Form 10-Q
period 2008-09-30
Cetrone Energy CO
filed 2008-11-12
CIK 1443863

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
----------------------
FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
Commission File Number:  333-153381

CETRONE ENERGY COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Nevada                                      2869                                  26-1972677
State of Incorporation         Primary Standard Industrial             I.R.S.
                                                    Employer Classification                 Identification No.
                                                                                                       Code Number #

11010 East Boundary Road
Elk, Washington 99009
Phone (509) 714.5236
   (Address and Telephone Number of Issuer's Principal Executive Offices)

InCorp Services, Inc.
3155 East Patrick Lane, Suite 1
Las Vegas, NV 89120
702-866-2500
 (Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                             Non-Accelerated Filer 

                                                                           (Do not check if a smaller reporting company)

Accelerated Filer                                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO 

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 12, 2008, the registrant had 2,200,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1. BALANCE SHEET
            STATEMENTS OF OPERATIONS
            STATEMENT OF STOCKHOLDERS’ EQUITY
            INTERIM STATEMENT OF CASH FLOWS
            NOTES TO THE FINANCIAL STATEMENTS
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Plan of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A. Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibit

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JULY 31, 2008 AND SEPTEMBER 30, 2008

	SEPTEMBER 30	JULY 31
ASSETS	2008	2008
	UNAUDITED	AUDITED
Current Assets
Cash and Cash Equivalents	2,030	2,100
Prepaid Expenses	-	-
Total Current Assets	2,030	2,100

Total Assets	2,030	2,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	2,975	525
Loans From Shareholders	100	100
Total Current Liabilities	3,075	625

Stockholders' Equity (Note B)
Common stock, 0.001 par value;
50,000,000 shares authorized;
2,200,000 shares issued and outstanding	2,200	2,200
Additional Paid in Capital	1,800	1,800
Retained Earnings (Accumulated Deficit)	(5,045)	(2,525)
Total Stockholders' Equity	(1,045)	1,475

Total Liabilities and Stockholders' Equity	2,030	2,100

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
AND CUMULATIVE FROM JANUARY 28, 2008
		CUMULATIVE
	SEPTEMBER 30	JANUARY 28, 2008
	2008	TO SEPTEMBER 30, 2008
Income	-	-

Cost of Goods Sold	-	-

Gross Margin	-	-

General and Administrative Expenses
Professional Fees	2,450	2,450
Consulting	-	2,000
General and Administrative	70	595
Total General and Administrative Expenses	2,520	5,045

Net Income (Loss)	$(2,520)	$(5,045)

Per Share Information:

Net Income (Loss) per share - 10,590,000 shares issued	$(0.001)	$(0.001)

Basic weighted average number
common stock shares outstanding	2,200,000	1,711,111

Diluted weighted average number
common stock shares outstanding	2,200,000	1,711,111

CETRONE ENERGY COMPANY
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
AND CUMULATIVE FROM JANUARY 28, 2008
		CUMULATIVE
CASH FLOWS FROM OPERATING ACTIVITIES	SEPTEMBER 30	JANUARY 28, 2008
	2008	TO SEPTEMBER 30, 2008
Net income	$(2,520)	$(5,045)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-
(Increase) decrease in:
Accounts Receivable	-	-
Prepaid Expenses	-	-
Increase (decrease) in:
Accounts Payable	2,450	2,975
Accrued Payroll Taxes	-	-
Net Cash Provided (Used) By Operating Activities	(70)	(2,070)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-
Net Cash (Used) By Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	-	100
Capital Contributions	-	4,000
Net Cash (Used) By Financing Activities	-	4,100

NET INCREASE (DECREASE) IN CASH	(70)	2,030

CASH AT BEGINNING OF PERIOD	2,100	-

CASH AT END OF PERIOD	$2,030	$2,030

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

Cetrone Energy Company was incorporated on January 28, 2008 in the State of Nevada.

The principal business of the Company is to develop “green” renewable fuel source for agricultural operations, specifically biodiesel.  The Company’s year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Cetrone Energy Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

 The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At September 30, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2008.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $1,715 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2008.  The significant components of the deferred tax asset at June 30, 2008 were as follows:

September 30, 2008
Net operating loss carryforward	$5,045
Deferred tax asset	1,715
Deferred tax asset valuation allowance	$(1,715)
Net deferred tax asset	-

At September 30, 2008, the Company has net operating loss carryforwards of approximately $5,045, which expire in the year 2028. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through September 30, 2008.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008

Management has established plans designed to increase the sales of the Company’s products, and decrease debt.  The Company plans to source raw materials needed for remanufacture domestically, then produce the needed biofuel in small batches tailored to the needs of customer demand until such time as larger quantities can be produced.  Profit margins will presumably increase as batch size and storage limits can be increased. However, currently the Company is dependent upon raising proceeds from the sale of its common stock or through debt financing in order to continue the development of its proposed business.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $120,000 is believed necessary to continue operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for expansion through affiliations and other business relationships.  Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE 3– CAPITAL STOCK

Common Stock
The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in, the Company issued 2,200,000 shares of common stock for a total of $2,000 cash, and $2,000 in services.

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 16, 2008, an officer and director of the Company used $100 to open up a bank account on behalf of the Company. As of September 30, 2008, the Company has not yet reimbursed the officer for this cash advance.  The funds advanced are unsecured, non-interest bearing, and due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission.

Company History

Cetrone Energy Company (the “Company”) is a development stage company. The Company was organized under the laws of the State of Nevada on January 28, 2008.  We formed our Company for the purpose of establishing a renewable fuel source for agricultural operations, specifically within the Pacific Northwest.  Biodiesel is our initial intended product will be a combination of both raw and/or waste vegetable oil and traditional petroleum diesel.  We believe this combination may reduce carbon emissions, maintain a high level of engine performance while utilizing primarily renewable resources that can be grown or produced locally.  Our intended product, while not technically difficult to produce, has a number of regulatory hurdles which must be overcome before it can ever successfully be brought to market. Since becoming incorporated, the Company has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company has no subsidiaries.  Our fiscal year end is December 31st.

Business Development

The Company has not begun to commenced our planned principal strategic operations and have no significant assets.  Our operations to date have been devoted primarily to startup and development activities, which include the following:

1. Formation of the Company;
2. Initial development of business plan;
3. Initial capitalization of the Company; and
4. Filed Registration Statement with the Securities and Exchange Commission (“SEC”).

The Company filed a registration statement on Form S-1 on September 9, 2008, which was deemed effective on September 24, 2008.  As of November 12, 2008 the Company had not sold any shares, which will are necessary to fund the initial developments of the Company.  The Company plans to continue to offer its common stock to the public through this registration statement through the fourth quarter of 2008 or until it is fully subscribed.  However, there can be no guarantee or assurance that the Company will be able to sell its common stock to the public and raise adequate funds. If it is unable to raise proceeds from this offering the business will fail and any investment made into the Company would be lost.

Cetrone Energy Company is attempting to become fully operational.  In order to generate revenues, we must successfully address the following areas:

1. Raise Proceeds through sale of common stock: The Company is offering to the public through its registration statement file on Form S-1 September 9, 2008 1,500,000 common shares at a price of $0.08 per share.

2. Start Production of Primary Products: The Company must start approaching producers of the raw materials to be used in the biodiesel products.

3.  Develop and Implement a Marketing Plan:  In order to promote our company and establish our public presence, we believe we will be required to develop and implement a comprehensive marketing plan to sell our biodiesel products.  CEC intends to market initially through a website and by attending trade shows.  Without any marketing campaign, we may be unable to generate interest in, or generate awareness of, our company.

4. Create Customer Loyalty:  We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base.  It is critical that we begin to establish relationships to potential customers by promoting quality products and services and then delivering on a consistent basis.

There can be no guarantee or assurance that the Company will be successful in accomplishing any of the above steps. If the Company is unable to complete one or more of the above steps its business would fail and any investment made into the Company would be lost in its entirety.

Liquidity and Capital Resources

As of September 30, 2008, we have $2, 030 of cash available.  We have current liabilities of $3,075.  From the date of inception (January 28, 2008) to September 30, 2008 the Company has recorded a net loss of $5,045 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of September 30, 2008 we had raised approximately no proceeds from the sale of out common stock through our registered offering. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

To date there is no public market for the Company’s common stock.  If and when the Company sells its common shares through its registration statement, management plans to focus efforts on obtaining quotation of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB.)  There can be no guarantee or assurance that they will be successful in accomplishing this task; moreover, even if the common stock is listed on the OTCBB there can be no guarantee that a market would develop for the Company’s common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Michael Cetrone, of the corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes In Internal Controls Over Financial Reporting

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors

There have been no material changes to the risks to our business described in our registration statement filed with the SEC on September 9, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits

Exhibit Number	Description
31	Section 302 Certification of Chief Executive and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Cetrone Energy Company

        Dated: November 12, 2008       /s/ Michael Cetrone
                                                         --------------------------------
                                                         Michael Cetrone
                       Chief Executive Officer and
                                                         Chief Financial Officer