Form 10-K
Cetrone Energy CO
filed 2009-03-31
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  333-153381
_______________________________

  CETRONE ENERGY COMPANY
(Exact name of registrant as specified in its charter)

NEVADA	26-1972677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 11010 E. Boundary Road
Elk, WA  99009
(Address of principal executive offices, including zip code)

 (509) 714-5236
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy
1or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of March 11, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of March 11, 2009, the Registrant had outstanding 2,228,025 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form S-1 December 13, 2007 are incorporated by reference within Part I and Part II herein.

INDEX
CETRONE ENERGY COMPANY

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

 Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K.

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant”, "Cetrone”  "we," "our," “CEC,” and "us" refer to Cetrone Energy Company.

ITEM 1.	BUSINESS

Company History

Cetrone Energy Company Inc. is a Nevada Corporation; incorporated on January 28, 2008. We are a development stage business and have not begun operations or generated any revenue to date. CEC’s fiscal year end is December 31.

Cetrone Energy has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Cetrone has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  Cetrone has no subsidiaries or predecessors.

Since our inception, we have been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our products and identifying future sources of capital.

Our registration statement filed on Form S-1 was deemed effective on September 15, 2008.  As of the date of this report we had sold approximately 28,025 common shares at a price of $0.08 per share.

Currently, CEC has one Officer and Director, Michael Cetrone. Mr. Cetrone has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. Other than the Officer/Director, there are no employees at the present time and there are no plans to hire employees during the next twelve months. The Company’s administrative office is located at 11010 E. Boundary Road, Elk, WA 99009, and our telephone number is: (509) 714-5236

Business Development

We have not conducted any revenue generating operations since our inception.  Our objective is to enter into the re-manufactured bio-fuels industry.  We anticipate that this industry will become more and more completive over the course of the next twelve months.  Competitors within this market segment will more than likely have superior financing and be better positioned than CEC.

 CEC plans to source raw materials needed for the remanufacture of bio-fuel domestically; and then if and when, revenues allow we plan to produce our own bio-fuel in small batches customized to meet the needs of specific clientele.  If and when we can establish clientele and subsequently increase revenue we plan to produce larger quantities of bio-fuel as demand dictates within our market segment.  In order to begin generating bio-fuel CEC will be required to source out raw materials including vegetable oil and petroleum distillates.  We currently have no contracts or agreements in place with any supplier of the required raw materials and there can be no guarantee or assurance that we will be capable of securing any such contract at favorable terms in the future.

We anticipate that profit margins will increase as batch size and storage limits can be increased.  We cannot guarantee however, that demand for our product will ever increase.  The vast majority of all agricultural enterprises use distillate fuel oil in their operations.  We believe our intended product(s) could represent a cost effective environmental friendly alternative to diesel fuel not only agricultural applications but also across multiple market segments that rely on diesel fuel for their energy needs.

We anticipate that our largest target market will be agribusinesses.  In order to reach and grow within our market segment it is critical we establish our bio-fuel products as reliable and available to potential customers. This will require us to coordinate closely with third-party providers such as tanker truck delivery services and potentially conversion services needed in order for engines and machinery to effectively utilize our bio-fuel.  It should be noted that agribusiness is seasonally driven, as such during off seasons our anticipated business would likely suffer and we cannot provide any assurance to investors that we will be able to endure during these downtimes.

 Compliance with Government Regulation

If and when we conduct operations we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the manufacturing of alternative fuels, specifically bio-fuel in the United States. Moreover, if we ever enter into production, we may have expenses to comply with permit and regulatory environment laws both locally and federally.
Investors and security holders may obtain a free copy of the Annual Report on Form10-K and other documents filed by CEC with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Cetrone with the SEC may also be obtained from Cetrone Energy Company by directing a request to Cetrone, Attention:  Michael Cetrone, President and Chief Executive Officer, 11010 E. Boundary Road Elk, WA  99009 Telephone:  (509) 714-5236.

ITEM 1A.	RISK FACTORS

Factors Affecting Future Operating Results

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects.

In particular, please consider these risk factors when reading "forward-looking" statements which appear throughout this report.  Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

RISKS RELATING TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND WE HAVE NO OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION

Our Company was formed on January 28, 2008, and we have no operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our auditor's report on our December 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our Officer may be unable or unwilling to loan or advance any capital to CEC, we believe that if we do not raise at least $30,000 from our registered offering, we may be required to suspend or cease the implementation of our business plans within 12 months. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to continue to deploy its business strategies.

WE HAVE NO CUSTOMERS TO DATE; AND MAY NOT DEVELOP SUFFICIENT CUSTOMERS TO STAY IN BUSINESS IN THE FUTURE

Cetrone Energy Company has not sold any products, and may be unable to do so in the future. If the Company is unable to develop sufficient customers for its products, it will not generate enough revenue to sustain its business resulting in business failure and complete loss of any investment(s) made into the Company.

WE ARE SEEKING ADDITIONAL FINANCING TO FUND OUR BIOFUEL DEVELOPMENT AND OPERATIONS, AND IF WE ARE UNABLE TO OBTAIN FUNDING WHEN NEEDED, OUR BUSINESS WOULD FAIL

We need additional capital to complete navigation of the regulatory issues we face, locate, acquire and develop our manufacturing and storage facilities, and acquire the vehicles necessary to deliver our product to our customers at their location.  We will be required to fund operations through the sale of equity shares and will not be able to continue as a going concern if we are unsuccessful in selling such shares.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

OUR SUCCESS IS DEPENDENT ON CURRENT MANAGEMENT, WHO MAY BE UNABLE TO DEVOTE SUFFICIENT TIME TO THE DEVELOPMENT OF ARE BUSINESS PLAN, WHICH COULD CAUSE THE BUSINESS TO FAIL

Cetrone Energy Company is heavily dependent on the limited industry experience that our sole Officer and Director, Michael Cetrone, brings to the Company.  Additionally, Mr. Cetrone is employed outside of Cetrone Energy Company.

Mr. Cetrone has been and continues to expect to be able to commit approximately 10-12 hours per week of his time, to the development of Cetrone Energy Company business plan in the next twelve months. If management is required to spend additional time with his outside employment, he may not have sufficient time to devote to Cetrone Energy Company, and, Cetrone Energy Company would be unable to develop its business plan.

CHANGING AND UNPREDICTABLE AGRICULTURAL MARKET CONDITIONS MAY IMPACT THE DEMAND FOR OUR PRODUCTS

There can be no guarantee that current agricultural demand for fuel products will continue.  If other energy companies are successful developing technologies like hydrogen fuel cells, then any carbon based fuel system may become obsolete and undesirable in the marketplace.  In such a condition our products may well no longer be salable to our prospective customers.

WE WILL RELY ON OTHERS FOR PRODUCTION OF OUR BIOFUEL PRODUCTS; ANY INTERRUPTIONS OF THESE ARRANGEMENTS WOULD DISRUPT OUR ABILITY TO FILL CUSTOMERS' ORDERS AND HAVE A MATERIAL IMPACT ON OUR ABILITY TO OPERATE

We will be required to obtain products for our product by direct manufacture. Any increase in labor, equipment, or other production costs could adversely affect our cost of sales. Qualifying staff to manufacture our product is time-consuming and might result in unforeseen manufacturing and operations problems. If we are unable to meet our manufacturing commitments this will adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm the business.

RISKS RELATED TO OUR COMMON STOCK

WE ARE CONTROLLED BY CURRENT OFFICER, DIRECTOR AND PRINCIPAL STOCKHOLDER

Our sole officer and director beneficially own approximately 90% of the outstanding shares of our common stock. So long as our officer and director controls a majority of our fully diluted equity, he will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

THERE IS CURRENTLY NO MARKET FOR CETRONE ENERGY COMPANY COMMON STOCK

There is currently no market for Cetrone Energy Company common stock and there is no assurance that a market will develop in the future. If a market never develops investors would not be able to sell their stock resulting in a complete loss of any investment made into the Cetrone.
THERE ARE LEGAL RESTRICTIONS ON THE RESALE OF THE COMMON SHARES OFFERED, INCLUDING PENNY STOCK REGULATIONS UNDER THE U.S. FEDERAL SECURITIES LAWS. THESE RESTRICTIONS MAY ADVERSELY AFFECT THE ABILITY OF INVESTORS TO RESELL THEIR SHARES

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares.

These risk factors, individually or occurring together, would likely have a substantially negative effect on Cetrone Energy Company business and would likely cause it to fail.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not Applicable

ITEM 2.	PROPERTIES

Cetrone uses a corporate office located at 11010 E. Boundary Road, Elk, WA 99009, and our telephone number is: (509) 714-5236.  This office space and telephone services are currently being provided free of charge.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently use.

Cetrone’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  Cetrone does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

Cetrone Energy Company is not currently a party to any legal proceedings. Cetrone Energy Company agent for service of process in Nevada is:  InCorp Services Inc., 3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120 – Telephone (702) 866-2500

CEC’s officer and director has not been convicted in a criminal proceeding nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Mr. Cetrone the Company’s officer and director has not been convicted of violating any federal or state securities or commodities law. There are no known pending legal or administrative proceedings against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this annual report the Company has 2,228,025 common shares issued and outstanding.  There is currently no market for Cetrone’s common stock and there can be no assurance that a market will ever develop in the future.

Sales of Unregistered Securities. We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

On March 7, 2008, the Company issued 2,000,000 common shares to Michael Cetrone, Officer/Director, for total consideration of $2,000.  The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On March 7, the Company issued 100,000 shares of its common stock to Jameson Capital, LLC for services valued at $1,000. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On May 15, 2008, the Company issued 100,000 shares of common stock to Walker, Bannister & Dunn, LLC for services valued at $1,000. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Sales of Registered Securities.  As of the date of this annual report the Company has sold pursuant to its effective prospectus filed on Form S-1 approximately 28,025 common shares to eleven individual investors.

Issuer Purchases of Equity Securities. None during the Fiscal Year 2008.

Holders.  There were approximately thirteen shareholders of our common stock as of the date of this annual report.

Dividends. We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

Securities Authorized for Issuance under Equity Compensation Plans. The Company has no Equity Compensation Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$0

Operating Expenses	$(6,021)

Earnings (Loss)	$(6,021)

Total Assets	$3,296

Liabilities	$3,075

Shareholders’ Equity	$3,296

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Cetrone Energy Company. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Cautionary Statement

This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.

Executive Overview

Fiscal Year 2008 the focus of the Company was primarily on preparing and filing the registration statement on Form S-1 in order to register 1,900,000 common shares to be sold as a direct offering to the public at a price of $0.08 per share to fund the anticipated business developments detailed herein and maintain the status of the Company as a reporting company as defined by the Securities and Exchange Commission.  As of the date of this annual report the Company had sold approximately 28,025 shares of common stock through the offering.  Management indents to focus on raising additional funds for the first and second quarters of 2009.  If the Company is unsuccessful in raising additional proceeds the business would likely fail and any investment made into the Company would be lost in its entirety.

Fiscal 2008

Liquidity. As of December 31, 2008, the Company had $3,296 of cash on hand.  The Company will be required to raise additional funds in order to continue its business.  Management plans to focus efforts on raising these required funds over the course of the next two quarters of 2009.

The Company has not generated any revenues.  As of the December 31, 2008 the only cash proceeds received by the Company have been approximately $4,242 through the sale of its common stock.

Capital Resources. We will require significant amounts of working capital to begin our business operations described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $3,296 of cash available.  In order to maintain our status as a going concern we must raise additional proceeds of $35,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $30,000 and $6,000 to cover administrative costs.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations.  The Company has not begun operations and to date has only been engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our products and identifying future sources of capital.  There can be no guarantee that the business will ever begin operations or generate revenue and if it does a complete loss of any investment made into the Company would be realized.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There is no market for our common stock. We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-2, immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
 None

ITEM 9A(T).	CONTROLS AND PROCEDURES.
 Disclosure Controls and Procedures

Management of Cetrone Energy Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Michael Cetrone. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Cetrone will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Cetrone will enhance and test our year-end financial close process. Additionally, Cetrone’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Cetrone will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934,

 or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cetrone Energy Company executive officers and directors and their respective ages as of December 31, 2008 are as follows:

Directors:

Name of Director	Age	Period of Service
Michael Cetrone	46	Since January 28, 2008

Executive Officers:

Name of Officer	Age	Office
Michael Cetrone	46	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Michael Cetrone, Officer and Director.

Currently, Mr. Cetrone is involved in the agricultural industry and has been for the past 5 years.  Mr. Cetrone owns and operates his own farm in Elk, Washington.  In addition, during this period Mr. Cetrone has conducted his own personal research into the development and use of bio-fuel for applications relating to his own farming operations.  Prior to his farming operations Mr. Cetrone’s employments have generally been focused in facility management operations.

Mr. Cetrone anticipates spending at a minimum 10 hours per week on the development of Cetrone Energy Company at no cost to the Company.

Cetrone Energy Company’s sole Officer and Director has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Corporate Governance

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director and two officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have has not established an Audit Committee because of our limited operations; and because we have only one director and two officers, we believe that we are able to effectively manage the issues normally considered by a Audit Committee

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Michael Cetrone Director, President	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

Cetrone did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  Cetrone has also not granted any stock options to the executive officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Cetrone to own more than 5% of the outstanding common stock as of December 31, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.
Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	*Michael Cetrone 11010 E. Boundary Road, Elk, WA 99009	2,000,000 shares	90%
*Officer and Director.

The percent of class is based on 2,228,025 shares of common stock issued and outstanding as of December 31, 2008.

Changes in Control. There are known arrangement known to the Company involving any pledge by any person of securities of the Company’s common stock to effective a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2008, there were no material transactions between the Company and any Officer, Director or related party and the Company described herein, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $2,500 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form S-1, filed on September 9, 2008.

3.2	By-Laws Incorporation is incorporated herein by reference to Form S-1, filed on September 9, 2008.

14	Code of Ethics

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CETRONE ENERGY COMPANY

By:	/s/ Michael Cetrone
Michael Cetrone
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: March 31, 2009

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE COMPANY)
AUDITED FINANCIAL STATEMENTS
FOR THE PERIOD OF
JANUARY 28, 2008 (DATE OF INCEPTION)
TO DECEMBER 31, 2008

THE BLACKWING GROUP, LLC
18921G E VALLEY VIEW PARKWAY #325
INDEPENDENCE, MO 64055

TABLE OF CONTENTS

THE BLACKWING GROUP, LLC
18921G E VALLEY VIEW PARKWAY #325
INDEPENDENCE, MO 64055
816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Cetrone Energy Company (A Development Stage Company)
11010 East Boundary Road
Elk, WA 99009

We have audited the accompanying balance sheet of Cetrone Energy Company (A Development Stage Company) as of December 31, 2008, and the related statements of income and changes in member’s equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cetrone Energy Company (A Development Stage Company) as of December 31, 2008, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC
Issuing Office: Independence, MO
March 29, 2009

CETRONE ENERGY COMPANY
(A Development Stage Company)
BALANCE SHEET
December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$3,296
Prepaid Expenses	-
Total Current Assets	3,296

Total Assets	$3,296

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,975
Loans from Shareholders	100
Total Current Liabilities	3,075

Stockholders' Equity (Note B)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,228,025 shares issued and outstanding	2,228
Additional Paid in Capital	4,014
Retained Earnings (Accumulated Deficit)	(6,021)
Total Stockholders' Equity	221

Total Liabilities and Stockholders' Equity	$3,296
See Accountants' Audit Report

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD ENDED DECEMBER 31, 2008
Total Income	-

Total Cost of Sales	$-

Gross Margin	-

General and Administrative Expenses
Professional Fees	3,150
Consulting	2,000
General and Administrative	871
Total Expenses	6,021

Net Income (Loss)	$(6,021)

Per Share Information:

Net Income (Loss) per share - 2,228,025 shares issued	$(0.003)
See Accountants' Audit Report

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED DECEMBER 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$(6,021)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-
(increase) decrease in:
Accounts Receivable	-
Prepaid Expenses	-
Increase (decrease) in:
Accounts Payable	2,975
Accrued Payroll Taxes	-
Net cash Provided (Used) By Operating Activities	(3,046)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash Provided (Used) By Financing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans From Shareholders	100
Capital Contributions	6,242
Net Cash (Used) By Financing Activities	6,342

NET INCREASE (DECREASE) IN CASH	3,296

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$3,296
See Accountants' Audit Report

CETRONE ENERGY COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY
ACCUMULATED FOR THE PERIOD FROM DATE OF INCEPTION
ON JANUARY 28, 2008
(Expressed in US Dollars)

Capital Stock Issued	Number of	Par	Additional Paid	Deficit	Total Stockholders'
	Common Shares	Value	In Capital	Accumulated	Equity (Deficit)

- March 7, 2008	2,000,000	0.001	-	-	2,000
common stock issued for cash

- March 7, 2008	100,000	0.001	900	-	1,000
common stock issued for services

- March 15, 2008	100,000	0.001	900	-	1,000
common stock issued for services

- March 15, 2008	28,025	0.001	2,214	-	2,242
common stock issued for cash

Net Loss for the period from February 28, 2008
to December 31, 2008					(6,021)

Balance as of December 31, 2008	2,228,025	0.004	4014	-	221
See Accountants' Audit Report

CETRONE ENERGY COMPANY
(A Development State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDING DECEMBER 31, 2008

A summary of significant accounting policies of Cetrone Energy Company (A Development Stage Enterprise) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

NOTE 1 – DESCRIPTION OF BUSINESS

Development Stage Company

Cetrone Energy Company was incorporated on January 28, 2008 in the State of Nevada.

The principal business of the Company is to develop “green” renewable fuel source for agricultural operations, specifically biodiesel. The Company’s year-end is December 31. The Company has devoted substantially all of its efforts to business planning, and development. Additionally, the Company has allocated a substantial portion of their time and investment in preparing the Company for public reporting status, and the raising of capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recently Issued Accounting Pronouncements
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the
Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years,

CETRONE ENERGY COMPANY
(A Development State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDING DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Recently Issued Accounting Pronouncements (continued)
 except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b.	b FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging

CETRONE ENERGY COMPANY
(A Development State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDING DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Recently Issued Accounting Pronouncements (continued)
Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging

CETRONE ENERGY COMPANY
(A Development State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDING DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Derivative Instruments (continued)
derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At December 31, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,047 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2008. The significant components of the deferred tax asset at December 31, 2008 were as follows:

CETRONE ENERGY COMPANY
(A Development State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDING DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Provision for Taxes (continued)

December 31, 2008
Net operating loss carryforward	$6,021
Stock options issued under a non-qualified plan:
Deferred tax asset	2,047
Deferred tax asset valuation allowance	$(2,047)

At December 31, 2008, the Company has net operating loss carryforwards of approximately $6,021, which expire in the year 2028. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

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

In its initial capitalization in, the Company issued 2,000,000 shares of common stock for a total of $2,000 cash, and 200,000 shares of common stock for a total of $2,000 in services.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended December 31, 2008, an officer and director of the Company used $100 to open up a bank account on behalf of the Company. As of December 31, 2008, the Company has not yet reimbursed the officer for this cash advance. The funds advanced are unsecured, non-interest bearing, and due on demand.

CETRONE ENERGY COMPANY
(A Development State Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDING DECEMBER 31, 2008

NOTE 5 – GOING CONCERN

As shown in the accompanying financial statements, the Company had working capital of approximately $3,296 and an accumulated deficit incurred through December 31, 2008. The Company is currently putting technology in place, which will, if successful, mitigate these factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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