Form 10-Q
period 2009-05-14
Cetrone Energy CO
filed 2009-05-15
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 333-153381

CETRONE ENERGY COMPANY
(Exact name of small business issuer as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11010 East Boundary Road, Elk, Washington 99009
(Address of principal executive offices)

509.714.5236
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated        [   ]                                  Accelerated filer                   [   ]

Non-accelerated filer  [   ]
(Do not check if a small reporting company)     Small reporting company    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 14, 2009: 2,228,025 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at March 31, 2009 and December 31, 2008	F-1

	Statement of Operations For the three months ended March 31, 2009 and for the period January 28, 2008 (Date of Inception) to March 31, 2009 and December 31, 2008	F-2

	Statement of Shareholders’ Equity	F-3

	Statement of Cash Flows For the three months ended March 31, 2009 and for the period January 28, 2008 (Date of Inception) to December 31, 2008	F-4

	Notes to the Financial Statements.	F-5-10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

ITEM 4T.	Controls and Procedures	10

PART 11.	OTHER INFORMATION	10

ITEM 1.	Legal Proceedings	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

ITEM 3.	Defaults Upon Senior Securities	10

ITEM 4.	Submission of Matters to a Vote of Security Holders	10

ITEM 5.	Other Information	10

ITEM 6.	Exhibits	11

	SIGNATURES.	12

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of  Cetrone Energy Company (a development stage company) at March 31, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three months ended March 31, 2009 and for the period from January 28, 2008 (date of incorporation) to March 31, 2009 and December 31, 2008, shareholders’ equity at March 31, 2009 and the statement of cash flows for the three months ended March 31, 2009 and for the period from January 28, 2008 (date of incorporation) to December 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

CETRONE ENERGY COMPANY
(A Development Stage Company)
BALANCE SHEET

	March 31	December 31
	2008	2008
	(audited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$2,761	$3,296
Total Current Assets	2,761	3,296

TOTAL ASSETS	$2,761	$3,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,950	$2,975
Note payable - related party	100	100
Total Current Liabilities	7,050	3,075

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,228,025 shares issued and outstanding
respectively	2,228	2,228
Additional paid-in capital	4,014	4,014
Accumulated deficit	(10,531)	(6,021)
Total Stockholders' Equity (Deficit)	(4,289)	221

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,761	$3,296

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Period from	Period from
	Three Months	January 28, 2008	January 28,2008
	Ended	Through	(Inception) to
	March 31	December 31,	March 31,
	2009	2008 (audited)	2009

REVENUES	$-	$-	-

OPERATING EXPENSES
Consulting	-	2,000	2,000
Professional fees	4,425	3,150	7,575
General and administrative expenses	85	871	956
Total operating expenses	4,510	6,021	10,531

LOSS FROM OPERATIONS	(4,510)	(6,021)	(10,531)

OTHER INCOME (EXPENSES)
Other income	-	-	-
Interest income	-	-	-
TOTAL OTHER INCOME (EXPENSES)		-	-

LOSS BEFORE TAXES	(4,510)	(6,021)	(10,531)

INCOME TAX EXPENSE		-

NET LOSS	$(4,510)	$(6,021)	(10,531)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	$nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	2,228,025	1,833,333

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	5/12/2008	2,000,000	$2,000	$	$	$2,000
						-
Common Stock for services						-
at $0.01 per share	3/7/2008	200,000	200	1,800		2,000
						-
Common stock issued for cash						-
at $0.08 per share	12/26/2008	28,025	28	2,214		2,242
						-
Net loss for period ended						-
December31, 2008				-	(6,021)	(6,021)

Balance, December 31, 2008		2,228,025	$2,228	$4,014	$(6,021)	$221

Net loss for period ended						-
March 31, 2009				-	(4,510)	(4,510)

Balance, March 31, 2009		2,228,025	$2,228	$4,014	$(10,531)	$(4,289)

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		Period from
		January 28, 2008
	Three Months Ended	Through
	March 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(4,510)	$(6,021)
Common stock issued for services		2,000
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase (decrease) in accounts payable	3,975	2,975
Net cash provided (used) by operating activities	(535)	(1,046)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	4,242
Proceeds from note payable - related party	-	100
Net cash provided by financing activities	-	4,342

Net increase (decrease) in cash and cash equivalents	(535)	3,296

Cash at beginning of period	3,296	-

Cash at end of period	$2,761	$3,296

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

At March 31, 2009 and December 31, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended March 31, 2009.

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

At March 31, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,600 principally arising from net operating loss carryforwards for income tax purposes.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2009.  The significant components of the deferred tax asset at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Net operating loss carryforward	$ 10,531	$ 6,021
Deferred tax asset	3,581	2,047
Deferred tax asset valuation allowance	$ (3,581)	$ (2,047)
Net deferred tax asset	-	-

At March 31, 2009, the Company has net operating loss carryforwards of approximately $10,500 which expire in the year 2028. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through March 31, 2009.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

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

In its initial capitalization, the Company issued 2,200,000 shares of common stock for a total of $2,000 cash, and $2,000 in services.

During the year ended December 31, 2008 the Company sold 28,025 shares of common stock pursuant to a registered offering at $0.08 per share for total cash of $2,242.

During the period ended March 31, 2009 the Company did not sell any stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 16, 2008, an officer and director of the Company used $100 to open up a bank account on behalf of the Company. As of December 31, 2008, the Company has not yet reimbursed the officer for this cash advance.  The funds advanced are unsecured, non-interest bearing, and due on demand.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Cetrone Energy Company (“CEC”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

CEC is a start-up, development stage company, incorporated in the State of Nevada on January 28, 2008 and with a fiscal year end of December 31.   We have no subsidiaries, affiliated companies or joint venture partners.

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

Principal Office

Our administrative office is located at 11010 East Boundary Road, Elk, Washington 99009.  Our telephone number is 509.714.5236.

Other information

As of March 31, 2008 CEC had 2,228,025 shares outstanding.

CEC is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.  The shareholders may read and copy any material filed by CEC with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which CEC has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   CEC has no website at this time.

 Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of CEC and the notes, which forms an integral part of the financial statements, which are attached hereto.

DESCRIPTION OF THE PROPERTY

We own no property.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $20,000 for the next twelve months in order to continue our proposed business.  We have accounts payable of $7,050. We estimate that we will require $11,300 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $1,650 to expend towards the development of its proposed business.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of March 31, 2009 we had $2,760 of cash on hand.  We had total liabilities of $7,050 of which expenses were related to start-up costs.

To date, the Company has not implemented its fully planned principal operations or strategic business plan. Presently, CEC is attempting to secure sufficient monetary assets to increase operations.  CEC cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

The Company’s ability to commence operations is entirely dependent upon the proceeds to be raised in this offering.  If CEC does not raise at least the minimum offering amount, it will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If CEC does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  CEC cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

CEC management does not expect to incur research and development costs within the next twelve months.

CEC currently does not own any significant plant or equipment that it would seek to sell in the near future

The Company has not paid for expenses on behalf of any director.  Additionally, CEC believes that this policy shall not materially change within the next twelve months.

Competitive Factors

Bio-fuels industry is fairly new and undeveloped at this time and it competes directly with the established infrastructure of the domestic oil and gas industry.  As such, our competition represents a large, well developed, mature industry with well established distribution and delivery systems.  Our direct competitors include companies like Exxon/Mobile, Chevron, British Petroleum and Texaco.  We will essentially begin be providing a ‘boutique’ type fuel outlet providing more environmentally friendly fuel at a competitive cost.  There can be no assurance that Cetrone Energy Company will ever be able to compete with any of the competitors described herein.  In addition, there may be other competitors the company is unaware of at this time that would also impede or prevent the company’s success.  joys the advantage of only needing approximately 10% pure distillate to make its product.  The rest comes from renewable vegetable sources like peanuts, corn, and soybeans.  Biodiesel, specifically, does not require processing beyond the addition of conventional diesel to the vegetable oil for combustion in a current diesel engine.  Presuming that we can obtain our raw production materials by leveraging contracts with suppliers locking in our prices, we will then be able to manufacture our product below market cost and profit from the sale.  Additionally, we will be able to leverage the current ‘green’ initiatives being established to promote our product as more environmentally friendly than our conventional competition.  We anticipate that we should be able to reduce our manufacturing requirements by focusing on agribusiness and existing diesel machinery.  Automobiles and aircraft require a much higher octane fuel for hotter, more explosive combustion.  At this point however, we cannot provide any assurance or guarantee that we will be successful and capitalize upon the believed competitive advantages described above.

Regulations

If and when we conduct operations we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the manufacturing of alternative fuels, specifically bio-fuel in the United States. Moreover, if we ever enter into production, we may have expenses to comply with permit and regulatory environment laws both locally and federally.

Employees

CEC management does not anticipate the need to hire employees over the next twelve (12) months.  Currently, the Company believes the services provided by its officer and director appears sufficient at this time.  Our officer and director do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Investment Policies

CEC does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by CEC.   Presently CEC does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at March 31, 2009, we had $2,760 cash on hand and liabilities of $7,050.  The Company will require cash injections of approximately $20,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to March 31, 2009 of $10,531. We did not earn any revenues during the aforementioned period.

Critical Accounting Policies.   Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of March 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on CEC terms.

Trends.   We are a development stage business and have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on January 28, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $20,000 of the course of the next twelve months our business will fail and any investment made into the Company would be lost in its entirety.

We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to March 31, 2009.

For the three months ended March 31, 2009, we had a net loss of $4,510 and an accumulated loss since inception of $10,531.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at March 31, 2009.  We had $2,760 of cash available as at March 31, 2009. Total shares issued outstanding, as at March 31, 2009, was 2,228,025.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of raw material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will in fact occur as projected. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.  CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are  likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which CEC or is a party or is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended December 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation (incorporated by reference from CEC’s Registration Statement on Form S-1 filed on September 9, 2008, Registration No. 333-153381)

3.2	By-laws (incorporated by reference from CEC’s Registration Statement on Form S-1 filed on September 9, 2008, Registration No. 333-153381)

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CETRONE ENERGY COMPANY
(Registrant)

Date: May 14, 2009	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director