Form 10-K/A
period 2008-12-31
Cetrone Energy CO
filed 2009-07-15
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K/A

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

 (509) 714-5236
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

As of June 15, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of June 15, 2009, the Registrant had outstanding 2,228,025 shares of Common Stock with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

INDEX
CETRONE ENERGY COMPANY

PART I.

Cautionary Note

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our auditor's report on our December 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our Officer may be unable or unwilling to loan or advance any capital to CEC, we believe that if we do not raise at least $35,000 from our registered offering, we may be required to suspend or cease the implementation of our business plans within 12 months. Since there is no minimum and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to continue to deploy its business strategies.

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

Michael Cetrone, officer and director, makes available his home office located at 11010 E. Boundary Road, Elk, WA 99009- telephone (509) 714-5236 to the Company free of charge.  There are no arrangements by and between Mr. Cetrone and the Company for use of the office space.  The Company does not have exclusive use of this office space; Mr. Cetrone also utilizes this space for purposes other than those of the Company.

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

Issuer Purchases of Equity Securities. None during the Fiscal Year 2008.

Holders.  There were approximately thirteen shareholders of our common stock as of the date of this annual report.

Dividends. We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

Securities Authorized for Issuance under Equity Compensation Plans. The Company has no Equity Compensation Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$0

Operating Expenses	$(6,021)

Earnings (Loss)	$(6,021)

Total Assets	$3,296

Liabilities	$3,075

Shareholders’ Equity	$221

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has net operating loss carryover to be used for reducing future year's taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from January 28, 2008 (Date of Inception) through December 31, 2008, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. As of December 31, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", amendment of SFAS No. 133. SFAS 161applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Cetrone Energy Company.

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

Capital Resources. We will require significant amounts of working capital to begin our business operations described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $3,296 of cash available.  In order to maintain our status as a going concern we must raise additional proceeds of $35,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $30,000 and $5,000 to cover administrative costs.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Michael Cetrone. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

Cetrone plan to continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Cetrone will enhance and test our year-end financial close process. Additionally, Cetrone’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective.

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

           • Lack of Audit Committee and Outside Directors in the Company’s Board of Directors - We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cetrone Energy Company executive officer and director and his respective age as of December 31, 2008 is as follows:

Director:

Name of Director	Age	Period of Service
*Michael Cetrone	46	Since January 28, 2008

Executive Officer:

Name of Officer	Age	Office
*Michael Cetrone	46	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer
 *Michael Cetrone is the sole officer and director of the Company.

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

Corporate Governance

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officer, Michael Cetrone.  Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director/officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K./A

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CETRONE ENERGY COMPANY

By:	/s/ Michael Cetrone
Michael Cetrone
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: July 15, 2009

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

The Blackwing Group, LLC
Issuing Office: Independence, MO
July 15, 2009

CETRONE ENERGY COMPANY
(A Development Stage Company)
BALANCE SHEET

December 31
2008

ASSETS

CURRENT ASSETS
Cash	$3,296
Total Current Assets	3,296

TOTAL ASSETS	$3,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,975
Note payable - related party	100
Total Current Liabilities	3,075

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,200,000 shares issued and outstanding	2,228
Additional paid-in capital	4,014
Accumulated deficit	(6,021)
Total Stockholders' Equity (Deficit)	221

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$3,296
-

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

Period from
January 28, 2008
Through
December 31,
2008

REVENUES	$-

OPERATING EXPENSES
Consulting	2,000
Professional fees	3,150
General and administrative expenses	871
Total operating expenses	6,021

LOSS FROM OPERATIONS	(6,021)

OTHER INCOME (EXPENSES)
Other income	-
Interest income	-
TOTAL OTHER INCOME (EXPENSES)	-

LOSS BEFORE TAXES	(6,021)

INCOME TAX EXPENSE	-

NET LOSS	$(6,021)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,833,333

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	5/12/2008	2,000,000	$2,000	$	$	$2,000
						-
Common Stock for services						-
at $0.01 per share	3/7/2008	200,000	200	1,800		2,000
						-
Common stock issued for cash						-
at $0.08 per share	12/26/2008	28,025	28	2,214		2,242
						-
Net loss for period ended						-
December31, 2008				-	(6,021)	(6,021)

Balance, December 31, 2008		2,228,025	$2,228	$4,014	$(6,021)	$221

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

Period from
January 28, 2008
Through
December 31,
2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(6,021)
Common stock issued for services	2,000
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Increase (decrease) in accounts payable	2,975
Net cash provided (used) by operating activities	(1,046)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net cash used by investing activities	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	4,242
Proceeds from note payable - related party	100
Net cash provided by financing activities	4,342

Net increase (decrease) in cash and cash equivalents	3,296

Cash at beginning of period	-

Cash at end of period	$3,296

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-
Interest paid	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2008.

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

At December 31, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2008.  The significant components of the deferred tax asset at December 31, 2008 were as follows:

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

December 31, 2008
Net operating loss carryforward	$6,021
Deferred tax asset	2,047
Deferred tax asset valuation allowance	$(2,047)
Net deferred tax asset	-

At December 31, 2008, the Company has net operating loss carryforwards of approximately $6,000, which expire in the year 2028. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through December 31, 2008.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

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