Form 10-Q/A
period 2009-03-31
Cetrone Energy CO
filed 2009-07-15
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A #1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  June 14, 2009: 2,228,025 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at March 31, 2009 and December 31, 2008	F-1

	Statement of Operations For the three months ended March 31, 2009 and for the period January 28, 2008 (Date of Inception) to March 31, 2009 and December 31, 2008	F-2

	Statement of Shareholders’ Equity	F-3

	Statement of Cash Flows For the three months ended March 31, 2009 and for the period January 28, 2008 (Date of Inception) to December 31, 2008	F-4

	Notes to the Financial Statements.	F-5-10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	10

ITEM 1.	Legal Proceedings	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters to a Vote of Security Holders	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	11

	SIGNATURES.	12

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

CETRONE ENERGY COMPANY
(A Development Stage Company)
BALANCE SHEET

	March 31	December 31
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$2,761	$3,296
Total Current Assets	2,761	3,296

TOTAL ASSETS	$2,761	$3,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,950	$2,975
Note payable - related party	100	100
Total Current Liabilities	7,050	3,075

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,228,025 shares issued and outstanding
respectively	2,228	2,228
Additional paid-in capital	4,014	4,014
Accumulated deficit	(10,531)	(6,021)
Total Stockholders' Equity (Deficit)	(4,289)	221

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,761	$3,296
		-

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Period from	Period from
	Three Months	January 28, 2008	January 28,2008
	Ended	Through	(Inception) to
	March 31	December 31,	March 31,
	2009	2008	2009
		(audited)

REVENUES	$-	$-	-

OPERATING EXPENSES
Consulting	-	2,000	2,000
Professional fees	4,425	3,150	7,575
General and administrative expenses	85	871	956
Total operating expenses	4,510	6,021	10,531

LOSS FROM OPERATIONS	(4,510)	(6,021)	(10,531)

OTHER INCOME (EXPENSES)
Other income	-	-	-
Interest income	-	-	-
TOTAL OTHER INCOME (EXPENSES)		-	-

LOSS BEFORE TAXES	(4,510)	(6,021)	(10,531)

INCOME TAX EXPENSE		-

NET LOSS	$(4,510)	$(6,021)	(10,531)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	$nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	2,228,025	1,833,333

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	5/12/2008	2,000,000	$2,000	$	$	$2,000
						-
Common Stock for services						-
at $0.01 per share	3/7/2008	200,000	200	1,800		2,000
						-
Common stock issued for cash						-
at $0.08 per share	12/26/2008	28,025	28	2,214		2,242
						-
Net loss for period ended						-
December31, 2008				-	(6,021)	(6,021)

Balance, December 31, 2008		2,228,025	$2,228	$4,014	$(6,021)	$221

Net loss for period ended						-
March 31, 2009				-	(4,510)	(4,510)

Balance, March 31, 2009		2,228,025	$2,228	$4,014	$(10,531)	$(4,289)

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

The significant components of the deferred tax asset at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Net operating loss carryforward	$10,531	$6,021
Deferred tax asset	3,581	2,047
Deferred tax asset valuation allowance	$(3,581)	$(2,047)
Net deferred tax asset	-	-

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
MARCH 31, 2009

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

During the year ended Decmber 31, 2008 the Company sold 28,025 shares of common stock pursuant to a registered offering at $0.08 per share for total cash of $2,242.

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

ITEM 4.  CONTROLS AND PROCEDURES

CEO/CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this Amended Quarterly Report there are two separate forms of "Certifications" of the CEO/CFO, Michael Cetrone.  The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended May 31, 2009 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending March  31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

The following exhibits are included as part of this report:

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

CETRONE ENERGY COMPANY
(Registrant)

Date: July 15, 2009	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director