Form 10-K/A
period 2008-12-31
Cetrone Energy CO
filed 2009-07-30
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K/A amendment #2

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

As of July 30, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of July 30, 2009, the Registrant had outstanding 2,228,025 shares of Common Stock with a par value of $0.001 per share.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Michael Cetrone. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective.  For details of the specific areas that management identified as problems leading to the ineffectiveness of control and procedures see “Management’s Annual Report on Internal Control over Financial Reporting” below.

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

Date: July 30, 2009

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