Form 10-Q/A
period 2009-03-31
Cetrone Energy CO
filed 2009-07-30
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A #2

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 30, 2009: 2,228,025 common shares with a par value of $0.001 per share.

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

CETRONE ENERGY COMPANY
(A Development Stage Company)
BALANCE SHEET

	March 31	December 31
	2009	2008
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,761	$3,296
Total Current Assets	2,761	3,296

TOTAL ASSETS	$2,761	$3,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,950	$2,975
Note payable - related party	100	100
Total Current Liabilities	7,050	3,075

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,228,025 shares issued and outstanding
respectively	2,228	2,228
Additional paid-in capital	4,014	4,014
Accumulated deficit	(10,531)	(6,021)
Total Stockholders' Equity (Deficit)	(4,289)	221

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,761	$3,296
		-

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Period from	Period from
	Three Months	January 28, 2008	January 28,2008
	Ended	Through	(Inception) to
	March 31	December 31,	March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	-

OPERATING EXPENSES
Consulting	-	2,000	2,000
Professional fees	4,425	3,150	7,575
General and administrative expenses	85	871	956
Total operating expenses	4,510	6,021	10,531

LOSS FROM OPERATIONS	(4,510)	(6,021)	(10,531)

OTHER INCOME (EXPENSES)
Other income	-	-	-
Interest income	-	-	-
TOTAL OTHER INCOME (EXPENSES)		-	-

LOSS BEFORE TAXES	(4,510)	(6,021)	(10,531)

INCOME TAX EXPENSE		-

NET LOSS	$(4,510)	$(6,021)	(10,531)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	$nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	2,228,025	1,833,333

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	5/12/2008	2,000,000	$2,000	$	$	$2,000
						-
Common Stock for services						-
at $0.01 per share	3/7/2008	200,000	200	1,800		2,000
						-
Common stock issued for cash						-
at $0.08 per share	12/26/2008	28,025	28	2,214		2,242
						-
Net loss for period ended						-
December31, 2008				-	(6,021)	(6,021)

Balance, December 31, 2008		2,228,025	$2,228	$4,014	$(6,021)	$221

Net loss for period ended						-
March 31, 2009				-	(4,510)	(4,510)

Balance, March 31, 2009		2,228,025	$2,228	$4,014	$(10,531)	$(4,289)

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that constitute forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our estimates of raw material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this Form 10-Q.

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

ITEM 4.  CONTROLS AND PROCEDURES

Michael Cetrone, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that these disclosure controls and procedures are not effective.  See below within this section “CONCLUSION” for specifics of why the controls and procedures were determined to be ineffective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for managements plans relating to controls and procedures in the future.

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended March 31, 2009 covered by this report, there were material weaknesses in our Internal Controls.

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

CETRONE ENERGY COMPANY
(Registrant)

Date: July 30, 2009	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director