Form 10-K/A
period 2008-12-31
Cetrone Energy CO
filed 2009-08-06
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K/A Amendment #3

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

As of August 5, 2009, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of August 5, 2009, the Registrant had outstanding 2,228,025 shares of Common Stock with a par value of $0.001 per share.

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

Date: August 5, 2009

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