Form 10-Q/A
period 2009-03-31
Cetrone Energy CO
filed 2009-08-06
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A #3

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 5, 2009: 2,228,025 common shares with a par value of $0.001 per share.

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

CETRONE ENERGY COMPANY
(Registrant)

Date: August 5, 2009	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director