Form 10-Q
period 2009-06-30
Cetrone Energy CO
filed 2009-08-10
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 10, 2009: 2,228,025 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at June 30, 2009 and December 31, 2008	F-1

Statement of Operations
For the three months ended June 30, 2009 and 2008 and for the period six months ended June 30, 2009 and 2008 and for the period January 28, 2008 (Date of Inception) to June 30, 2009 and December 31, 2008
		F-2

	Statement of Shareholders’ Equity	F-3

	Statement of Cash Flows For the three months ended June 30, 2009 and for the period January 28, 2008 (Date of Inception) to June 30, 2009	F-4

	Notes to the Financial Statements.	F-5-14

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters to a Vote of Security Holders	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	11

	SIGNATURES.	12

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of  Cetrone Energy Company (a development stage company) at June 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three months ended June 30, 2009 and June 2008 and for the six months ended June 30, 2009 and June 30, 2008 and for the period from January 28, 2008 (date of incorporation) to June 30, 2009, shareholders’ equity at June 30, 2009 and the statement of cash flows for the six months ended June 30, 2009 and June 30, 2008 and for the period from January 28, 2008 (date of incorporation) to June 30, 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

CETRONE ENERGY COMPANY
(A Development Stage Company)
BALANCE SHEET

	June 30	December 31
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$401	$3,296
Total Current Assets	401	3,296

TOTAL ASSETS	$401	$3,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,450	$2,975
Note payable - related party	100	100
Total Current Liabilities	8,550	3,075

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,228,025 shares issued and outstanding
respectively	2,228	2,228
Additional paid-in capital	4,014	4,014
Accumulated deficit	(14,391)	(6,021)
Total Stockholders' Equity (Deficit)	(8,149)	221

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$401	$3,296
		-

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
	Three Months	Three Months	Six Months	Six Months	January 28,2008
	Ended	Ended	Ended	Ended	(Inception) to
	June 30	June 30	June 30	June 30	June 30
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	1,524	-	1,524	2,000	3,524
Professional fees	700	-	5,125	-	8,275
General and administrative expenses	1,636	525	1,721	525	2,592
Total operating expenses	3,860	525	8,370	2,525	14,391

LOSS FROM OPERATIONS	(3,860)	(525)	(8,370)	(2,525)	(14,391)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	-
Interest income	-	-	-	-	-
TOTAL OTHER INCOME (EXPENSES)	-		-		-

LOSS BEFORE TAXES	(3,860)	(525)	(8,370)	(2,525)	(14,391)

INCOME TAX EXPENSE	-		-

NET LOSS	$(3,860)	$(525)	$(8,370)	$(2,525)	$(14,391)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0)	$(0)	$(0)	$(0)	$

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	2,228,025	2,228,025	2,228,025	2,228,025

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	5/12/2008	2,000,000	$2,000	$	$	$2,000
						-
Common Stock for services						-
at $0.01 per share	3/7/2008	200,000	200	1,800		2,000
						-
Common stock issued for cash						-
at $0.08 per share	12/26/2008	28,025	28	2,214		2,242
						-
Net loss for period ended						-
December31, 2008				-	(6,021)	(6,021)

Balance, December 31, 2008		2,228,025	$2,228	$4,014	$(6,021)	$221

Net loss for period ended						-
June 30, 2009 (unaudited)				-	(8,370)	(8,370)

Balance, June 30, 2009 (unaudited)		2,228,025	$2,228	$4,014	$(14,391)	$(8,149)

CETRONE ENERGY COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			January 28, 2008
	Six Months Ended	Six Months Ended	Through
	June 30,	June 30,	June 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(8,370)	$(2,525)	$(14,391)
Common stock issued for services	-	2,000	2,000
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Increase (decrease) in accounts payable	5,475	525	8,450
Net cash provided (used) by operating activities	(2,895)	-	(3,941)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	2,000	4,242
Proceeds from note payable - related party	-	100	100
Net cash provided by financing activities	-	2,100	4,342

Net increase (decrease) in cash and cash equivalents	(2,895)	2,100	401

Cash at beginning of period	3,296	-	-

Cash at end of period	$401	$2,100	$401

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

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

Accounting Pronouncements
In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.
In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.   It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.   This Statement eliminates that exception. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.   This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.   However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (SFAS 165). 1. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth:

a. The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

b. The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements.

c. The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

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

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

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

At June 30, 2009 and June 30, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2009.

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

At June 30, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,900 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2009.  The significant components of the deferred tax asset at June 30, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Net operating loss carryforward	$14,391	$6,021
Deferred tax asset	4,893	2,047
Deferred tax asset valuation allowance	$(4,893)	$(2,047)
Net deferred tax asset	-	-

At June 30, 2009, the Company has net operating loss carryforwards of approximately $14,400 which expire in the year 2028. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through June 30, 2009.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
JUNE 30, 2009

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

During the period ended June 30, 2009 the Company did not issue any stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

On May 16, 2008, an officer and director of the Company used $100 to open up a bank account on behalf of the Company. As of June 30, 2009, the Company has not yet reimbursed the officer for this cash advance.  The funds advanced are unsecured, non-interest bearing, and due on demand.

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

Other information

As of June 30, 2009 CEC had 2,228,025 shares outstanding.

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

DESCRIPTION OF THE PROPERTY

We own no property.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $25,000 for the next twelve months in order to continue our proposed business.  We have accounts payable of $8,550. We estimate that we will require $11,300 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $13,700 to expend towards the development of its proposed business.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of June 30, 2009 we had $401 of cash on hand.  We had total liabilities of $8,550 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission.  On June 6, 2009 CEC filed a Post-Effective Amendment to the registration statement filed on Form S-1, extending the offering period of their registered offering by approximately one year.  As of June 30, 2009 management is in the process of completing this filing and anticipates its completion by the end of August 2009.

To date, the Company has not implemented its fully planned principal operations or strategic business plan. Presently, CEC is attempting to secure sufficient monetary assets to increase operations.  CEC cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

The Company’s ability to commence operations is entirely dependent upon the proceeds from their registered offering.  If CEC does not raise at least the minimum offering amount, it will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If CEC does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  CEC cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at June 30, 2009, we had $401 cash on hand and liabilities of $8550.  The Company will require cash injections of approximately $25,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to June 30, 2009 of $14,391. We did not earn any revenues during the aforementioned period.

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on CEC terms.

Trends.   We are a development stage business and have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on January 28, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $25,000 of the course of the next twelve months our business will fail and any investment made into the Company would be lost in its entirety.

We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to June 30, 2009.

For the six months ended June 30, 2009, we had a net loss of $8,370 compared to a net loss of $2,525 for the six months period ended June 30, 2008.  The losses were a result of the Company having no revenues for either of the periods. The expenses for these periods were related to start-up costs and fees associated with maintaining reporting company status.  The Company had an accumulated loss since inception of $14,391.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at June 30, 2009.  We had $401 of cash available as at June 30, 2009. Out total liabilities at June 30, 2009 were 8,550.  Total shares issued outstanding, as at June 30, 2009, was 2,228,025.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2009.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended June 30, 2009 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending June 30, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

CETRONE ENERGY COMPANY
(Registrant)

Date: August 10, 2009	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director