Form 10-Q
period 2009-09-30
Cetrone Energy CO
filed 2009-11-20
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system. .  Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 20, 2009: 2,128,025 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheet as at September 30, 2009 and December 31, 2008	F-1

Statement of Operations
For the three months ended September 30, 2009 and 2008 and for the period nine months ended September 30, 2009 and 2008 and for the period January 28, 2008 (Date of Inception) to September 30, 2009 and December 31, 2008
		F-2

	Statement of Shareholders’ Equity	F-3

	Statement of Cash Flows For the nine months ended September 30, 2009 and for the period January 28, 2008 (Date of Inception) to September 30, 2009	F-4

	Notes to the Financial Statements.	F-5-12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters to a Vote of Security Holders	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	11

	SIGNATURES.	12

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of  Cetrone Energy Company (a development stage company) at September 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three months ended September 30, 2009 and September 30 2008 and for the nine months ended September 30, 2009 and September 30, 2008 and for the period from January 28, 2008 (date of incorporation) to September 30, 2009, shareholders’ equity at September 30, 2009 and the statement of cash flows for the nine months ended September 30, 2009 and September 30, 2008 and for the period from January 28, 2008 (date of incorporation) to September 30, 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
BALANCE SHEET

	September 30	December 31
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$305	$3,296
Total Current Assets	305	3,296

TOTAL ASSETS	$305	$3,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,900	$2,975
Note payable - related party	100	100
Total Current Liabilities	9,000	3,075

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,228,025 shares issued and outstanding
respectively	2,128	2,228
Additional paid-in capital	3,114	4,014
Accumulated deficit	(13,937)	(6,021)
Total Stockholders' Equity (Deficit)	(8,695)	221

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$305	$3,296

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					Period from
	Three Months	Three Months	Nine Months	Nine Months	January 28,2008
	Ended	Ended	Ended	Ended	(Inception) to
	September 30	September 30	September 30	September 30	September 30
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	(1,000)	-	524	2,000	2,524
Professional fees	450	2,450	5,575	2,450	8,725
General and administrative expenses	96	70	1,817	595	2,688
Total operating expenses	(454)	2,520	7,916	5,045	13,937

LOSS FROM OPERATIONS	454	(2,520)	(7,916)	(5,045)	(13,937)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	-
Interest income	-	-	-	-	-
TOTAL OTHER INCOME (EXPENSES)	-		-		-

LOSS BEFORE TAXES	454	(2,520)	(7,916)	(5,045)	(13,937)

INCOME TAX EXPENSE	-		-

NET LOSS	$454	$(2,520)	$(7,916)	$(5,045)	$(13,937)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$0	$(0)	$(0)	$(0)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	2,228,025	2,200,000	2,228,025	1,711,111

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	5/12/2008	2,000,000	$2,000	$-	$-	$2,000
						-
Common Stock for services						-
at $0.01 per share	3/7/2008	200,000	200	1,800		2,000
						-
Common stock issued for cash						-
at $0.08 per share	12/26/2008	28,025	28	2,214		2,242
						-
Net loss for period ended						-
December31, 2008					(6,021)	(6,021)

Balance, December 31, 2008		2,228,025	$2,228	$4,014	$(6,021)	$221

Cancellation of stock issued for
services at $0.01 per share	8/18/2009	(100,000)	(100)	(900)		(1,000)

Net loss for period ended						-
September 30, 2009 (unaudited)					(7,916)	(7,916)

Balance, September 30, 2009 (unaudited)		2,128,025	$2,128	$3,114	$(13,937)	$(8,695)

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
			January 28, 2008
	Nine Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(7,916)	$(5,045)	$(13,937)
Common stock issued for services	-		2,000
Cancellation of common stock issued for services	(1,000)		(1,000)
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Increase (decrease) in accounts payable	5,925	2,975	8,900
Net cash provided (used) by operating activities	(2,991)	(2,070)	(4,037)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	4,000	4,242
Proceeds from note payable - related party	-	100	100
Net cash provided by financing activities	-	4,100	4,342

Net increase (decrease) in cash and cash equivalents	(2,991)	2,030	305

Cash at beginning of period	3,296	-	-

Cash at end of period	$305	$2,030	$305

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – DESCRIPTION OF BUSINESS

Cetrone Energy Company was incorporated on January 28, 2008 in the State of Nevada.

The principal business of the Company is to develop “green” renewable fuel source for agricultural operations, specifically biodiesel.  The Company’s year-end is December 31. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

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

Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverables Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.  This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements.  The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable.   This Update will also replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in this Update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The amendments in this Update will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The amendments in this Update significantly expand the disclosures related to a vendors multiple-deliverable revenue arrangements.

The amendments to this Update will significantly improve the reporting of transactions to more closely reflect the underlying economics of the transactions.

The amendments to this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, early adoption is permitted.

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820):Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in the Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820.  The amendments in the Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update.  The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B.  The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient.

The amendments in the Update improve financial reporting by permitting use of a practival expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  The practical expedient reduces complexity and improves consistency and comparability in the application of Topic 820, while reducing the costs of applying Topic 820.

The amendments in this Update are effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entry is require to measure fair value using one of more of the following techniques:
1.	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2.	Another valuation technique that is consistent with the principles of Topic 820.

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not require to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Also, both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The amendments in the Update reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.

The guidance provided in this Update is effective for the first reporting period beginning after issuance

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited.

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements.

FASB ASC 855 Subsequent Events establishes principles and requirements for subsequent events. In particular, this section sets forth:

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

In accordance with this Section, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this section as of June 30, 2009.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments
FASB ASC 815, Derivatives and Hedging establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

At September 30, 2009 and September 30, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
FASB ASC 260, Earnings Per Share provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2009.

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5.

At September 30, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $4,700 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2009.  The significant components of the deferred tax asset at September 30, 2009 and December 31, 2008 were as follows:

	September 31, 2009	December 31, 2008
Net operating loss carryforward	$13,900	$6,021
Deferred tax asset	4,700	2,047
Deferred tax asset valuation allowance	$(4,700)	$(2,047)
Net deferred tax asset	-	-

At September 30, 2009, the Company has net operating loss carryforwards of approximately $13,900 which expire in the year 2028. The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could significantly vary from the estimates.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through September 30, 2009.

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
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

CETRONE ENERGY COMPANY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 3– CAPITAL STOCK  (CONTINUED)

During the period ended September 30, 2009 the Company cancelled 100,000 shares of common stock that had previously been issued for services valued at $1,000.

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

Other information

As of September 30, 2009 CEC had 2,128,025 shares outstanding.

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

DESCRIPTION OF THE PROPERTY

We own no property.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $25,000 for the next twelve months in order to continue our proposed business.  We have accounts payable of $8,900. We estimate that we will require $11,300 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $13,700 to expend towards the development of its proposed business.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of September 30, 2009 we had $305 of cash on hand.  We had total liabilities of $9,000 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission.  On June 6, 2009 CEC filed a Post-Effective Amendment to the registration statement filed on Form S-1, extending the offering period of their registered offering by approximately one year.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at September 30, 2009, we had $305 cash on hand and liabilities of $9000.  The Company will require cash injections of approximately $25,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to September 30, 2009 of $13,937. We did not earn any revenues from operations during the aforementioned period.

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

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable business activity. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on CEC terms.

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

Results of Operations – Since inception to September 30, 2009.

For the nine months ended September 30, 2009, we had a net loss of $7,916 compared to a net loss of $5,045 for the nine months period ended September 30, 2008.  The losses were a result of the Company having no revenues for either of the periods. The expenses for these periods were related to start-up costs and fees associated with maintaining reporting company status.  The Company had an accumulated loss since inception of $13,937.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at September 30, 2009.  We had $305 of cash available as at September 30, 2009. Our total liabilities at September 30, 2009 were $9,000.  Total shares issued outstanding, as at September 30, 2009, was 2,128,025.  The total shares issued and outstanding was decreased by 100,000 common shares for this period as the result of the cancellation of the shares issued to Walker, Bannister, and Dunn.  The cancellation of shares was mutually agreed upon by both parties on August 18, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2009.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended September 30, 2009 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending September 30, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

PART II – OTHER INFORMATION

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
Reports on Form 8-K

Form 8-k filed on November 9, 2009 and amended on November 16, 2009-  ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CETRONE ENERGY COMPANY
(Registrant)

Date: November 20, 2009	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director