Form 10-K
period 2009-12-31
Cetrone Energy CO
filed 2010-04-13
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File Number:  333-153381
_______________________________

  CETRONE ENERGY COMPANY
(Exact name of registrant as specified in its charter)

NEVADA	26-1972677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 11010 E. Boundary Road
Elk, WA  99009
(Address of principal executive offices, including zip code)

 (509) 435-2339
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

As of April 13, 2010 no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of April 13, 2010, the Registrant had 2,252,150 outstanding shares of Common Stock with a par value of $0.001 per share.

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

We filed a Post-Effective Amendment to our registration statement filed on Form S-1 on August 12, 2009; this was deemed effective on August 13, 2009.  As of the date of this report we had sold approximately 152,150 common shares at a price of $0.08 per share.  On December 23, 2009 are common stock was approved for quotation on the Over-the-Counter Bulletin Board under the ticker symbol CEYY.  As of the date of this report there has been no trading activity for our common stock.  Moreover, there can be no guarantee that a market will ever be developed in the future for our common stock.

Currently, CEC has two Officers and Directors, Michael Cetrone and Armando Kiyoshi Narita.  Mr. Cetrone has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. Other than the Officers/Directors, there are no employees at the present time and there are no plans to hire employees during the next twelve months. The Company’s administrative office is located at 11010 E. Boundary Road, Elk, WA 99009, and our telephone number is: (509) 435.2339.

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

Investors and security holders may obtain a free copy of the Annual Report on Form10-K and other documents filed by CEC with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Cetrone with the SEC may also be obtained from Cetrone Energy Company by directing a request to Cetrone, Attention:  Michael Cetrone, President and Chief Executive Officer, 11010 E. Boundary Road Elk, WA  99009 Telephone:  (509) 435.2339.

ITEM 1A.	RISK FACTORS
Not Applicable

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not Applicable

ITEM 2.	PROPERTIES

Michael Cetrone, officer and director, makes available his home office located at 11010 E. Boundary Road, Elk, WA 99009- telephone (509) 435.2339 to the Company free of charge.  There are no arrangements by and between Mr. Cetrone and the Company for use of the office space.  The Company does not have exclusive use of this office space; Mr. Cetrone also utilizes this space for purposes other than those of the Company.

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

Cetrone Energy Company is not currently a party to any legal proceedings. Cetrone Energy Company agent for service of process in Nevada is:  InCorp Services Inc., 3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120 – Telephone (702) 866-2500

CEC’s officers and directors have not been convicted in a criminal proceeding nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Mr. Cetrone and Mr. Narita, the Company’s officers and directors have not been convicted of violating any federal or state securities or commodities law. There are no known pending legal or administrative proceedings against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this annual report the Company has 2,252,150 common shares issued and outstanding.  There is currently no market for Cetrone’s common stock and there can be no assurance that a market will ever develop in the future.

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

Sales of Registered Securities.  As of the date of this annual report the Company has sold pursuant to its effective prospectus filed on Form S-1 and subsequent Post-Effective Amendment thereto approximately 152,150 common shares to thirty-seven individual investors.

Issuer Purchases of Equity Securities. None during the Fiscal Year 2009.

Holders.  There were approximately thirty-nine shareholders of our common stock as of the date of this annual report.

Dividends. We did not declare or pay dividends during the Fiscal Year 2009 and do not anticipate declaring or paying dividends in fiscal year 2010.

Securities Authorized for Issuance under Equity Compensation Plans. The Company has no Equity Compensation Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2009

Revenues	$0

Operating Expenses	$(18,218)

Earnings (Loss)	$(18,218)

Total Assets	$8,156

Liabilities	$11,202

Stockholders’ Equity	$(8,156)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Cetrone Energy Company. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Recently Adopted Accounting Standards:

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification ™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company‘s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added no additional required disclosure relative to the date through which subsequent events have been evaluated. For the Company, this standard was effective beginning April 1, 2009.

Executive Overview

Fiscal Year 2009 the focus of the Company was primarily on maintaining its reporting requirements with the SEC and preparing and filing the post-effective amendment to the registration statement on Form S-1 in order to register 1,900,000 common shares to be sold as a direct offering to the public at a price of $0.08 per share to fund the anticipated business developments.  As of the date of this annual report the Company had sold approximately 152,150 shares of common stock through the offering.  Management intends to focus on raising additional funds for the first and second quarters of 2010.

If the Company is unsuccessful in raising additional proceeds the business would likely fail and any investment made into the Company would be lost in its entirety.

Fiscal 2009

Liquidity. As of December 31, 2009, the Company had $5,656 of cash on hand.  The Company will be required to raise additional funds in order to continue its business.  Management plans to focus efforts on raising these required funds over the course of the next two quarters of 2010.

The Company has not generated any revenues.  From inception to December 31, 2009 the only cash proceeds received by the Company have been approximately $14,352 through the sale of its common stock.

Capital Resources. We will require significant amounts of working capital to begin our business operations described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $5,656 of cash available.  In order to maintain our status as a going concern we must raise additional proceeds of $25,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $20,000 and $5,000 to cover administrative costs.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

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

 On November 5, 2009, Board of Directors of the Registrant dismissed The Blackwing Group, LLC, its independent registered public account firm.  On the same date, November 5, 2009, the accounting firm of Kyle L. Tingle CPA, LLC was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of The Blackwing Group, LLC and the engagement of Kyle L. Tingle, CPA, LLC as its independent auditor.  None of the reports of The Blackwing Group, LLC on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with The Blackwing Group, LLC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to The Blackwing Group, LLC 's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements, nor were there any up to and including the time of dismissal on November 5, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2009 was not effective.

As of December 31, 2009 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ending December 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Cetrone Energy Company executive officer and director and respective age as of December 31, 2009 are as follows:

Director:

Name of Director	Age	Period of Service
Michael Cetrone	46	Since January 28, 2008
Armando Kiyoshi Narita	55	Since November 2009

Executive Officer:

Name of Officer	Age	Office
Michael Cetrone	46	President, Treasurer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer
Armando Kiyoshi Narita	55	Secretary

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

Armando Kiyoshi Narita, Officer and Director

Mr. Narita is 55 years of age and within the past five years he has been involved with financial business management including his employment from 1989 to 2006 with Daicolor do Brasil Industria e Comércio Ltda, as Accountant and Financial Manager.  Currently he works part-time as accountant with Narita Design.

There is no family relationship between Mr. Narita and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Cetrone Energy Company’s Officers and Directors have not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Corporate Governance

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officer, Michael Cetrone.  Our Code of Ethics was filed as an Exhibit to the 2008 Annual Report.

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

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Michael Cetrone Director, President	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Armando K. Narita Secretary/Director	2009	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the period ended December 31, 2009. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2009.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

Cetrone did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2009.  Cetrone has also not granted any stock options to the executive officer of the Company.

I TEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Cetrone to own more than 5% of the outstanding common stock as of December 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.
Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	*Michael Cetrone 11010 E. Boundary Road, Elk, WA 99009	2,000,000 shares	89%
*Officer and Director.

The percent of class is based on 2,252,150 shares of common stock issued and outstanding as of December 31, 2009.

Changes in Control. There are known arrangement known to the Company involving any pledge by any person of securities of the Company’s common stock to effective a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2009, there were no material transactions between the Company and any Officer, Director or related party and the Company described herein, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The Officers and Directors;

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

As of December 31, 2009 the Company has incurred auditing expenses of approximately $5,850 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements- Year end 2009

2.	Financial Statement Schedules.
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
Michael Cetrone
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: April 13, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Cetrone Energy Company

We have audited the accompanying balance sheets of Cetrone Energy Company (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period January 28, 2008 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cetrone Energy Company (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period January 28, 2008 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

April 5, 2010
Las Vegas, Nevada

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31	December 31
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$5,656	$3,296
Prepaid expenses	2,500	-
Total Current Assets	8,156	3,296

TOTAL ASSETS	$8,156	$3,296

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$10,922	$2,975
Note payable - related party	100	100
Note payable	180	180
Total Current Liabilities	11,202	3,255

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,252,150 and 2,125,775 shares issued
and outstanding, respectively	2,252	2,126
Additional paid-in capital	12,920	2,936
Accumulated deficit	(18,218)	(5,021)
Total Stockholders' (Deficit) Equity	(3,046)	41

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT) EQUITY	$8,156	$3,296
	-	-

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			Period from
	Year	Year	January 28, 2008
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	524	2,000	2,524
Professional fees	7,525	2,150	9,675
General and administrative expenses	5,148	871	6,019
Total operating expenses	13,197	5,021	18,218

LOSS FROM OPERATIONS	(13,197)	(5,021)	(18,218)

OTHER INCOME (EXPENSES)
Other income	-	-	-
Interest income	-	-	-
TOTAL OTHER INCOME (EXPENSES)	-	-	-

LOSS BEFORE TAXES	(13,197)	(5,021)	(18,218)

INCOME TAX EXPENSE	-

NET LOSS	$(13,197)	$(5,021)	$(18,218)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	2,146,868	2,103,335

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
			January 28, 2008
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,197)	$(5,021)	$(18,218)
Common stock issued for services	-	1,000	1,000
Adjustments to reconcile net loss to net cash			-
(used) by operating activities:			-
(Increase) in prepaid expenses	(2,500)		(2,500)
Increase in accounts payable	7,947	2,975	10,922
Net cash (used) by operating activities	(7,750)	(1,046)	(8,796)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Net cash provided by (used in) by investing activities	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,110	4,062	14,352
Proceeds from note payable - related party	-	100	100
Proceeds from note payable		180	-
Net cash provided by financing activities	10,110	4,342	14,452

Net increase in cash and cash equivalents	2,360	3,296	5,656

Cash at beginning of period	3,296	-	-

Cash at end of period	$5,656	$3,296	$5,656
		-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	2,000,000	$2,000	$-	$-	$2,000

Common Stock for services
at $0.01 per share	200,000	200	1,800	-	2,000

Cancellation of stock issued for
services at $0.01 per share	(100,000)	(100)	(900)	-	(1,000)

Common stock issued for cash
at $0.08 per share	25,775	26	2,036	-	2,062

Net loss for period ended
December31, 2008	0	0	-	(5,021)	(5,021)

Balance, December 31, 2008	2,125,775	$2,126	$2,936	$(5,021)	$41

Common stock issued for cash
at $0.08 per share	126,375	126	9,984	-	10,110

Net loss for period ended
December31, 2009	-	-	-	(13,197)	(13,197)

Balance, December 31, 2009	2,252,150	$2,252	$12,920	$(18,218)	$(3,046)

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – DESCRIPTION OF BUSINESS

Cetrone Energy Company was incorporated on January 28, 2008 in the State of Nevada.  The principal business of the Company is to develop “green” renewable fuel source for agricultural operations, specifically biodiesel.  The Company’s year-end is December 31. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 or 2008.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

Share Based Expenses

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Fair Value of Financial Instruments
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2009.

Accounting Pronouncements

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities.

All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements.

These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through December 31, 2009.  The Company currently has minimal operations which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3– PREPAID EXPENSES

The Company paid $2,500 for services in November 2009.  The services were performed in March 2010.  The Company deemed the expenses as prepaid in 2009 and expensed upon performance of services in 2010.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4– CAPITAL STOCK

Common Stock
The Company is authorized to issue 50,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization, the Company issued 2,200,000 shares of common stock for a total of $2,000 cash, and $2,000 in services.  Subsequent to the issuance of shares, a consultant was unable to complete the required services and 100,000 shares for $1,000 in services were returned to the Company.

During the year ended December 31, 2008 the Company sold 25,775 shares of common stock pursuant to a registered offering at $0.08 per share for total cash of $2,062.

The Company sold 126,375 shares of common stock pursuant to a registered offering at $0.08 per share for total cash of $10,110.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 or 2008 and since inception.  As of December 31, 2009 and 2008 and since inception, the Company had no dilutive potential common shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 16, 2008, an officer and director of the Company used $100 to open up a bank account on behalf of the Company. As of December 31, 2009, the Company has not yet reimbursed the officer for this cash advance.  The funds advanced are unsecured, non-interest bearing, and due on demand.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

CETRONE ENERGY COMPANY
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2009 and 2008, or during the prior three years applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Net deferred tax assets consist of the following:

	2009	2008
Net operating loss carry forward	$6,376	$(1,757)
Valuation allowance	(6,376)	1,757
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2009	2008	Since Inception
Tax at statutory rate (35%)	$4,619	$1,757	$6,376
Increase in valuation allowance	(4,619)	(1,757)	(6,376)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2009 or 2008.

The net federal operating loss carry forward will expire from 2028 through 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 5, 2010 and determined there are no events to disclose.