Form 10-Q
period 2010-03-31
Cetrone Energy CO
filed 2010-05-17
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2010

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

Yes [ ]	No [ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 15, 2010: 2,252,150 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements (unaudited)	4

	Condensed Balance Sheet as at March 31, 2010 and December 31, 2009	F-1

	Condensed Statement of Operations For the three months ended March 31, 2010 and 2009 for the period January 28, 2008 (Date of Inception) to March 31, 2010	F-2

	Condensed Statement of Shareholders’ (Deficit)	F-3

	Condensed Statement of Cash Flows For the three months ended March 31, 2010 and 2009 and for the period January 28, 2008 (Date of Inception) to December 31, 2010 and 2009	F-4

	Notes to the Condensed Financial Statements.	F-5-8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters to a Vote of Security Holders	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	11

	SIGNATURES.	12

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed balance sheets of  Cetrone Energy Company (a development stage enterprise) at March 31, 2010 (with comparative figures as at December 31, 2009) and the condensed statement of operations for the three months ended March 31, 2010 and March 31, 2009 and for the period from January 28, 2008 (date of incorporation) to March 31, 2010 shareholders’ equity at March 31, 2010 and the statement of cash flows for the three months ended March 31, 2010 and March 31, 2009 and for the period from January 28, 2008 (date of incorporation) to December 31, 2010 and 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,742	$5,656
Prepaid expense	-	2,500
Total Current Assets	2,742	8,156

TOTAL ASSETS	$2,742	$8,156

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,876	$10,922
Note payable - related party	100	100
Note payable	-	180
Total Current Liabilities	11,976	11,202

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value; 50,000,000 shares
authorized, 2,252,150 shares issued and outstanding
respectively	2,252	2,252
Additional paid-in capital	12,920	12,920
Accumulated deficit	(24,406)	(18,218)
Total Stockholders' (Deficit)	(9,234)	(3,046)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$2,742	$8,156
	-	-

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
	Three Months	Three Months	January 28,2008
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	-	-	2,524
Professional fees	481	4,425	10,156
General and administrative expenses	5,707	85	11,726
Total operating expenses	6,188	4,510	24,406

LOSS FROM OPERATIONS	(6,188)	(4,510)	(24,406)

OTHER INCOME (EXPENSES)
Other income	-	-	-
Interest income	-	-	-
TOTAL OTHER INCOME (EXPENSES)	-	-	-

LOSS BEFORE TAXES	(6,188)	(4,510)	(24,406)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(6,188)	$(4,510)	$(24,406)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	2,252,150	2,228,025

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	2,000,000	$2,000	$	$	$2,000

Common Stock for services
at $0.01 per share	200,000	200	1,800	-	2,000
					-
Cancellation of stock issued for					-
services at $0.08 per share	(100,000)	(100)	(900)	-	(1,000)

Common stock issued for cash
at $0.08 per share	25,775	26	2,036	-	2,062

Net loss for period ended
December 31, 2008	-	-	-	(5,021)	(5,021)

Balance, December 31, 2008	2,125,775	$2,126	$2,936	$(5,021)	$41

Common stock issued for cash at
$0.08 per share	126,375	126	9,984	-	10,110

Net loss for period ended					-
December 31, 2009	-	-	-	(13,197)	(13,197)

Balance, December 31, 2009	2,252,150	$2,252	$12,920	$(18,218)	$(3,046)

Net loss for period ended					-
March 31, 2010	-	-	-	(6,188)	(6,188)

Balance, March 31, 2010	2,252,150	$2,252	$12,920	$(24,406)	$(9,234)

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			January 28, 2008
	Three Months Ended	Three Months Ended	Through
	March 31,	March 31,	December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(6,188)	$(4,510)	$(24,406)
Common stock issued for services			-
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in prepaids	2,500		-
Increase (decrease) in accounts payable	954	3,975	11,876
Net cash provided (used) by operating activities	(2,734)	(535)	(12,530)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	15,172
Proceeds from note payable - related party	-	-	100
Proceeds from note payable	(180)	-	-
Net cash provided by financing activities	(180)	-	15,272

Net increase (decrease) in cash and cash equivalents	(2,914)	(535)	2,742

Cash at beginning of period	5,656	3,296	-

Cash at end of period	$2,742	$2,761	$2,742

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Cash and cash equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2010 or December 31, 2009.

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

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

Share Based Expenses

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Fair Value of Financial Instruments
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2010.

Accounting Pronouncements

Recently Implemented Standards

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855):Amendments to Certain Recognition and Disclosure Requirements.  This Update amends to Subtopic 855-10, Subsequent Events – Overall, to require SEC filers to evaluate subsequent events through the date that the financial statements are issued.

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through March 31, 2010.  The Company currently has minimal operations which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CETRONE ENERGY COMPANY
(A Development Stage Enterprise)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

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

During the year ended December 31, 2009, the Company sold 126,375 shares of common stock pursuant to a registered offering at $0.08 per share for total cash of $10,110.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception.  As of December 31, 2010 and 2009 and since inception, the Company had no dilutive potential common shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 16, 2008, an officer and director of the Company used $100 to open up a bank account on behalf of the Company. As of March 31, 2010 and December 31, 2009, the Company has not yet reimbursed the officer for this cash advance.  The funds advanced are unsecured, non-interest bearing, and due on demand.

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

The Company currently has approximately $2,700 of cash on hand with total liabilities of $11,976.  Investors must be aware that if we are unable to secure additional funding within the next three to four months, estimated at $50,000 are business will likely fail and any investment made into the Company would be lost in its entirety

If the Company is able to secure additional funding, of  there can be no guarantee or assurance, CEC plans to source raw materials needed for the remanufacture of bio-fuel domestically; and then if and when, revenues allow we plan to produce our own bio-fuel in small batches customized to meet the needs of specific clientele.  If and when we can establish clientele and subsequently increase revenue we plan to produce larger quantities of bio-fuel as demand dictates within our market segment.  In order to begin generating bio-fuel CEC will be required to source out raw materials including vegetable oil and petroleum distillates.  We currently have no contracts or agreements in place with any supplier of the required raw materials and there can be no guarantee or assurance that we will be capable of securing any such contract at favorable terms in the future.

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

Other information

As of March 31, 2010 CEC had 2,252,150 shares outstanding.

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

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $50,000 for the next twelve months in order to continue our proposed business.  We have accounts payable of $11,976. We estimate that we will require $12,000 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $26,000 to expend towards the development of its proposed business.  If we are unable to secure additional funding within the next three to four months are business will likely fail and any investment made into the Company would be lost in its entirety.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of March 31, 2010 we had $2,742 of cash on hand.  We had total liabilities of $11,979 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission.

To date, the Company has not implemented its fully planned principal operations or strategic business plan. Presently, CEC is attempting to secure sufficient monetary assets to increase operations.  CEC cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

The Company’s ability to commence operations is entirely dependent upon raising additional proceeds, estimated at $50,000.  If CEC does not raise at least the minimum offering amount, it will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If CEC does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.

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

Employees

CEC management does not anticipate the need to hire employees over the next twelve (12) months.  Currently, the Company believes the services provided by its officers appear sufficient at this time.  Our officers/directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Investment Policies

CEC does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by CEC.   Presently CEC does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at March 31, 2010 we had $2,742 cash on hand and liabilities of $11,976.  The Company will require cash injections of approximately $50,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to March 31, 2010 of $24,406. We did not earn any revenues from operations during the aforementioned period.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Trends.   We are a development stage business and have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on January 28, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $50,000 of the course of the next twelve months our business will fail and any investment made into the Company would be lost in its entirety.

We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to March 31, 2010.

For the three months ended March 31, 2010, we had a net loss of $6,188 compared to a net loss of $4,510 for the three months period ended March 31, 2009.  The losses were a result of the Company having no revenues for either of the periods. The expenses for these periods were related primarily to fees associated with maintaining reporting company status.  The Company had an accumulated loss since inception of $24,406.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at March 31, 2010.  We had $2,742 of cash available as of March 31, 2010. Our total liabilities at March 31, 2010 were $11,976.  Total shares issued outstanding, as at March 31, 2010, was 2,252,150.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended March 31, 2010 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending March 31, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

There has been no change in our securities since the fiscal year ended December 31, 2009.

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

CETRONE ENERGY COMPANY
(Registrant)

Date: May 15, 2010	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director