Form 10-Q
period 2010-06-30
Cetrone Energy CO
filed 2010-08-16
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 333-153381

FRESH START PRIVATE MANAGEMENT, INC formerly CETRONE ENERGY COMPANY
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 12, 2010: 95,530,000 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements (unaudited)	4

	Condensed Balance Sheet as at June 30, 2010 and December 31, 2009	F-1

	Condensed Statement of Operations For the six months ended June 30, 2010 and 2009 for the period January 28, 2008 (Date of Inception) to June 30, 2010	F-2

	Condensed Statement of Shareholders’ (Deficit)	F-3

	Condensed Statement of Cash Flows For the six months ended June 30, 2010 and 2009 and for the period January 28, 2008 (Date of Inception) to December 31, 2010 and 2009	F-4

	Notes to the Condensed Financial Statements.	F-5-6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Removed and Reserved	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits	12

	SIGNATURES.	13

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed balance sheets of   (a development stage enterprise) at June 30, 2010 (with comparative figures as at December 31, 2009) and the condensed statement of operations for the three months ended June 30, 2010 and June 30, 2009 and for the period from January 28, 2008 (date of incorporation) to June 30, 2010 shareholders’ equity at June 30, 2010 and the statement of cash flows for the three months ended June 30, 2010 and June 30, 2009 and for the period from January 28, 2008 (date of incorporation) to December 31, 2010 and 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$178	$5,656
Prepaid expense	-	2,500
Total Current Assets	178	8,156

TOTAL ASSETS	$178	$8,156

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$16,064	$10,922
Note payable - related party	100	100
Note payable	-	180
Total Current Liabilities	16,164	11,202

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 200,000,000 shares
authorized, 95,430,000 and 450,430,000 shares issued
and outstanding at June 30, 2010 and December 31, 2009,
respectively	95,430	450,430
Additional paid-in capital	-	-
Accumulated deficit	(111,416)	(453,476)
Total Stockholders' Deficit	(15,986)	(3,046)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$178	$8,156
	-	-

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					Period from
	Three Months	Three Months	Six Months	Six Months	January 28,2008
	Ended	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
	(unaduited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	-

OPERATING EXPENSES
Consulting	1,291	1,524	1,291	1,524	3,815
Professional fees	5,150	700	5,631	5,125	15,306
General and administrative expenses	311	1,636	6,018	1,721	12,037
Total operating expenses	6,752	3,860	12,940	8,370	31,158

LOSS FROM OPERATIONS	(6,752)	(3,860)	(12,940)	(8,370)	(31,158)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	-
Interest income	-	-	-	-	-
TOTAL OTHER INCOME (EXPENSES)	-	-	-	-	-

LOSS BEFORE TAXES	(6,752)	(3,860)	(12,940)	(8,370)	(31,158)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(6,752)	$(3,860)	$(12,940)	$(8,370)	(31,158)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	360,704,725	445,605,000	405,319,503	445,605,000

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	400,000,000	$400,000	$	$(398,000)	$2,000

Common Stock for services
at $0.01 per share	40,000,000	40,000		(38,000)	2,000
					-
Cancellation of stock issued for					-
services at $0.08 per share	(20,000,000)	(20,000)		19,000	(1,000)

Common stock issued for cash
at $0.08 per share	5,155,000	5,155		(3,093)	2,062

Net loss for period ended
December 31, 2008			-	(5,021)	(5,021)

Balance, December 31, 2008	425,155,000	$425,155	$-	$(425,114)	$41

Common stock issued for cash at
$0.08 per share	25,275,000	25,275		(15,165)	10,110

Net loss for period ended					-
December 31, 2009			-	(13,197)	(13,197)

Balance, December 31, 2009	450,430,000	$450,430	$-	$(453,476)	$(3,046)

Common stock redemption	(355,000,000)	(355,000)	-	355,000	-

Net loss for period ended					-
June 30, 2010			-	(12,940)	(12,940)

Balance, June 30, 2010	95,430,000	$95,430	$-	$(111,416)	$(15,986)

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			Period from
			January 28, 2008
	Six Months Ended	Six Months Ended	Through
	June 30,	June 30,	June 30,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,940)	$(8,370)	$(31,158)
Common stock issued for services			-
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in prepaids	2,500		-
Increase (decrease) in accounts payable	5,142	5,475	16,064
Net cash (used) by operating activities	(5,298)	(2,895)	(15,094)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net cash used by investing activities	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	15,172
Proceeds from note payable - related party	-	-	100
Proceeds from note payable	(180)	-	-
Net cash provided (used) by financing activities	(180)	-	15,272

Net increase (decrease) in cash and cash equivalents	(5,478)	(2,895)	178

Cash at beginning of period	5,656	3,296	-

Cash at end of period	$178	$401	$178

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	-	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Redemption of 355,000,000 shares to company for cancellation	$1,775	$-	$1,775

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2009 included in its Annual Report on Form 10-K.

Nature of Business

Fresh Start Private Management Inc. was originally incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada.  On July 26, 2010, the Company filed an amendment to its Articles of Incorporation changing its name to Fresh Start Private Management Inc.  The principal business of the Company is to develop “green” renewable fuel source for agricultural operations, specifically biodiesel.  The Company’s year-end is December 31. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through June 30, 2010.  The Company currently has minimal operations which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Recently Adopted and Recently Issued Accounting Principles

Subsequent events: In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. We adopted these new requirements as of March 31, 2010, and did not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not , or are believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3– CAPITAL STOCK

Common Stock

On June 7, 2010 the Board of Directors approved and on July 26, 2010, the State of Nevada approved Cetrone Energy Company’s restated Articles of Incorporation, which increased its capitalization from 50,000,000 common shares to 200,000,000 common shares and changing the entity name to Fresh Start Private Management, Inc.

On June 7, 2010, the President of the Company agreed to redeem 1,775,000 shares of common stock, which the Company cancelled and did not hold in treasury.  The Officer redeemed the shares in order to reduce the percentage of officer shares in order to attract investment in the Company and increase the opportunities for acquisition of operations.

On June 7, 2010 shareholders approved a forward split of its common stock at two hundred (200) shares for one (1) share of the existing shares.  The number of common stock shares outstanding increased from 477,150 to 95,430,000.   Prior period information has been restated to reflect the stock split.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception.  As of June 30, 2010 and December 31, 2009 and since inception, the Company had no dilutive potential common shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Fresh Start Private Management (“FSP”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

FSP is a start-up, development stage company, incorporated in the State of Nevada on January 28, 2008 and with a fiscal year end of December 31.   We have no subsidiaries, affiliated companies or joint venture partners.

We have not conducted any revenue generating operations since our inception.  Our objective is to enter into the re-manufactured bio-fuels industry.  We anticipate that this industry will become more and more completive over the course of the next twelve months.  Competitors within this market segment will more than likely have superior financing and be better positioned than FSP.

The Company currently has approximately $178 of cash on hand with total liabilities of $16,064.  Investors must be aware that if we are unable to secure additional funding within the next three to four months, estimated at $50,000 are business will likely fail and any investment made into the Company would be lost in its entirety

If the Company is able to secure additional funding, there can be no guarantee or assurance, FSP plans to source raw materials needed for the remanufacture of bio-fuel domestically; and then if and when, revenues allow we plan to produce our own bio-fuel in small batches customized to meet the needs of specific clientele.  If and when we can establish clientele and subsequently increase revenue we plan to produce larger quantities of bio-fuel as demand dictates within our market segment.  In order to begin generating bio-fuel FSP will be required to source out raw materials including vegetable oil and petroleum distillates.  We currently have no contracts or agreements in place with any supplier of the required raw materials and there can be no guarantee or assurance that we will be capable of securing any such contract at favorable terms in the future.

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

Other information

As of June 30, 2010 FSP had 95,430,000 shares outstanding.

 FSP is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.  The shareholders may read and copy any material filed by FSP with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which FSP has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   FSP has no website at this time.

 Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of FSP and the notes, which forms an integral part of the financial statements, which are attached hereto.

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

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of June 30, 2010 we had $178 of cash on hand.  We had total liabilities of $16,164 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission. Mr. Cetrone the Company’s president has indicated that he would lend the Company funds in order to keep the Company reporting, but there is no written agreement and there are no assurances that Mr. Cetrone will advance the Company nay funds.

To date, the Company has not implemented its fully planned principal operations or strategic business plan. Presently, FSP is attempting to secure sufficient monetary assets to increase operations.  FSP cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

The Company’s ability to commence operations is entirely dependent upon raising additional proceeds, estimated at $50,000.  If FSP does not raise at least the minimum offering amount, it will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If FSP does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern

There are no formal or informal agreements to attain such financing.  FSP cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

FSP management does not expect to incur research and development costs within the next twelve months.

FSP currently does not own any significant plant or equipment that it would seek to sell in the near future

The Company has not paid for expenses on behalf of any director.  Additionally, FSP believes that this policy shall not materially change within the next twelve months.

Competitive Factors

Bio-fuels industry is fairly new and undeveloped at this time and it competes directly with the established infrastructure of the domestic oil and gas industry.  As such, our competition represents a large, well developed, mature industry with well established distribution and delivery systems.  Our direct competitors include companies like Exxon/Mobile, Chevron, British Petroleum and Texaco.  We will essentially begin be providing a ‘boutique’ type fuel outlet providing more environmentally friendly fuel at a competitive cost.  There can be no assurance that Fresh Start Private Management will ever be able to compete with any of the competitors described herein.  In addition, there may be other competitors the company is unaware of at this time that would also impede or prevent the company’s success.

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

Employees

FSP management does not anticipate the need to hire employees over the next twelve (12) months.  Currently, the Company believes the services provided by its officers appear sufficient at this time.  Our officers/directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Investment Policies

FSP does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by FSP.   Presently FSP does not have any excess funds to invest.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at June 30, 2010 we had $178 cash on hand and liabilities of $16,064.  The Company will require cash injections of approximately $50,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to June 30, 2010 of $31,158. We did not earn any revenues from operations during the aforementioned period.

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

Results of Operations – Since inception to June 30, 2010.

For the three months ended June 30, 2010, we had a net loss of $12,940  compared to a net loss of $8,370 for the three months period ended June 30, 2009.  The losses were a result of the Company having no revenues for either of the periods. The expenses for these periods were related primarily to fees associated with maintaining reporting company status.  The Company had an accumulated loss since inception of $31,158.   We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at June 30, 2010.  We had $178 of cash available as of June 30, 2010. Our total liabilities at June 30, 2010 were $16,064.  Total shares issued outstanding, as at June 30, 2010, was 95,430,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended June 30, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended June 30, 2010 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending June 30, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which FSP or is a party or is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended December 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

On June 7, 2010 the Board of Directors approved and on July 26, 2010, the State of Nevada approved Cetrone Energy Company’s restated Articles of Incorporation, which increased its capitalization from 50,000,000 common shares to 200,000,000 common shares and changing the entity name to Fresh Start Private Management, Inc.

On June 7, 2010, the President of the Company agreed to redeem 1,775,000 shares of common stock, which the Company cancelled and did not hold in treasury.

On June 7, 2010 shareholders approved a forward split of its common stock at two hundred (200) shares for one (1) share of the existing shares.  The number of common stock shares outstanding increased from 477,150 to 95,430,000.   Prior period information has been restated to reflect the stock split.

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

FRESH START PRIVATE MANAGEMENT
(Registrant)

Date: Aug 16, 2010	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director