Form 10-Q
period 2010-09-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2010-11-19
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 333-153381

FRESH START PRIVATE MAMGEMENT, INC formerly CETRONE ENERGY COMPANY
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 19, 2010: 75,430,000 common shares with a par value of $0.001 per share.

INDEX
		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements (unaudited)	4

	Condensed Balance Sheet as at September 30, 2010 and December 31, 2009	F-1

	Condensed Statement of Operations For the nine months ended September 30, 2010 and 2009 for the period January 28, 2008 (Date of Inception) to September 30, 2010	F-2

	Condensed Statement of Shareholders’ Equity (Deficit)	F-3

	Condensed Statement of Cash Flows For the nine months ended September 30, 2010 and 2009 and for the period January 28, 2008 (Date of Inception) to September 30, 2010	F-4

	Notes to the Condensed Financial Statements.	F-5-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters to a Vote of Security Holders	12

ITEM 5.	Other Information	12

ITEM 6.	Exhibits	12

	SIGNATURES.	14

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed balance sheets of   (a development stage enterprise) at September 30, 2010 (with comparative figures as at December 31, 2009) and the condensed statement of operations for the nine months ended September 30, 2010 and September 30, 2009 and for the period from January 28, 2008 (date of incorporation) to September 30, 2010 shareholders’ equity at September 30, 2010 and the statement of cash flows for the nine months ended September 30, 2010 and September 30, 2009 and for the period from January 28, 2008 (date of incorporation) to December 31, 2010 and 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$9,150	$5,656
Prepaid expense	-	2,500
Note receivable	88,000	-
Interest receivable	405
Total Current Assets	97,555	8,156

TOTAL ASSETS	$97,555	$8,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$18,289	$10,922
Note payable - related party	100	100
Note payable	-	180
Total Current Liabilities	18,389	11,202

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock subscribed	100,000	-
Common stock, $0.001 par value; 200,000,000 shares
authorized, 95,430,000 and 450,430,000 shares issued
and outstanding at September 30, 2010 and December 31, 2009,
respectively	95,430	450,430
Additional paid-in capital	-	-
Accumulated equity (deficit)	(116,264)	(453,476)
Total Stockholders' Equity (Deficit)	79,166	(3,046)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$97,555	$8,156

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three Months	Three Months	Nine Months	Nine Months	January 28,2008
	Ended	Ended	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	-

OPERATING EXPENSES
Consulting	-	(1,000)	1,291	524	3,815
Professional fees	5,161	450	10,791	5,575	20,466
General and administrative expenses	93	96	6,111	1,817	12,130
Total operating expenses	5,254	(454)	18,193	7,916	36,411

LOSS FROM OPERATIONS	(5,254)	454	(18,193)	(7,916)	(36,411)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	-
Interest income	405	-	405	-	405
TOTAL OTHER INCOME (EXPENSES)	405	-	405	-	405

LOSS BEFORE TAXES	(4,849)	454	(17,788)	(7,916)	(36,006)

INCOME TAX EXPENSE		-	-

NET LOSS	$(4,849)	$454	$(17,788)	$(7,916)	(36,006)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	95,430,000	445,605,000	300,887,875	445,605,000

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscribed	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	400,000,000	$400,000	$-	$-	$(398,000)	$2,000

Common Stock for services
at $0.01 per share	40,000,000	40,000	-	-	(38,000)	2,000
						-
Cancellation of stock issued for						-
services at $0.08 per share	(20,000,000)	(20,000)	-	-	19,000	(1,000)

Common stock issued for cash
at $0.08 per share	5,155,000	5,155	-	-	(3,093)	2,062

Net loss for period ended
December 31, 2008			-	-	(5,021)	(5,021)

Balance, December 31, 2008	425,155,000	$425,155	$-	$-	$(425,114)	$41

Common stock issued for cash at
$0.08 per share	25,275,000	25,275	-	-	(15,165)	10,110

Net loss for period ended
December 31, 2009	-	-	-	-	(13,197)	(13,197)

Balance, December 31, 2009	450,430,000	$450,430	$-	$-	$(453,476)	$(3,046)

Common stock redemption	(355,000,000)	(355,000)		-	355,000	-

Common stock subscribed	-	-	-	100,000	-	100,000

Net loss for period ended
September 30, 2010	-	-	-	-	(17,788)	(17,788)

Balance, September 30, 2010	95,430,000	$95,430	$-	$100,000	$(116,264)	$79,166

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from
			January 28, 2008
	Nine Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(17,788)	(7,916)	$(36,006)
Cancellation of common stock issued for services		(1,000)	-
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in prepaids	2,500		-
Decrease (increase) in accrued interest	(405)		(405)
Increase (decrease) in accounts payable	7,367	5,925	18,289
Net cash provided (used) by operating activities	(8,326)	(2,991)	(18,122)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Note receivable	(88,000)		(88,000)
Net cash used by investing activities	(88,000)	-	(88,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	-	115,172
Proceeds from note payable - related party	-	-	100
Proceeds from note payable	(180)	-	-
Net cash provided by financing activities	99,820	-	115,272

Net increase (decrease) in cash and cash equivalents	3,494	(2,991)	9,150

Cash at beginning of period	5,656	3,296	-

Cash at end of period	$9,150	$305	$9,150

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	-	$-
Interest paid	-	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

See Note 4 – Subsequent Events for diversification and new line of business pursued by the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through September 30, 2010.  The Company currently has minimal operations which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Recently Implemented Standards

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Fresh Start Private Management, Inc.

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

On July 31, 2010, the Company sold 200,000 shares of common stock for $100,000 cash.  As of September 30, 2010, the shares were unissued and considered subscribed.

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception.  As of September 30, 2010 and December 31, 2009 and since inception, the Company had no dilutive potential common shares.

NOTE 4– SUBSEQUENT EVENTS

On October 28, 2010, the Company redeemed 20,000,000 shares of stock for $2,000.

On October 8, 2010, Fresh Start Private Management, Inc. (CEYY) and Fresh Start Private Inc. (FSP) a Nevada Corporation entered into a binding letter of intent. The Agreement outlines that the Companies will attempt to sign a definitive agreement by November 31, 2010. FSP owns certain know how and intellectual property dealing with the treatment of alcoholism and operates a medical clinic in Orange County California. Terms of the transaction provide for payment by CEYY of 16,000,000 shares of CEYY common stock for all the outstanding shares of FSP.

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

We have not conducted any revenue generating operations since our inception.  Our initial objective was to enter into the re-manufactured bio-fuels industry and the company is still exploring this opportunity. The Company on October 8, 2010 signed a Binding Letter of Intent to purchase the assets of a private Nevada corporation in the treatment of Alcoholism. The Company felt this was an opportunity to bring additional shareholder value to the Company in the mid term.

The Company currently has approximately $9,150 of cash on hand with total liabilities of $18,389.  Investors must be aware that if we are unable to secure additional funding within the next three to four months, estimated at $40,000 are business will likely fail and any investment made into the Company would be lost in its entirety

The Company is still pursuing opportunities in the bio fuel industry but has looked at some diversification in order to bring additional shareholder value to the company. On October 8, 2010, Fresh Start Private Management, Inc. (CEYY) and Fresh Start Private Inc. (FSP) a Nevada Corporation entered into a binding letter of intent. The Agreement outlines that the Companies will attempt to sign a definitive agreement by November 31, 2010. FSP owns certain know how and intellectual property dealing with the treatment of alcoholism and operates a medical clinic in Orange County California. Terms of the transaction provide for payment by CEYY of 16,000,000 shares of CEYY common stock for all the outstanding shares of FSP. CEYY will pay a Royalty of 7.5% of gross sales and provide an option to FSP shareholders to purchase up to 10% of any annual stock option plan should the Company choose to invoke one. It is also anticipated that Dr. Jorge Andrade a principle of FSP will become president of CEYY. Due diligence by CEYY board member must still be completed along with audit financial statements from FSP before the transaction can be finalized.

If the Company is able to sign a definitive agreement with FSP the company’s mail medium term focus will be on the business of treating alcoholism.  FSP currently operates a clinic in Orange County California.

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

Fresh Start Private Management (FSPM) does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  FSPM does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Other information

As of September 30, 2010 FSPM had 75,430,000 shares outstanding.

 FSPM is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.  The shareholders may read and copy any material filed by FSPM with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which FSPM has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   FSPM has no website at this time.

 Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of FSPM and the notes, which forms an integral part of the financial statements, which are attached hereto.

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

FSPM’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  FSPM does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $40,000 for the next twelve months in order to continue our proposed business.  We have accounts payable of $18,389. We estimate that we will require $12,000 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $20,000 to expend towards the development of its proposed business.  If we are unable to secure additional funding within the next three to four months are business will likely fail and any investment made into the Company would be lost in its entirety.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of September 30, 2010 we had $9,150 of cash on hand.  We had total liabilities of $18,389 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission. Mr. Cetrone the Company’s president has indicated that he would lend the Company funds in order to keep the Company reporting, but there is no written agreement and there are no assurances that Mr. Cetrone will advance the Company any funds.

To date, the Company has not implemented its originally planned principal operations or strategic business plan. Presently, FSPM is attempting to secure sufficient monetary assets to increase operations.  FSPM cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

The Company’s ability to commence operations is entirely dependent upon raising additional proceeds, estimated at $40,000.  If FSP does not raise at least the minimum offering amount, it will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If FSPM does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.

There are no formal or informal agreements to attain such financing.  FSPM cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

FSPM management does not expect to incur research and development costs within the next twelve months.

FSPM currently does not own any significant plant or equipment that it would seek to sell in the near future

The Company has not paid for expenses on behalf of any director.  Additionally, FSPM believes that this policy shall not materially change within the next twelve months.

On October 8, 2010, Fresh Start Private Management, Inc. (FSPM) and Fresh Start Private Inc. (FSP) a Nevada Corporation entered into a binding letter of intent. The Agreement outlines that the Companies will attempt to sign a definitive agreement by November 31, 2010. FSP owns certain know how and intellectual property dealing with the treatment of alcoholism and operates a medical clinic in Orange County California. Terms of the transaction provide for payment by FSPM of 16,000,000 shares of FSPM common stock for all the outstanding shares of FSP. FSPM will pay a Royalty of 7.5% of gross sales and provide an option to FSP shareholders to purchase up to 10% of any annual stock option plan should the Company choose to invoke one. It is also anticipated that Dr. Jorge Andrade a principle of FSP will become president of FSPM. Due diligence by FSPM board member must still be completed along with audit financial statements from FSP before the transaction cab be finalized.

Competitive Factors

There are many benefits of the Fresh Start Program compared to other traditional alcohol treatments. As the Fresh Start treatment is administered on an out patient basis there is no need for patients to leave their work and family for any extended period of time. If fact, many in treatment return to work the next day and not even co-workers or family members know they are being treated. With over 5,000 patients successfully treated the Fresh Start team has the experience to handle all alcohol addiction scenarios. The Fresh Start Private program is also less expensive that many traditional treatment centers.

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

Employees

FSPM management does not anticipate the need to hire employees over the next twelve (12) months.  Currently, the Company believes the services provided by its officers appear sufficient at this time.  Our officers/directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

Investment Policies

FSPM does not have an investment policy at this time.  On August 5, 2010 the Company invested $88,000 in Fresh Start Private, Inc. a private Nevada Corporation at an interest rate of 3% simple fee with a 2-year term, payable at the end of the term.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at September 30, 2010 we had $9,150 cash on hand and liabilities of $18,389.  The Company will require cash injections of approximately $40,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to September 30, 2010 of $36,006. We did not earn any revenues from operations during the aforementioned period.

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

Trends.   We are a development stage business and have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  There can be no guarantee or assurance that management will be successful in developing the proposed business of the Company.  Investors must be aware that failure to do so would result in a complete loss of any investment made into the Company

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on January 28, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $40,000 of the course of the next twelve months our business will fail and any investment made into the Company would be lost in its entirety.

We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Results of Operations – Since inception to September 30, 2010.

For the three months ended September 30, 2010, we had a net loss of $4,849 compared to a net income of $454 for the three month period ended September 30, 2009.  The losses were a result of the Company having no revenues for either of the periods. The expenses for these periods were related primarily to fees associated with maintaining reporting company status.  The income in 2009 was from the reversal of stock returned for consulting fees.

For the nine months ended September 30, 2010, we had a net loss of $17,788 compared to a net loss of $7,916 for the nine month period ended September 30, 2009.  The losses were a result of the Company having no revenues for either of the periods. The expenses for these periods were related primarily to fees associated with maintaining reporting company status.

The Company had an accumulated loss since inception of $36,006. We have not generated any revenue from operations since inception.  Our accumulated loss from our date of inception represents various expenses incurred with organizing the company, undertaking audits, recognizing management fees and general office expenses.

Balance Sheet as at September 30, 2010.  We had $9,150 of cash available as of September 30, 2010. Our total liabilities at September 30, 2010 were $18,389.  Total shares issued outstanding, as at September 30, 2010, was 75,430,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2010.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See below within this section “CONCLUSION” for management’s plans relating to controls and procedures in the future.

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

CONCLUSION

In accordance with SEC requirements, the CEO/CFO note that, as of the quarter ended September 30, 2010 covered by this report, there were material weaknesses in our Internal Controls.

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

• Representative with Financial Expertise — For the period ending September 30, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Fresh Start Private Management, Inc. will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 31, 2010 the Company sold 200,000 shares under Regulation S at $0.50 cents per share for a total of $100,000 dollars, no fees or commission where associated with the sale of securities. As of November 19, 2010, the shares are unissued and treated as subscribed.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2010 the Company sold 200,000 shares under Regulation S at $0.50 cents per share for a total of $100,000 dollars, no fees or commission where associated with the sale of securities. As of November 19, 2010, the shares are unissued and treated as subscribed.

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

On October 28, 2010 the Company redeemed 20,000,000 shares of stock for $2000.

On July 31, 2010, the Company sold 200,000 shares of common stock for $100,000 cash under Regulation S.  As of November 19, 2010, the shares are unissued and treated as subscribed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On September 29, 2010 the Company filed an 8K announcing the addition of two directors to Fresh Start Private Management, Inc. (“Fresh Start”) appointed two new directors of the company Dr. Jorge Andrade Jr. and Mr. Neil Muller.

Dr. Jorge Andrade Jr., age 40 is founder, CEO and President of West Coast Consulting Inc. since 2004. Dr. Andrade is a Licensed Medical Interpreter, and co‐founder of TM Cube Medical LLC. Dr. Andrade has exceptional knowledge of starting, building and managing small businesses.

He is a recognized specialist in implementing systems for small businesses day to day. DR. Andrade is bilingual and fluent in both Spanish and English; he served on a Health Advisory Board for the Long Beach Head Start Program. As a President of West Consulting Inc., he supervisors and manages the interpreting department for Core Medical Management Inc., Pro – Legal Services Inc., and manages the day to day operations of Colgate’s, BSBF.

Mr. Neil Muller, age 51 has more than 20 years experience in the field of property development, commercial and residential sales and business management. Neil graduated with   his bachelor degree in business management at Sydney University.

For the last 5 years Neil has been developing and working with Fresh Start Private Australia alcohol recovery program.

On October 13, 2010, The Company filed an 8-K Fresh Start Private Management, (FSPM) Inc a Nevada Corporation and Fresh Start Private Inc. (FSP) a Nevada Corporation entered into a binding letter of intent. The Agreement outlines that the Companies will attempt to sign a definitive agreement by November 31, 2010. FSP owns certain know how and intellectual property dealing with the treatment of alcoholism and operates a medical clinic in Orange County California. Terms of the transaction provide for payment by CEYY of 16,000,000 shares of FSPM common stock for all the outstanding shares of FSP. FSPM will pay a Royalty of 7.5% of gross sales and provide an option to FSP shareholders to purchase up to 10% of any annual stock option plan should the Company choose to invoke one. It is also anticipated that Dr. Jorge Andrade a principle of FSP will become president of FSMP. Due diligence by FSPM board member must still be completed along with audit financial statements from FSP before the transaction cab be finalized.

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

FRESH START PRIVATE MANAGEMENT
(Registrant)

Date: November 19, 2010	/S/ MICHAEL CETRONE
Chief Executive Officer, President and Director Chief Financial Officer, Chief Accounting Officer, and Director