Form 10-K
period 2010-12-31
FRESH START PRIVATE MANAGEMENT, INC.
filed 2011-04-15
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number:  333-153381
_______________________________

  FRESH START PRIVATE MANAGEMENT, INC.
(Formerly Cetrone Energy Company)
(Exact name of registrant as specified in its charter)

NEVADA	26-1972677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 999 N. Tustin Ave. Suite 16, Santa Anna CA, 92705
(Address of principal executive offices, including zip code)

(800) 500-5511
 (Registrant's telephone number, including area code)

None
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, Par Value $.001	None
Securities registered pursuant to Section 12(g) of the Act:

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.   Yes [  ]   No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [x]   No [  ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

As of April 13, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates is $6,534,405.

INDEX
FRESH START PRIVATE MANAGEMENT, INC.

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

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant”, "Fresh Start”  "we," "our," “FSPM,” and "us" refer to Fresh Start Private Management, Inc..

ITEM 1.	BUSINESS

Company History

Fresh Start Private Management, Inc. (“FSPM”) was originally incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada.  We are a development stage business and have not begun operations or generated any revenue to date. FSPM’s fiscal year end is December 31.

Fresh Start has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since our inception, we have been primarily engaged in business planning activities, including research, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our products and identifying future sources of capital.

On September 23, 2010 the board of directors of Fresh Start Private Management, Inc. (“Fresh Start”) appointed two new directors of the company, Dr. Jorge Andrade Jr. and Mr. Neil Muller. Current with the appointment Dr. Andrade and Mr. Muller, Armando Kiyoshi Narita resigned as director and Secretary. Effective November 22, 2010, Michael Cetrone resigned as President and Chief Executive Officer, Chief Financial Officer, Treasurer and as a member of the Board of Directors of Fresh Start Private Management, Inc. Concurrent with Mr. Cetrone’s resignation, Dr. Jorge Adrade, was appointed Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  Dr. Andrade was already a member of the Board of Directors of the Company.

On November 22, 2010, Mr. Neil Muller was appointed President of the Company. Mr. Muller was already a member of the Board of Directors of the Company.

Mr. Andrade has assumed responsibility for all planning, development and operational duties, and will continue to do so throughout the beginning stages of the Company. Other than the Officers/Directors, there are no employees at the present time.. The Company’s administrative office is located at 999 N. Tustin Ave. Suite 16, Santa Anna CA, 92705 and our telephone number is: (800) 500-5511.

Business Development

The principal business of the Company was to develop “green” renewable fuel source for agricultural operations, specifically biodiesel.  In September 2010, with the appointment of new officers, the Company changed  the business plan from developing biofuels to alcohol treatment.  The Company’s year-end is December 31. The Company currently has no operations or realized revenues from its planned principle business purpose.

On October 28, 2010, the Company acquired an exclusive product license, which included the right to use the Naltrexone Implant for alcohol Treatment and any procedures related to the licensed product. The Company paid a onetime license fee of 7.5% of the total common shares outstanding on the date of the agreement, or 5,672,250 common shares.  Additionally, the Company will pay $600 for each prescription request of the licensed product.  The agreement will remain in force for so long as the Company continues to use the Licensed Product.

On November 22, 2010, the Company entered into an intellectual property license and asset purchase agreement which included an exclusive right to use the Trademark “Fresh Start Private” and Intellectual Property, including written grogram regarding alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation. Two of our directors, Dr. Andrade and Mr. Muller are directors of Fresh Start Private. Dr. Andrade and Mr. Muller, because they may be deemed Related Parties, abstained from voting on the Company resolution to enter into such intellectual property license and asset purchase agreement.

Finalization of the intellectual property license and asset purchase agreement is subject to due diligence by FSPM board members along with audited financial statements from Fresh Start Private. The Company intends to develop its business in alcohol abuse treatment and alcohol detox rehabilitation.

 Compliance with Government Regulation

If and when we conduct operations we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the treatment of alcoholism and use of pharmaceuticals. Moreover, if we begin treatment, we may have expenses to comply with permit and regulatory environment laws both locally and federally.

Investors and security holders may obtain a free copy of the Annual Report on Form10-K and other documents filed by FSPM with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by FSPM with the SEC may also be obtained from Fresh Start Private Management, Inc. by directing a request to FSPM, Attention:  Dr. Jorge Andrade Jr., President and Chief Executive Officer, 999 N. Tustin Ave. Suite 16, Santa Anna CA, 92705 (800) 500-5511.

ITEM 1A.	RISK FACTORS
Not Applicable

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not Applicable

ITEM 2.	PROPERTIES

We do not own any real estate or other properties and have not entered into any long term lease or rental agreements for property. Dr. Andrade’s and the Company’s administrative office is located at 999 N. Tustin Ave. Suite 16, Santa Anna CA, 92705 and our telephone number is: (800) 500-5511. The Company has not entered into office lease and does not have exclusive use of this office space.

FSPM’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  FSPM does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

FSPM is not currently a party to any legal proceedings. Fresh Start Private Management, Inc.’s agent for service of process in Nevada is:  InCorp Services Inc., 3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120 – Telephone (702) 866-2500

FSPM’s officers and directors have not been convicted in a criminal proceeding nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

Dr. Andrade and Mr. Muller, the Company’s officers and directors have not been convicted of violating any federal or state securities or commodities law. There are no known pending legal or administrative proceedings against the Company.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
Our common stock has been quoted on the OTC Markets under the trading symbol of “CEYY” since October 12, 2010.  The quarterly high and low close information on the OTC Markets of our common stock for each full quarterly period is as follows:

Fiscal Year Ending December 31, 2010:	High	Low
Fourth Quarter	$0.95	$0.06

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Sales of Unregistered Securities. We have sold securities within the past quarter without registering the securities under the Securities Act of 1933 on one occasions.

On October 28, 2010, the Company acquired an exclusive product license, which included the right to use the Naltrexone Implant and any procedures related to the licensed product. The Company paid a onetime license fee of 7.5% of the total common shares outstanding on the date of the agreement, or 5,672,250 common shares.

Sales of Registered Securities.  As of the date of this annual report the Company has sold pursuant to its effective prospectus filed on Form S-1 and subsequent Post-Effective Amendment thereto approximately 152,150 common shares to thirty-seven individual investors.

Issuer Purchases of Equity Securities. None during the Fiscal Year 2010

Dividends. We did not declare or pay dividends during the Fiscal Year 2010 and do not anticipate declaring or paying dividends in fiscal year 2011.

Securities Authorized for Issuance under Equity Compensation Plans. The Company has no Equity Compensation Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2010

Revenues	$0

Operating Expenses	$24,156

Earnings (Loss)	$(23,070)

Total Assets	$4,061,,511

Liabilities	$19,068

Stockholders’ Equity	$4,042,443

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Fresh Start Private Management, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Critical Accounting Estimates:

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements and which we discussed below in Item 8. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe our critical accounting policies are those described below.

Stock-Based Compensation

As required by the Stock-based Compensation Topic of FASB ASC, transactions in which the Company exchanges its equity instruments for goods or services is accounted for using authoritative guidance for stock based compensation. This guidance also addresses transactions in which the Company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of those equity instruments.

If the Company issues stock for services which are performed over a period of time, the Company capitalizes the value paid in the equity section of the Company’s financial statements as it’s a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period.

We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

If shares are issued for services to be performed over a period by a vendor, we capitalize the value paid and amortize the expense in association with services actually rendered.

Shares issued to employees are expensed upon issuance.

Long-lived Assets. We amortize long-lived assets over their estimated useful lives. Identifiable long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect estimated future cash flows relating to our long-lived assets which could trigger impairment. No impairments of long-lived assets were identified during any of the periods presented.

Executive Overview

Fiscal Year 2010 the focus of the Company was primarily on maintaining its reporting requirements with the SEC. On October 28, 2010, the Company acquired an exclusive product license to use the Naltrexone Implant in anticipation of developing its business in alcohol abuse treatment and alcohol detox rehabilitation.

On November 22, 2010, the Company entered into an intellectual property license and asset purchase agreement which included an exclusive right to use the Trademark “Fresh Start Private” and Intellectual Property, including a written grogram regarding alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation.

Our auditor’s report on our December 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2010 Audited Financial Statements - Auditors Report.”

As the company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be difficult for the company to attract investors.

Fiscal 2010

Liquidity. As of December 31, 2010, the Company had $1,866 of cash on hand.  The Company will be required to raise additional funds in order to further develop its business.  Management plans to focus efforts on raising these required funds over the course of the next two quarters of 2011.

The Company has not generated any revenues from inception to December 31, 2010.

Capital Resources. We will require significant amounts of working capital to begin our business operations described herein and to pay expenses relating to maintaining our status of a reporting company including legal, accounting and filing fees.  We currently have $1,866 of cash available.  In order to maintain our status as a going concern we must raise additional proceeds of $25,000 over the course of the next twelve months in order to cover expenses related to maintaining our status as a reporting company (legal, auditing, and filing fees) estimated at $20,000 and $5,000 to cover administrative costs.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds capital we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations.  The Company has not begun operations and to date has been primarily engaged in business planning activities, including researching the industry, developing our economic models and financial forecasts, performing due diligence regarding potential geographic locations most suitable for our products and identifying future sources of capital.  There can be no guarantee that the business will ever begin operations or generate revenue and if it does a complete loss of any investment made into the Company would be realized.

We did not earn any revenues during the fiscal years ending December 31, 2010 or December 31, 2009.  During the fiscal year ending December 31, 2010 we incurred operating expenses of $24,156 comprising of professional fees in the amount of $12,335, general and administrative expenses of $7,531 and consulting fees of $4,291.  Since inception the Company has incurred operating expenses of $42,374.

Off-Balance Sheet Arrangements. None

Contractual Obligations.  On October 28 2010 Fresh Start Private Management, Inc. (FSPM) entered into an agreement with Trinity RX Solutions LLC of Breezy Point New York. Under the terms of the agreement FSPM will pay a fee for each implant prescribed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-2, immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 5, 2009, Board of Directors of the Registrant dismissed The Blackwing Group, LLC, its independent registered public account firm.  On the same date, November 5, 2009, the accounting firm of Kyle L. Tingle CPA, LLC was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of The Blackwing Group, LLC and the engagement of Kyle L. Tingle, CPA, LLC as its independent auditor.  None of the reports of The Blackwing Group, LLC on the Company's financial statements for either December 31, 2008 or subsequent two interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 a going concern qualification in the registrant's audited financial statements.

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

Disclosure Controls and Procedures

Management of Fresh Start Private Management, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

 In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Dr. Jorge Andrade Jr. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective.  For details of the specific areas that management identified as problems leading to the ineffectiveness of control and procedures see “Management’s Annual Report on Internal Control over Financial Reporting” below.

FSPM plans to continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, FSPM will enhance and test our year-end financial close process. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2010 was not effective.

As of December 31, 2010 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ending December 31, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• FSPM will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Fresh Start Private Management, Inc.’s executive officers and directors and respective ages as of December 31, 2010 are as follows:

Director:

Name of Director	Age	Period of Service
Dr. Jorge Andrade Jr.1	40	Since September 23, 2010
Neil Muller	51	Since September 23, 2010
1Michael Cetrone: Served as Director from January 28, 2008 through November 22, 2010. From November 18, 2009 through November 22, 2010, Armando Kiyoshi Narita served as Director.

Executive Officers:

Name of Officer	Age	Office
Dr. Jorge Andrade Jr.1	40	Since November 22, 2010 - CEO, Treasurer, Principal Executive Officer, Principal Financial Officer, Secretary and Principal Accounting Officer
Neil Muller	51	Since November 22, 2010 - President
1  From January 28, 2008 through November 22, 2010, Michael Cetrone served as President and Chief Executive Officer, Chief Financial Officer, and Treasurer.  From November 18, 2009 through November 22, 2010, Armando Kiyoshi Narita served as the Secretary.

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Dr, Jorge Andrade Jr., Officer and Director.

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

Neil Muller, President and Director

Mr. Neil Muller, age 51 has more than 20 years experience in the field of property development, commercial and residential sales and business management. Neil graduated with   his bachelor degree in business management at Sydney University.

For the last 5 years Mr. Muller has been developing and working with Fresh Start Private Australia alcohol recovery program.

Corporate Governance

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officer, Dr. Jorge Andrade.  Our Code of Ethics was filed as an Exhibit to the 2008 Annual Report.

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only two directors and officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

 Audit Committee. We have has not established an Audit Committee because of our limited operations; and because we have only two directors and two officers, we believe that we are able to effectively manage the issues normally considered by a Audit Committee

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table
Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Michael Cetrone, President through November 22, 2010	2010 2009 2008	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Neil Muller, President since November 22, 2010	2010	0	0	0	0	0	0	0
Dr. Jorge Andrade, CEO, Treasurer, Principal Executive Officer, Principal Financial Officer, Secretary and Principal Accounting Officer	2010	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the period ended December 31, 2010. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2010.

Stock Option Grants

FSPM did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2010.  FSPM has also not granted any stock options to the executive officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to FSPM to own more than 5% of the outstanding common stock as of December 31, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.
Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	*Michael Cetrone 11010 E. Boundary Road, Elk, WA 99009	45,000,000 shares	59.5%
*Officer and Director.

The percent of class is based on 75,630,000 shares of common stock issued and outstanding as of December 31, 2010.

Changes in Control. There are known arrangements known to the Company involving any pledge by any person of securities of the Company’s common stock to effective a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 22, 2010, the Company entered into an intellectual property license and asset purchase agreement with Fresh Start Private, Inc. a Nevada corporation (the “Transaction”). In consideration of the license the Company gave 16,000,000 shares of common stock at the market value of $0.77 per share as of the date of the agreement.  Total value of the license is recorded as $12,320,000.

Dr. Jorge Andrade Jr., the Company’s CEO and Director, and Mr. Neil Muller, the Company’s President and Director are directors of and shareholders of Fresh Start Private, Inc.

Mr. Muller owns 2,000,000 common shares of Fresh Start Private, Inc., therefore Mr. Muller’s interest in the Transaction is approximately $1,540,000.

Dr. Andrade Mr. Muller owns 1,000,000 common shares of Fresh Start Private, Inc., therefore Dr. Andrade’s interest in the Transaction is approximately $770,000.

During Fiscal Year 2010, there were no other material transactions between the Company and any Officer, Director or related party and the Company other than as described herein. None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

As of December 31, 2010 the Company has incurred auditing expenses of approximately $5,850 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements- Year end 2010

2.	Financial Statement Schedules.
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

FRESH START PRIVATE MANAGEMENT, INC.

By:	/s/ Dr. Jorge Andrade
Dr. George Andrade
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: April 15, 2011

Kyle L. Tingle CPA, LLC
PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Fresh Start Private Management, Inc.

We have audited the accompanying balance sheets of Fresh Start Private Management, Inc. (A Development Stage Enterprise) as of December 31, 2010 and 2009 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period January 28, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh Start Private Management, Inc. (A Development Stage Enterprise) as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and the period January 28, 2008 (inception) through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

April 11, 2011
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 200 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$1,866	$5,656
Prepaid expense	-	2,500
Note receivable	88,000	-
Interest receivable	1,070
Total Current Assets	90,936	8,156

OTHER ASSETS
License	3,970,575	-
Total Other Assets	3,970,575	-

TOTAL ASSETS	$4,061,511	$8,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$19,068	$10,922
Note payable - related party	-	100
Note payable	-	180
Total Current Liabilities	19,068	11,202

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock subscribed	4,070,575	-
Common stock, $0.001 par value; 200,000,000 shares
authorized, 75,630,000 and 450,430,000 shares issued
and outstanding at December 31, 2010 and 2009,
respectively	75,430	2,252
Additional paid-in capital	18,000	12,920
Accumulated deficit	(121,562)	(18,218)
Total Stockholders' Equity (Deficit)	4,042,443	(3,046)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$4,061,511	$8,156

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
	Year	Year	January 28,2008
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	4,291	524	6,815
Professional fees	12,335	7,525	22,010
General and administrative expenses	7,531	5,148	13,550
Total operating expenses	24,156	13,197	42,374

LOSS FROM OPERATIONS	(24,156)	(13,197)	(42,374)

OTHER INCOME (EXPENSES)
Other income	-	-	-
Interest income	1,070	-	1,070
TOTAL OTHER INCOME (EXPENSES)	1,070	-	1,070

LOSS BEFORE TAXES	(23,086)	(13,197)	(41,304)

INCOME TAX EXPENSE	-

NET LOSS	$(23,086)	$(13,197)	(41,304)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	176,565,531	2,146,868

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity (Deficit)
Common stock issued for cash
at $0.001 per share	400,000,000	$400,000	$-	$-	$(398,000)	$2,000

Common Stock for services
at $0.01 per share	40,000,000	40,000	-	-	(38,000)	2,000
						-
Cancellation of stock issued for						-
services at $0.08 per share	(20,000,000)	(20,000)	-	-	19,000	(1,000)

Common stock issued for cash
at $0.08 per share	5,155,000	5,155	-	-	(3,093)	2,062

Net loss for period ended
December 31, 2008	-	-	-	-	(5,021)	(5,021)

Balance, December 31, 2008	425,155,000	$425,155	$-	$-	$(425,114)	$41

Common stock issued for cash at
$0.08 per share	25,275,000	25,275	-	-	(15,165)	10,110

Net loss for period ended						-
December 31, 2009	-	-	-	-	(13,197)	(13,197)

Balance, December 31, 2009	450,430,000	$450,430	$-	$-	$(453,476)	$(3,046)

Common stock redemption	(355,000,000)	(355,000)	-	-	355,000	-

Common stock issued for subscribed	-	-	100,000	-	-	100,000

Common stock cancelled in lieu of accounts
payable	(20,000,000)	(20,000)	-	18,000	-	(2,000)

Common stock subscribed for license at
$0.70 per share on October 28, 2010	-	-	3,970,575	-	-	3,970,575
						-
Net loss for period ended						-
December 31, 2010	-	-	-	-	(23,086)	(23,086)

Balance, Deember 31, 2010	75,430,000	$75,430	$4,070,575	$18,000	$(121,562)	$16,362,443

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			January 28, 2008
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(23,086)	(13,197)	$(41,304)
Cancellation of common stock issued for services			1,000
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in prepaids	2,500	(2,500)	-
Decrease (increase) in accrued interest	(1,070)		(1,070)
Increase (decrease) in accounts payable	6,146	7,947	17,068
Net cash provided (used) by operating activities	(15,510)	(7,750)	(24,306)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Note receivable	(88,000)		(88,000)
Net cash used by investing activities	(88,000)	-	(88,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	10,110	114,352
Proceeds from note payable - related party	-	-	100
Repayment of note payable - related party	(100)	-	(100)
Proceeds from note payable	(180)	-	(180)
Net cash provided by financing activities	99,720	10,110	114,172

Net increase (decrease) in cash and cash equivalents	(3,790)	2,360	1,866

Cash at beginning of period	5,656	3,296	-

Cash at end of period	$1,866	$5,656	$1,866

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	-	$-
Interest paid	-	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock subscribed for license	$3,970,575	$-	$3,970,575
Common stock subscribed for trademark license	$12,320,000	$-	$12,320,000
Cancellation of shares issues for services in lieu of accounts payable	$2,000	$-	$2,000

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – DESCRIPTION OF BUSINESS

Fresh Start Private Management, Inc. (“FSPM”) was originally incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada.  The principal business of the Company originally was to develop “green” renewable fuel source for agricultural operations, specifically biodiesel.  .  On July 26, 2010, the Company filed an amendment to its Articles of Incorporation changing its name to Fresh Start Private Management Inc.  The Company signed a letter of intent with Fresh Start Private, Inc. (“FSP”) in anticipation of a merger.  FSP owns certain know how and intellectual property dealing with the treatment of alcoholism and operates a medical clinic in Orange County, California.  The Companies entered into a definitive agreement on November 22, 2010, with the deal to consummate upon the completion of certified audits for both entities.  The merger is expected to occur in the second quarter of 2011.  The Company’s year-end is December 31. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of FSPM is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Cash and cash equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 or 2009.

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

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 “Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

FASB ASC 820 “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2010 and 2009.

Recent Accounting Pronouncements

The Company has determined that the adoption of any proposed accounting pronouncements will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through December 31, 2010.  The Company currently has minimal operations which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

NOTE 3– INTANGIBLE ASSETS

On October 28, 2010, the Company acquired an exclusive product license, which included the right to use the Naltrexone Implant and any procedures related to the licensed product. The Company paid a onetime license fee of 7.5% of the total common shares outstanding on the date of the agreement, or 5,672,250 common shares at the market value of $0.70 per share as of the date of the agreement.  Total value of the license is recorded as $3,970,575.  Additionally, the Company will pay $600 for each prescription request of the licensed product.  The agreement will remain in force for so long as the Company continues to use the Licensed Product.

On November 22, 2010, the Company entered into an intellectual property license and asset purchase agreement which included an exclusive right to use the Trademark “Fresh Start Private” and Intellectual Property, including written grogram regarding alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation, technical information, and rights therein owned or licensed from a third party by such person, including, without limitation, technical data, inventions, concepts, processes, formulae, algorithms, know-how, system, apparatuses, software, designs, design elements, product features, product specifications, works of authorship, drawings, and any other technical subject matter related thereto, including all Patent Rights (as defined in the following recital), copyrights, trade secrets, masks and mask works, industrial designs, domain names, secure socket layers and other intellectual property rights therein protected under the laws of any country or the world (whether or not the rights therein are currently perfected), as it relates to the business operated under (i) the Trademark and (ii) the alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation treatment and program conceived and/or business operated by the Licensor in the Territory for (i) the operation of the Alcohol Treatment and Rehabilitation Centers and (ii) otherwise for the alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation business and industry.  The term of the agreement and the license shall expire on the ninety ninth anniversary of the effective date of the agreement, subject to automatic extension unless Licensor gives written notice at least ninety days prior to the expiration date.  In consideration of the license the Company gave 16,000,000 shares of common stock at the market value of $0.77 per share as of the date of the agreement.  Total value of the license is recorded as $12,320,000.

For the purposes of the Asset Purchase Agreement, “Assets” shall mean those assets that are related to the Trademark and the Intellectual Property that are or were used or created by Licensor in its conduct of business, including all assets, rights, interests, and properties of Licensor of whatever nature, tangible or intangible, real or personal, fixed or contingent, except for the Trademark and the Intellectual Property.  For all assets received , the Company paid $10.00 in cash.

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

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

On July 31, 2010, the Company sold 200,000 shares of common stock for $100,000 cash.  As of December 31, 2010, the shares were unissued and considered subscribed.

On October 28, 2010, the Company redeemed 20,000,000 shares of stock initially issued for $2,000 in services for $2,000 in accounts payable.

The shares to be issued for the license agreementagreements listed in Note 3 were not issued as of December 31, 2010 and considered subscribed.  Management expects shares to be issued in the second quarter of 2011.

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

NOTE 5 – INCOME TAXES

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

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Net deferred tax assets consist of the following:

	2010	2009
Net operating loss carry forward	$14,456	$(6,376)
Valuation allowance	(14,456)	6,376
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2010	2009	Since Inception
Tax at statutory rate (35%)	$8,080	$4,619	$14,456
Increase in valuation allowance	(8,080)	(4,619)	(14,456)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2010 or 2009.

The net federal operating loss carry forward will expire from 2028 through 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 6 – SUBSEQUENT EVENT

On November 22, 2010, the Company and Fresh Start Private, Inc. entered into an “Intellectual Property License and Asset Purchase Agreement” which included an exclusive right to use the Trademark “Fresh Start Private” and Intellectual Property, including a written program regarding alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation, technical information, and rights therein owned or licensed from a third party by such person, including, without limitation, technical data, inventions, concepts, processes, formulae, algorithms, know-how, system, apparatuses, software, designs, design elements, product features, product specifications, works of authorship, drawings, and any other technical subject matter related thereto, including all Patent Rights, copyrights, trade secrets, masks and mask works, industrial designs, domain names, secure socket layers and other intellectual property rights therein protected under the laws of any country or the world (whether or not the rights therein are currently perfected), as it relates to the business operated under (i) the Trademark and (ii) the alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation treatment and program conceived and/or business operated by the Licensor in the Territory for (i) the operation of the Alcohol Treatment and Rehabilitation Centers and (ii) otherwise for the alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation business and industry.  The term of the agreement and the license shall expire on the ninety ninth anniversary of the effective date of the agreement, subject to automatic extension unless Licensor gives written notice at least ninety days prior to the expiration date.  In consideration of the license the Company gave 16,000,000 shares of common stock at the market value of $0.77 per share as of the date of the agreement.  Total value of the license is recorded as $12,320,000.

FRESH START PRIVATE MANAGEMENT, INC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

For the purposes of the Asset Purchase Agreement, “Assets” shall mean those assets that are related to the Trademark and the Intellectual Property that are or were used or created by Licensor in its conduct of business, including all assets, rights, interests, and properties of Licensor of whatever nature, tangible or intangible, real or personal, fixed or contingent, except for the Trademark and the Intellectual Property.  For all assets received , the Company paid $10.00 in cash.

The agreement is expected to be consummated in the second quarter of 2011 upon completion of audits for both companies.