Form 10-Q
period 2011-03-31
FRESH START PRIVATE MANAGEMENT, INC.
filed 2011-05-23
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File number 333-153381

FRESH START PRIVATE MANAGEMENT, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 19, 2011: 75,430,000 common shares with a par value of $0.001 per share.

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

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,116	$1,866
Prepaid expense	-	-
Note receivable	88,000	88,000
Interest receivable	1,721	1,070
Total Current Assets	90,837	90,936

OTHER ASSETS
License	3,970,575	3,970,575
Total Other Assets	3,970,575	3,970,575

TOTAL ASSETS	$4,061,412	$4,061,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$19,068	$19,068
Note payable - related party	10,000	-
Note payable	-	-
Total Current Liabilities	29,068	19,068

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock subscribed	4,070,575	4,070,575
Common stock, $0.001 par value; 200,000,000 shares
authorized, 75,430,000 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	75,430	75,430
Additional paid-in capital	18,000	18,000
Accumulated deficit	(131,661)	(121,562)
Total Stockholders' Equity	4,032,344	4,042,443

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,061,412	$4,061,511

See accompanying notes to these condensed interim financial statements

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

			Period from
			January 28, 2008
	Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting	10,000	-	16,814
Professional fees	750	481	22,760
General and administrative expenses	-	5,707	13,550
Total operating expenses	10,750	6,188	53,124

LOSS FROM OPERATIONS	(10,750)	(6,188)	(53,124)

OTHER INCOME
Interest income	651	-	1,721
TOTAL OTHER INCOME	651	-	1,721

LOSS BEFORE TAXES	(10,099)	(6,188)	(51,403)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(10,099)	$(6,188)	$(51,403)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	75,430,000	450,430,000

See accompanying notes to these condensed interim financial statements

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	400,000,000	$400,000	$-	$-	$(398,000)	$2,000

Common Stock for services
at $0.01 per share	40,000,000	40,000	-	-	(38,000)	2,000
						-
Cancellation of stock issued for						-
services at $0.08 per share	(20,000,000)	(20,000)	-	-	19,000	(1,000)

Common stock issued for cash
at $0.08 per share	5,155,000	5,155	-	-	(3,093)	2,062

Net loss for period ended
December 31, 2008	-	-	-	-	(5,021)	(5,021)

Balance, December 31, 2008	425,155,000	$425,155	$-	$-	$(425,114)	$41

Common stock issued for cash at
$0.08 per share	25,275,000	25,275	-	-	(15,165)	10,110

Net loss for period ended						-
December 31, 2009	-	-	-	-	(13,197)	(13,197)

Balance, December 31, 2009	450,430,000	$450,430	$-	$-	$(453,476)	$(3,046)

Common stock redemption	(355,000,000)	(355,000)	-	-	355,000	-

Common stock issued for subscribed	-	-	100,000	-	-	100,000

Common stock cancelled in lieu of accounts
payable	(20,000,000)	(20,000)	-	18,000	-	(2,000)

Common stock subscribed for license at
$0.70 per share on October 28, 2010	-	-	3,970,575	-	-	3,970,575

						-
Net loss for period ended						-
December 31, 2010	-	-	-	-	(23,086)	(23,086)

Balance, Deember 31, 2010	75,430,000	$75,430	$4,070,575	$18,000	$(121,562)	$4,042,443

Net loss for period ended						-
March 31, 2011	-	-	-	-	(10,099)	(10,099)

Balance, March 31, 2011 (unaudited)	75,430,000	$75,430	$4,070,575	$18,000	$(131,661)	$4,032,344

See accompanying notes to these condensed interim financial statements

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			Period from
			January 28, 2008
	Three Months Ended		Through
	March 31,	March 31,	March 31,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,099)	$(6,188)	$(51,403)
Cancellation of common stock issued for services			1,000
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in prepaids		2,500	-
Decrease (increase) in accrued interest	(651)	-	(1,721)
Increase (decrease) in accounts payable		954	17,068
Net cash (used) by operating activities	(10,750)	(2,734)	(35,056)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Note receivable			(88,000)
Net cash used by investing activities	-	-	(88,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	114,352
Proceeds from note payable - related party		-	100
Repayment of note payable - related party		-	(100)
Proceeds from note payable	10,000	(180)	9,820
Net cash provided by financing activities	10,000	(180)	124,172

Net increase (decrease) in cash	(750)	(2,914)	1,116

Cash at beginning of period	1,866	5,656	-

Cash at end of period	$1,116	$2,742	$1,116

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock subscribed for license	$3,970,575	-	$3,970,575
Cancellation of shares issues for services in lieu of accounts payable	$2,000	-	$2,000

See accompanying notes to these condensed interim financial statements

NOTE 1 – DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2010 included in its Annual Report on Form 10-K.

Nature of Business

Fresh Start Private Management, Inc. (“FSPM”) was originally incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada.  The principal business of the Company originally was to develop “green” renewable fuel source for agricultural operations, specifically biodiesel.  On July 26, 2010, the Company filed an amendment to its Articles of Incorporation changing its name to Fresh Start Private Management Inc.  October 8, 2010, the Company signed a letter of intent with Fresh Start Private, Inc. (“FSP”) in anticipation of a merger.  FSP owns certain know how and intellectual property dealing with the treatment of alcoholism and operates a medical clinic in Orange County, California.  The Company’s year-end is December 31. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

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

Cash and cash equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2011 or December 31, 2010.

Recent Accounting Pronouncements

The Company has determined that the adoption of any proposed accounting pronouncements will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through March 31, 2011.  The Company currently has minimal operations which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2011 or 2010 and since inception.  As of March  31, 2011 and 2010 and since inception, the Company had no dilutive potential common shares.

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

For the three months ended March 31, 2011 the Company had not generated any revenue, had interest income of $651 and operating expenses of $10,750 resulting in an operation loss for the fiscal quarter of $10,099. The operating loss for the three month period ending March 31, 2011 is a result of consulting fees of $10,000 and professional fees of $750. The Company currently has approximately $1,116 of cash on hand and total assets of $4,061,412 with total liabilities of $29,068.

The Company intends to develop its business in alcohol abuse treatment and alcohol detox rehabilitation. On October 28, 2010, the Company acquired an exclusive product license, which included the right to use the Naltrexone Implant for alcohol Treatment and any procedures related to the licensed product.

On November 22, 2010, the Company entered into an intellectual property license and asset purchase agreement which included an exclusive right to use the Trademark “Fresh Start Private” and Intellectual Property, including written grogram regarding alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation. Finalization of the intellectual property license and asset purchase agreement is subject to due diligence by FSPM board members along with audited financial statements from Fresh Start Private.  Fresh Start Private currently operates a clinic in Orange County California.

Principal Office

The Company does not currently lease office space.

Other information

As of March 31, 2011 FSPM had 75,430,000 shares outstanding.

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

Description of the Property

We own no property. FSPM’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  FSPM does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $120,000 for the next twelve months in order to continue our proposed business.  We have accounts payable of $19,086. We estimate that we will require $12,000 for reporting requirements (bookkeeping, accounting, and filing fees) this would leave the Company with $20,000 to expend towards the development of its proposed business.  If we are unable to secure additional funding within the next three to four months our business will likely fail and any investment made into the Company would be lost in its entirety.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of March 31, 2011 we had $1,116 of cash on hand.  We had total liabilities of $29,068 of which expenses were primarily related to costs associated with maintaining reporting company status with the Securities and Exchange Commission.

Fresh Start has a new product using an FDA approved drug Naltrexone in the treatment of alcoholism. The Company's research has indicated that demand for its services are high, and that growth in highly marketed segments of the population may be achieved through additional clinic sites.

Fresh Start Private's goal is to meet its growth targets through franchising opportunities by promoting its product and services to existing medical clinics and treatment centers that will be will be charged a franchise fee and a percentage of sales.

The Company intends to also open corporately owned clinics in key markets where it has already established a foothold on the industry.

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

The Company currently has no employees.

Investment Policies

FSPM does not have an investment policy at this time.  On August 5, 2010 the Company invested $88,000 in Fresh Start Private, Inc. a private Nevada Corporation at an interest rate of 3% simple fee with a 2-year term, payable at the end of the term.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at March 31, 2011 we had $1,116 cash on hand and liabilities of $29,068.  The Company will require cash injections of approximately $40,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to arch 31, 2011 of $51,403. We did not earn any revenues from operations during the aforementioned period.

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

Limited Operating History; Need for Additional Capital.  There is no historical financial information about us upon which to base an evaluation of our performance as a business. We are a development stage company and have not generated any revenues since our formation on January 28, 2008.  We require immediate additional capital in order to continue as a going concern.  If we are unable to secure approximately $120,000 of the course of the next twelve months our business will fail and any investment made into the Company would be lost in its entirety.

We cannot guarantee we will be successful in our business activities or in any activity that management directs the business.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Dr. Jorge Andrade, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that these disclosure controls and procedures are not effective.  See below within this section “CONCLUSION” for specifics of why the controls and procedures were determined to be not effective.

As of the quarter ended March 31, 2011, we have determined that our controls and procedures were not effective for the following reasons:

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

• Representative with Financial Expertise — For the period ending March 31, 2011, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.   RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of the registrant were sold by the registrant during the period covered by the report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report:

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH START PRIVATE MANAGEMENT, INC.
(Registrant)

Date: May 19, 2011	/S/ Dr. Jorge Andrade
Chief Executive Officer, Principal Accounting Officer and Director