Form 10-Q
period 2011-06-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2011-08-16
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [ X ]	No [ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  July 29, 2011: 75,430,000 common shares with a par value of $0.001 per share.

INDEX

ITEM 1.	Financial Statements	4

	Balance Sheets as at June 30, 2011 and December 31, 2010	F-1

	Statements of Operations For the three and six months ended June 30, 2011 and 2010 for the period January 28, 2008 (Date of Inception) to June 30, 2011	F-2

	Statement of Shareholders’ Equity (Deficit)	F-3

	Statements of Cash Flows For the three and six months ended June 30, 2011 and 2010 and for the period January 28, 2008 (Date of Inception) to June 30, 2011	F-4

	Notes to the Financial Statements.	F-5-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	8

ITEM 4.	Controls and Procedures	8

PART 11.	OTHER INFORMATION	10

ITEM 1.	Legal Proceedings	10

ITEM 1A.	Risk Factors	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

ITEM 3.	Defaults Upon Senior Securities	10

ITEM 4.	[REMOVED AND RESERVED]	10

ITEM 5.	Other Information	10

ITEM 6.	Exhibits	10

	SIGNATURES.	11

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

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,116	$1,866
Prepaid expense	-	-
Note receivable	88,000	88,000
Interest receivable	2,380	1,070
Total Current Assets	91,496	90,936

OTHER ASSETS
License	3,970,575	3,970,575
Total Other Assets	3,970,575	3,970,575

TOTAL ASSETS	$4,062,071	$4,061,511
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,381	$19,068
Note payable - related party	16,313	-
Note payable	-	-
Total Current Liabilities	35,694	19,068

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock subscribed	4,070,575	4,070,575
Common stock, $0.001 par value; 200,000,000 shares
authorized, 75,430,000 shares issued and outstanding
at June 30, 2011 and December 31, 2010, respectively	75,430	75,430
Additional paid-in capital	18,000	18,000
Accumulated deficit	(137,628)	(121,562)
Total Stockholders' Equity	4,026,377	4,042,443

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,062,071	$4,061,511

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
	Three Months	Three Months	Six Months	Six Months	January 28, 2008
	Ended	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES
Consulting	-	1,291	10,000	-	16,814
Professional fees	5,938	5,150	6,688	481	28,698
General and administrative expenses	688	311	688	5,707	14,238
Total operating expenses	6,626	6,752	17,376	6,188	59,750

LOSS FROM OPERATIONS	(6,626)	(6,752)	(17,376)	(6,188)	(59,750)
OTHER INCOME
Interest income	659	-	1,310	-	2,380
TOTAL OTHER INCOME	659	-	1,310	-	2,380

LOSS BEFORE TAXES	(5,967)	(6,752)	(16,066)	(6,188)	(57,370)

INCOME TAX EXPENSE	-		-

NET LOSS	$(5,967)	$(6,752)	$(16,066)	$(6,188)	$(57,370)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	75,430,000	361,968,462	75,430,000	405,959,862

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	400,000,000	$400,000	$-	$-	$(398,000)	$2,000

Common Stock for services
at $0.01 per share	40,000,000	40,000	-	-	(38,000)	2,000
						-
Cancellation of stock issued for						-
services at $0.08 per share	(20,000,000)	(20,000)	-	-	19,000	(1,000)

Common stock issued for cash
at $0.08 per share	5,155,000	5,155	-	-	(3,093)	2,062

Net loss for period ended
December 31, 2008	-	-	-	-	(5,021)	(5,021)

Balance, December 31, 2008	425,155,000	$425,155	$-	$-	$(425,114)	$41

Common stock issued for cash at
$0.08 per share	25,275,000	25,275	-	-	(15,165)	10,110

Net loss for period ended						-
December 31, 2009	-	-	-	-	(13,197)	(13,197)

Balance, December 31, 2009	450,430,000	$450,430	$-	$-	$(453,476)	$(3,046)

Common stock redemption	(355,000,000)	(355,000)	-	-	355,000	-

Common stock issued for subscribed	-	-	100,000	-	-	100,000

Common stock cancelled in lieu of accounts
payable	(20,000,000)	(20,000)	-	18,000	-	(2,000)

Common stock subscribed for license at
$0.70 per share on October 28, 2010	-	-	3,970,575	-	-	3,970,575

Net loss for period ended						-
December 31, 2010	-	-	-	-	(23,086)	(23,086)

Balance, December 31, 2010	75,430,000	$75,430	$4,070,575	$18,000	$(121,562)	$4,042,443

Net loss for period ended						-
June 30, 2011	-	-	-	-	(16,066)	(16,066)

Balance, June 30, 2011 (unaudited)	75,430,000	$75,430	$4,070,575	$18,000	$(137,628)	$4,026,377

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			January 28, 2008
	Six Months Ended	Six Months Ended	Through
	June 30,	June 30,	June 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(16,066)	(6,188)	$(57,370)
Cancellation of common stock issued for services			1,000
Adjustments to reconcile net loss to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in prepaids		2,500	-
Decrease (increase) in accrued interest	(1,310)	-	(2,380)
Increase (decrease) in accounts payable	313	954	17,381
Net cash (used) by operating activities	(17,063)	(2,734)	(41,369)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Note receivable			(88,000)
Net cash used by investing activities	-	-	(88,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	114,352
Proceeds from note payable - related party		-	100
Repayment of note payable - related party		-	(100)
Proceeds from note payable	16,313	(180)	16,133
Net cash provided by financing activities	16,313	(180)	130,485

Net increase (decrease) in cash and cash equivalents	(750)	(2,914)	1,116

Cash at beginning of period	1,866	5,656	-

Cash at end of period	$1,116	$2,742	$1,116

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	-	$-
Interest paid	-	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock subscribed for license	$3,970,575	$-	$3,970,575
Cancellation of shares issues for services in lieu of accounts payable	$2,000	$-	$2,000

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

Cash and cash equivalents

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2011 or December 31, 2010.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 “Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011

FASB ASC 820 “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2011 and 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2011 and 2010.

Recent Accounting Pronouncements

The Company has determined that the adoption of any proposed accounting pronouncements will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through June 30, 2011.  The Company currently has minimal operations which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

For the purposes of the Asset Purchase Agreement, “Assets” shall mean those assets that are related to the Trademark and the Intellectual Property that are or were used or created by Licensor in its conduct of business, including all assets, rights, interests, and properties of Licensor of whatever nature, tangible or intangible, real or personal, fixed or contingent, except for the Trademark and the Intellectual Property.  For all assets received, the Company paid $10.00 in cash.

NOTE 4– CAPITAL STOCK

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

The shares to be issued for the license agreements listed in Note 3 were not issued as of December 31, 2010 and considered subscribed.  Management expects shares to be issued in the third quarter of 2011.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2011 or 2010 and since inception.  As of June 30, 2011 and June 30, 2010 and since inception, the Company had no dilutive potential common shares.

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

For the three months ended June 30, 2011 the Company had not generated any revenue, had interest income of $659 and operating expenses of $6,626 resulting in an operation loss for the fiscal quarter of $5,967. The operating loss for the three month period ending June 30, 2011 is a result of general and administrative expense of $688 and professional fees of $5,938. This compares to a loss of $6,752 for the three months ended June 30, 2010.  In both years, the expenses of the Company were for filing compliance while a merger partner was located.  The Company currently has approximately $1,116 of cash on hand and total assets of $4,062,071 with total liabilities of $35,694.

For the six months ended June 30, 2011 the Company had not generated any revenue, had interest income of $1,310 and operating expenses of $17,376 resulting in an operation loss for the fiscal year to date of $16,066. The operating loss for the six month period ending June 30, 2011 is a result of general and administrative expense of $688 and professional fees of $16,688. This compares with a loss of $12,940 in the six months ended June 30, 2010.  In both years, the expenses of the Company were for filing compliance while a merger partner was located.

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

Other information

As of June 30, 2011 FSPM had 75,430,000 shares outstanding.

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

Plan of Operation

We must raise cash to implement our business plan. We will require approximately $120,000 for the next twelve months in order to continue our proposed business.  We have accounts payable of $19,381. We estimate that we will require $12,000 for reporting requirements (bookkeeping, accounting, and filing fees).  If we are unable to secure additional funding within the next three to four months our business will likely fail and any investment made into the Company would be lost in its entirety.

Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of June 30, 2011 we had $1,116 of cash on hand.  We had total liabilities of $35,694.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at June 30, 2011 we had $1,116 cash on hand and liabilities of $35,694.  The Company will require cash injections of approximately $40,000 to enable the Company to meet its anticipated expenses over the next twelve months. Unless we raise additional funds immediately, we will be faced with a working capital deficiency that may result in the failure of our business, resulting in a complete loss of any investment made into the Company.  Our future financial success will be dependent on the success of obtaining capital.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to June 30, 2011 of $57,370. We did not earn any revenues from operations during the aforementioned period.

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

As of the quarter ended June 30, 2011, we have determined that our controls and procedures were not effective for the following reasons:

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

• Representative with Financial Expertise — For the period ending June 30, 2011, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.   RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of the registrant were sold by the registrant during the period covered by the report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report:

10.1	LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

10.1	PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

10.1	INS*	XBRL INSTANCE DOCUMENT

10.1	SCH*	XBRL TAXONOMY EXTENSION SCHEMA

10.1	CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

10.1	DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

*     Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH START PRIVATE MANAGEMENT, INC.
(Registrant)

Date: August 15, 2011	/S/ Dr. Jorge Andrade
Chief Executive Officer, Principal Accounting Officer and Director