Form 10-Q/A
period 2011-06-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2011-11-01
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

INDEX

ITEM 1.	Financial Statements	4

	Balance Sheets as at June 30, 2011 and December 31, 2010	F-1

	Statements of Operations For the three and six months ended June 30, 2011 and 2010 for the period January 28, 2008 (Date of Inception) to June 30, 2011	F-2

	Statement of Shareholders’ Equity (Deficit)	F-3

	Statements of Cash Flows For the three and six months ended June 30, 2011 and 2010 and for the period January 28, 2008 (Date of Inception) to June 30, 2011	F-4

	Notes to the Financial Statements.	F-5-6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 1A.	Risk Factors	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	[REMOVED AND RESERVED]	12

ITEM 5.	Other Information	12

ITEM 6.	Exhibits	12

	SIGNATURES.	14

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Fresh Start Private Management (“FSPM”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

FSPM is a start-up, development stage company, incorporated in the State of Nevada on January 28, 2008 and with a fiscal year end of December 31.

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

On November 22, 2010, the Company entered into an intellectual property license and asset purchase agreement which included an exclusive right to use the Trademark “Fresh Start Private” and Intellectual Property, including written grogram regarding alcohol addiction, alcohol withdrawal, alcohol abuse treatment and alcohol detox rehabilitation. Finalization of the intellectual property license and asset purchase agreement is subject to due diligence by FSPM board members along with audited financial statements from FSP.  FSP currently operates a clinic in Orange County California.

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

FSPM has a new product using an FDA approved drug Naltrexone in the treatment of alcoholism. The Company's research has indicated that demand for its services are high, and that growth in highly marketed segments of the population may be achieved through additional clinic sites.

FSPM's goal is to meet its growth targets through f licensing opportunities by promoting its product and services to existing medical clinics and treatment centers that will be will be charged a franchise fee and a percentage of sales.

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

FRESH START PRIVATE MANAGEMENT, INC.
(Registrant)

Date: October 31, 2011	/S/ Dr. Jorge Andrade
Chief Executive Officer, Principal Accounting Officer and Director