Form 10-Q
period 2011-09-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2011-11-21
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 18, 2011: 75,430,000 common shares with a par value of $0.001 per share.

INDEX

ITEM 1.	Financial Statements	4

	Condensed Balance Sheets as at September 30, 2011 and December 31, 2010	F-1

	Condensed Statements of Operations For the three and nine months ended September 30, 2011 and 2010 for the period January 28, 2008 (Date of Inception) to September 30, 2011	F-2

	Condensed Statement of Shareholders’ Equity (Deficit)	F-3

	Condensed Statements of Cash Flows For the three and nine months ended September 30, 2011 and 2010 and for the period January 28, 2008 (Date of Inception) to September 30, 2011	F-4

	Notes to the Condensed Financial Statements.	F-5-6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	9

ITEM 4.	Controls and Procedures	9

PART 11.	OTHER INFORMATION	11

ITEM 1.	Legal Proceedings	11

ITEM 1A.	Risk Factors	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	[REMOVED AND RESERVED]	12

ITEM 5.	Other Information	12

ITEM 6.	Exhibits	12

	SIGNATURES.	14

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

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30	December 31
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,116	$1,866
Prepaid expense	-	-
Note Receivable	88,000	88,000
Interest receivable	3,045	1,070
Total Current Assets	92,161	90,936

OTHER ASSETS
License	3,970,575	3,970,575
Total Other Assets	3,970,575	3,970,575

TOTAL ASSETS	$4,062,736	$4,061,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$21,981	$19,068
Note payable	16,313	-
Total Current Liabilities	38,294	19,068

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock subscribed	4,070,575	4,070,575
Common stock, $0.001 par value; 200,000,000 shares
authorized, 75,630,000 shares issued and
outstanding at September 30, 2011 and
December 31, 2010, respectively	75,430	75,430
Additional paid-in capital	18,000	18,000
Accumulated deficit	(139,563)	(121,562)
Total Stockholders' Equity	4,024,442	4,042,443

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$4,062,736	$4,061,511

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					Period from
	Three Months	Three Months	Nine Months	Nine Months	January 28,2008
	Ended	Ended	Ended	Ended	(Inception) to
	September 30	September 30	September 30	September 30	September 30
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	-		10,000	1,291	16,814
Professional fees	2,600	5,161	9,063	10,791	31,073
General and administrative expenses	-	93	913	6,111	14,463
Total operating expenses	2,600	5,254	19,976	18,193	62,350

LOSS FROM OPERATIONS	(2,600)	(5,254)	(19,976)	(18,193)	(62,350)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	-
Interest income	665	405	1,975	405	3,045
TOTAL OTHER INCOME (EXPENSES)	665	405	1,975	405	3,045

LOSS BEFORE TAXES	(1,935)	(4,849)	(18,001)	(17,788)	(59,305)

INCOME TAX EXPENSE	-		-

NET LOSS	$(1,935)	$(4,849)	$(18,001)	$(17,788)	$(59,305)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	75,430,000	95,430,000	75,430,000	300,887,875

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Common	Additional		Total
	Common Stock		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity (Deficit)

Common stock issued for cash
at $0.001 per share	400,000,000	$400,000	$-	$-	$(398,000)	$2,000

Common Stock for services
at $0.01 per share	40,000,000	40,000	-	-	(38,000)	2,000
						-
Cancellation of stock issued for						-
services at $0.08 per share	(20,000,000)	(20,000)	-	-	19,000	(1,000)

Common stock issued for cash
at $0.08 per share	5,155,000	5,155	-	-	(3,093)	2,062

Net loss for period ended
December 31, 2008	-	-	-	-	(5,021)	(5,021)

Balance, December 31, 2008	425,155,000	$425,155	$-	$-	$(425,114)	$41

Common stock issued for cash at
$0.08 per share	25,275,000	25,275	-	-	(15,165)	10,110

Net loss for period ended						-
December 31, 2009	-	-	-	-	(13,197)	(13,197)

Balance, December 31, 2009	450,430,000	$450,430	$-	$-	$(453,476)	$(3,046)

Common stock redemption	(355,000,000)	(355,000)	-	-	355,000	-

Common stock issued for subscribed	-	-	100,000	-	-	100,000

Common stock cancelled in lieu of accounts
payable	(20,000,000)	(20,000)	-	18,000	-	(2,000)

Common stock subscribed for license at
$0.70 per share on October 28, 2010	-	-	3,970,575	-	-	3,970,575

						-
Net loss for period ended						-
December 31, 2010	-	-	-	-	(23,086)	(23,086)

Balance, December 31, 2010	75,430,000	$75,430	$4,070,575	$18,000	$(121,562)	$4,042,443

Net loss for period ended						-
September 30, 2011	-	-	-	-	(18,001)	(18,001)

Balance, September 30, 2011 (unaudited)	75,430,000	$75,430	$4,070,575	$18,000	$(139,563)	$4,024,442

FRESH START PRIVATE MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

				Period from
				January 28, 2008
		Nine Months Ended		Through
	September 30		September 30	September 30
	2011		2010	2011
	(unaudited)		(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$(18,001)		(17,788)	$(59,305)
Cancellation of common stock issued for services				1,000
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Decrease (increase) in prepaids	-		2,500	-
Decrease (increase) in accrued interest	(1,975)		(405)	(3,045)
Increase (decrease) in accounts payable	2,913		7,367	19,981
Net cash provided (used) by operating activities	(17,063)		(8,326)	(41,369)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Note receivable	-		(88,000)	(88,000)
Net cash used by investing activities	-		(88,000)	(88,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock	-		100,000	114,352
Proceeds from note payable - related party	-		-	100
Repayment of note payable - related party	-		-	(100)
Proceeds from note payable	16,313		(180)	16,133
Net cash provided by financing activities	16,313		99,820	130,485

Net increase (decrease) in cash and cash equivalents	(750)	-	3,494	1,116

Cash at beginning of period	1,866	#	5,656	-

Cash at end of period	$1,116		$9,150	$1,116

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-		-	$-
Interest paid	-		-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock subscribed for license	$3,970,575		$-	$3,970,575
Cancellation of shares issues for services in lieu of accounts payable	$2,000		$-	$2,000

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit incurred through September 30, 2011.  The Company currently has minimal operations which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 4– CAPITAL STOCK

Common Stock

The shares to be issued for the license agreements listed in Note 3 were not issued as of December 31, 2010 and considered subscribed.   On October 31, 2011, the Company issued these shares in conjunction with the completion of its merger with Fresh Start Private, Inc.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2011 or 2010 and since inception.  As of September 30, 2011 and December 31, 2010 and since inception, the Company had no dilutive potential common shares.

NOTE 5 – SUBSEQUENT EVENTS

On October 31, 2011 , the Company entered into a Share Exchange Agreement by and among (i) Fresh Start Private Management, Inc. (the “Company”), (ii) our former principal stockholder, (iii) Fresh Start Private, Inc. (“FSP”), and (iv) the former shareholders of FSP. Pursuant to the terms of the Exchange Agreement, each of the former shareholders of FSP transferred to us all of their shares of FSP in exchange for the issuance of 37,000,000 shares of our common stock, which represented approximately 33% of our total shares outstanding immediately following the closing of the transaction (such transaction, the “Share Exchange”).   As a result of the Share Exchange, FSP

became our wholly-owned subsidiary. We are now a holding company, which through FSP, engaging in alcohol and drug rehabilitation and treatment

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

On October 31, 2011, we completed a reverse acquisition transaction through a share exchange with FSP whereby we acquired all of the issued and outstanding shares of FSP in exchange for 37,000,000 shares of our common stock, which represented approximately 31.3% of our total shares outstanding immediately following the closing of the Share Exchange.   As a result of the Share Exchange, FSP became our wholly-owned subsidiary.

Three months ended September 30, 2011

For the three months ended September 30, 2011 the Company had not generated any revenue and had interest income of $665 compared to $405 in 2010, a 64% increase.  Operating expenses of $2,600 in 2011 compared to $5,254 in 2010, a 51% decrease, primarily from lower professional fees.   The operating loss for the fiscal quarter of $1,935 compares to an operating loss for the three month period ending September 30, 2010 of $4,849, a decrease of 60% from the reduction of professional fees.

Nine months ended September 30, 2011

For the nine months ended September 30, 2011 the Company had not generated any revenue and had interest income of $1,975 compared to $405 in 2010, a 387% increase due to less than three months interest in 2010.  Operating expenses of $19,976 in 2011 compared to $18,193 in 2010, a 10% increase.  Year to date expenses for compliance with regulatory filings vary from quarter to quarter, but the year to date fees were comparable.   The operating loss for the nine months of $18,001 compares to an operating loss for the nine month period ending September 30, 2010 of $17,788, an increase of 1%.

Liquidity

The Company currently has approximately $1,116 of cash on hand and total assets of $4,062,736 with total liabilities of $38,294.

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

Principal Office

We operate from leased space. Our executive offices are located at 999 North Tustin Avenue, Suite 16, Santa Ana, California 92705, and our telephone number is (714) 541-6100. We lease this property. Our lease was entered into on May 1, 2010 and is for a term of one-year with an annual option to renew at a rate of $1,524.20 per month.

Other information

As of September 30, 2011 FSPM had 75,430,000 shares outstanding.

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

Description of the Property

We do not own any real estate or other physical properties material to our operations.  We operate from leased space. Our executive offices are located at 999 North Tustin Avenue, Suite 16, Santa Ana, California 92705, and our telephone number is (714) 541-6100. We lease this property. Our lease was entered into on May 1, 2010 and is for a term of one-year with an annual option to renew at a rate of $1,524.20 per month.

Plan of Operation

  We have accounts payable of $21,981.  Since incorporation, the Company has financed its operations through minimal initial capitalization and nominal business activity.  As of September 30, 2011 we had $1,116 of cash on hand.  We had total liabilities of $31,668.

The Company will finance its operations from the continuing business of  its subsidiary Fresh Start Private, Inc.  In addition, Fresh Start Private, Inc. has a relationship with a factoring company that enables it to access capital based on the value of its patient receivables.

Fresh Start has a new product using an FDA approved drug Naltrexone in the treatment of alcoholism. The Company's research has indicated that demand for its services are high, and that growth in highly marketed segments of the population may be achieved through additional clinic sites.

Fresh Start Private's goal is to meet its growth targets through opportunities of promoting its product and services to existing medical clinics and treatment centers that will be will be charged a fee and a percentage of sales.

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

Employees

As of the date hereof, we have approximately 5 employees who work full-time. All employees assist with scheduling patients and other administrative tasks. We also contract with 2 doctors who are independent contractors. It is their responsibility to perform the surgeries

Investment Policies

FSPM does not have an investment policy at this time.  On August 5, 2010 the Company invested $88,000 in Fresh Start Private, Inc. a private Nevada Corporation at an interest rate of 3% simple fee with a 2-year term, payable at the end of the term.

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at September 30, 2011 we had $1,116 cash on hand and liabilities of $38,294. The Company anticipates that it will generate sufficient capital to continue its opereations and execute its business objectives through the results of operations of its subsidiary Fresh Start Private, Inc.

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss for the period from the inception of our business on January 28, 2008 to September 30, 2011 of $59,305. We did not earn any revenues from operations during the aforementioned period.

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

Limited Operating History; Need for Additional Capital.

The Company’s operating history is limited to the results of operations of its operating subsidiary Fresh Start Private, Inc.  It is anticipated that the results of operations of Fresh Start Private, Inc. will be sufficient to meet the needs of the Company on a go forward basis.  No additional capital is projected to be required at this time.

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

As of the quarter ended September 30, 2011, we have determined that our controls and procedures were not effective for the following reasons:

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

• Representative with Financial Expertise — For the period ending September 30, 2011, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*     Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH START PRIVATE MANAGEMENT, INC.
(Registrant)

Date: November 21, 2011	/S/ Dr. Jorge Andrade
Chief Executive Officer, Principal Accounting Officer and Director