Form 10-Q/A
period 2011-09-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2012-02-27
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  January 31, 2012: 118,141,938 common shares with a par value of $0.001 per share.

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

Description of the Property

We do not own any real estate or other physical properties material to our operations.  We operate from leased space. Our executive offices are located at 999 North Tustin Avenue, Suite 16, Santa Ana, California 92705, and our telephone number is (714) 541-6100. Fresh Start Private, Inc., a Company controlled by our CEO, leases this property.  The time and services provided to the Company is de minimus. The lease commenced August 1, 2009 and renewed on January 1, 2011, and is for a two year term,

Plan of Operation

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

Competitive Factors

There are many benefits of the Fresh Start Program compared to other traditional alcohol treatments. As the Fresh Start treatment is administered on an out patient basis there is no need for patients to leave their work and family for any extended period of time. With over 5,000 patients successfully treated in the United States and Australia, the Fresh Start team has the experience to handle all alcohol addiction scenarios. The Fresh Start Private program is initially more expensive than many traditional treatment centers, but we feel is less expensive overall in that patients will not need to go through treatment multiple times.

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

Since we have had very minimal business activity, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at September 30, 2011 we had $1,116 cash on hand and liabilities of $38,294. The Company anticipates that it will generate sufficient capital to continue its operations and execute its business objectives through the results of operations of its subsidiary Fresh Start Private, Inc.

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

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As disclosed in subsequent events, we completed our business combination with Fresh Start Private, Inc. on October 31, 2011.  Fresh Start Private, Inc.’s former former bookkeeper, 1040 Tax Gals, LLC, filed suit against us in the Superior Court of California, County of Orange to collect outstanding fees totaling less than $25,000.  FSP has accrued the expense in its September 30, 2011 financial statements but believe there is a disputed amount due and will be defending this lawsuit.

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

FRESH START PRIVATE MANAGEMENT, INC.
(Registrant)

Date: February 24, 2012	/S/ Dr. Jorge Andrade
Chief Executive Officer, Principal Accounting Officer and Director