Form 10-K
period 2011-12-31
FRESH START PRIVATE MANAGEMENT, INC.
filed 2012-05-18
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number 333-153381

FRESH START PRIVATIVE MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

999 N. Tustin Avenue, Suite 16 Santa Ana, California		92705	(714) 541-6100
(Address of principal executive office)		(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

There was no aggregate market value of the voting common stock held by non-affiliates as of June 30, 2011, as our common stock was not publicly traded at that time.

As of May 15, 2012, there were 125,441,938 shares of registrant’s common stock outstanding.

2

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of Fresh Start Private Management, Inc. (“Fresh Start”) and its wholly-owned subsidiary, as follows, collectively referred to as “we”, “us” or the “Company”: Fresh Start Private, Inc., a Nevada corporation (“FSP").

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada.  From inception until we completed our reverse acquisition of FSP, the principal business of the Company originally was to develop “green” renewable fuel sources for agricultural operations, specifically biodiesel.  On July 26, 2010, the Company filed an amendment to its Articles of Incorporation changing its name to Fresh Start Private Management Inc.  During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market.  As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcohol treatment.

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

The share exchange transaction with FSP was treated as a reverse acquisition, with FSP as the acquirer and the Company as the acquired party.  Unless the context suggests otherwise, when we refer in this Report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of FSP.

Business Overview

Through our wholly owned subsidiary, we are an alcohol rehabilitation and treatment center headquartered in Santa Ana, California. We were established in January 2010 and  are currently operating in Santa Ana, California. Our alcohol rehabilitation program consists of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life counseling sessions from specialized counselors.

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital. We offer a unique treatment program and, to date, we have experienced a high rate of success with very few of our clients starting to drink during the first year after the implant is inserted.  The Fresh Start program gives the alcoholic patient a 12 month window of sobriety. Statistics are still being compiled for after the 12 month period, as the program has been in place barely over one year.

Service and Program

We have created an innovative alcohol treatment program that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends. We have been operating for approximately 18 months and have treated over 100 patients since we began operating. Currently, we are treating about 2 to 3 patients per week. This number fluctuates depending on current advertising. We, however, have the capacity to handle 2 to 3 patients per day in the Santa Ana location. The alcohol treatment services costs an average of $44,300 per patient and is typically covered by insurance.  This amount varies due to many factors, the major ones being, type of insurance policy, patients out of network deductibles, besides that we have the service provider expenses, surgery center costs (if not done in the office).   We also will provide services to cash patients at discounted rates to create awareness in the treatment program. After the radio marketing campaign in February 2011, we had considerable more potential patients ready to go through the program but since the Company had limited resources to treat all of the patients we lost the business. The company has fixed those issues which caused us to turn away business and is now able to handle multiple patients.

Treatment Philosophy

Our alcohol treatment program empowers patients to succeed. A detailed description of our treatment philosophy is as follows:

Medical Intervention:   It is essential to significantly reduce a patient’s cravings for alcohol in order to fully break the cycle of addiction.  We have built our program around a state-of-the-art, minimally invasive, biodegradable implant of Naltrexone. Naltrexone is an FDA-approved pharmaceutical used for the treatment of alcoholism. We surgically insert a marble-sized pill under the skin in the lower abdomen. The pill is absorbed into the body and dissolves during the 12-months following the procedure.

Single Focus on Treatment: Unlike many other alcohol treatment programs, we focus entirely on the treatment of alcohol addiction. It is our belief that alcohol addiction should be treated differently from addictions to other substances.  For this reason, our program exclusively treats problems caused by alcohol addiction.

Comprehensive Approach: Alcoholism is a complex disease that needs a program specifically designed to treat the body, the mind, and the spirit of an alcoholic.  We have created a comprehensive recovery program that includes state-of-the-art medical intervention, individually tailored coaching program sessions, rebuilding of the networks of family and friends, and post-treatment continuing care.  Such an approach typically lasts for 12 months from the initial surgical procedure of inserting the Naltrexone pill. We believe that through our comprehensive treatment method, our clients will have the highest possible chances of full recovery from alcohol dependency.

Focus on Family and Friends:   FSP believes attention from family and friends are the most important elements in the treatment of alcohol addiction. We have made family and friends an essential element of our patients’ recovery and ask that they play an important role in both the initial treatment phase and in the long-term recovery process.

Program Description

We offer a comprehensive and highly effective alcohol addiction treatment program. Our proprietary program is designed to offer treatment and healing to both the body and the mind of an addict. Our alcohol rehabilitation program is a two-part program that includes: (i) the insertion of a Naltrexone Implant that is believed to reduce physical cravings of alcohol; and (ii) life counseling that focuses on the mental addiction of alcoholism. The following is a detailed description of our alcohol treatment program.

Naltrexone Implant:   Our unique procedure has reduced physical cravings for numerous patients suffering from alcoholism. Our medical implantation procedure is believed to reduce cravings for alcohol for between 200 and 390 days, during which time we focus on addressing the mental dependence on alcohol. The implant device is a Naltrexone pill that is the size of a marble and inserted via an outpatient surgical procedure into the lower abdomen of the patient. The Naltrexone pill will be absorbed by the body over a 200 to 390 day period and will automatically dissolve and not need to be removed.

All procedures to place the Naltrexone tablet into our patients are conducted at our offices at 999 N. Tustin Avenue, Suite 16, Santa Ana, California 92705. The procedures are completed by doctors that are employed by Start Fresh Alcohol Recovery Clinic, Inc. Pursuant to our services agreement with Start Fresh Alcohol Recovery Clinic, Inc., Start Fresh Alcohol Recovery Clinic, Inc. has agreed to provide us with consultation for insurance patients and assessment to determine if the patient is a candidate for receiving the Naltrexone implant and, if the patient qualifies, to insert the implant into the patients.  As consideration for these services, Start Fresh Alcohol Recovery Clinic, Inc. will receive a payment of $1,400 upon the completion of the procedure and an additional $2,500 upon the insurance claim being processed and paid to us.

A copy of the Start Fresh Agreement for Service is incorporated herein by reference and is filed as Exhibit 10.2 to this Current Report on Form 8-K. The description of the transaction contemplated by such agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated herein by reference.

The Naltrexone implant is manufactured by Trinity Rx Solutions, LLC. We have an exclusive license with Trinity Rx Solutions, LLC for them to provide us with the Naltrexone implant that has been designed for alcoholism. As consideration for this license, we have agreed to issue them 5,672,350 shares of our common stock (which was equal to 7.5% of the total shares outstanding at the time of the execution of the agreement) and a payment of $600 for each prescription requested by us.

A copy of the license agreement with Trinity Rx Solutions, LLC is incorporated herein by reference and is filed as Exhibit 10.3 to this Current Report on Form 8-K. The description of the transaction contemplated by such agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated herein by reference.

The Naltrexone implant is two small tablets that are inserted beneath the skin in the subcutaneous fat located in the lower abdomen. The implant procedure is an outpatient procedure that takes approximately 30 minutes. A local anesthetic is administered when the tablets are implanted and the patient is free to leave the clinic and return to normal activities within a few hours of the procedure. The tablets are biodegradable and will gradually dissolve in the human body. The tablets contain a drug called Naltrexone, which has been shown to block receptors in the brain that crave alcohol. Naltrexone is an FDA approved medication and all patients are required to obtain a prescription for the drug from a medical doctor. The doctors employed by Start Fresh Alcohol Recovery Clinic, Inc. are responsible for evaluating the patients, determining if the patient is a candidate and, if so, writing the prescription. The prescription is then presented to Trinity Rx Solutions, LLC which produces the tablet using Naltrexone as the core ingredient.

Once the tablet is implanted in the patient, they are free to return to work on the next business day and will be contacted by a life coach within the next 2 to 3 days to begin counseling.

Fresh Start Private Counseling:   We provide a coaching program to assist our patients in treating their dependence on alcohol. Within one week of receiving the Naltrexone implant, each patient will be contacted by a life coach/ psychologist and will schedule an initial meeting. This life coach/psychologist will counsel the patient for the next 12 months following the implant to help them cope with and eliminate their dependence on alcohol. We have entered into an Agreement for Services with New Ways, Inc. which is lead by Luis Francisco Guerrero. Pursuant to the New Ways Agreement, New Ways provides life counseling services to our patients. Each of our patients receives eight 1-hour sessions with a certified life therapist. As consideration for these services we have agreed to pay New Ways an amount equal to $80 for every 1-hour session, up to a maximum of eight sessions, with each of our patients.

A copy of the New Ways Agreement for Service is incorporated herein by reference and is filed as Exhibit 10.4 to on Form 8-K./A filed on February 9, 2012 The description of the transaction contemplated by such agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated herein by reference.

As part of the life counseling services, our clinical psychologists focus on bringing family and friends into the recovery process. This provides emotional support for our patients and allows them to understand that they have people that care for them and want them to remain sober.

The final part of the life counseling is remaining in contact with our patients after the 12 month period of direct counseling is over. We remain in contact with our patients after the procedure and life coaching is completed to ensure that our clients maintain their sobriety and remain fully committed to sober living.

Marketing Strategy

We have and will continue to use a variety of advertising channels to increase our exposure and awareness to prospective patients. In addition to word of mouth patients, we are focusing advertising on the radio, television and via the internet.

On February 1, 2011, we entered into an Advertising Agreement with Clear Channel Broadcasting. Pursuant to the agreement, Clear Channel has agreed to promote the Fresh Start alcohol rehabilitation clinic by advertising through radio, Internet and/or other suitable mediums. As consideration for this service, we have paid Clear Channel a fee of $5,000 for costs and expenses and an additional $3,000 for cash patients and $6,000 for insured patients that they have successfully referred to our clinic through their advertisements. To date, we have paid Clear Channel a total of $156,000 and they have referred us 33 patients.

A copy of the Advertising Agreement is incorporated herein by reference and is filed as Exhibit 10.5 to this Current Report on Form 8-K. The description of the transaction contemplated by such agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated herein by reference.

Competition

We offer a unique, proprietary treatment plan for alcoholics. However, there are many services and clinics that already provide support for alcoholics. There are rehabilitation and treatment centers within close proximity to our offices that provide alcohol addiction treatment and detoxification services. Some of these centers are also much cheaper and some offer free support for alcoholics. This puts us at a competitive disadvantage. We, however, hope to distinguish ourselves from our competition by proving that our product is successful and our success rate is much higher than our competitors.

The following is a detailed description of leading rehabilitation service providers in and around our current area of operations:

Passages:   a treatment center for people with addiction problems.  Located in Malibu, California, Passages is run by a father-son team of treatment specialists. It offers a unique philosophy and treatment method, utilizing one-on-one therapy sessions.  Passages provides clients with over 100 hours of attention by the end of their month long stay. However, Passages has received scrutiny for its unconventional methods.  Portions of Passages philosophy run counter to the majority of scientific research into addiction.  These aspects of Passages’ philosophy include denial of addiction as a disease, and an elimination of the 12-step method.

Cliffside:   a personalized alcohol and drug rehabilitation provider located in Malibu, California. It employs a range of traditional and alternative treatments including personal, group, and family counseling, herbology, massage, yoga, and acupuncture.  Cliffside offers treatment for alcohol, cocaine, heroin, pharmaceuticals, and methamphetamine addiction along with interventions, drug rehab, opiates detox, and treatment for depression and eating disorders. On the other hand, Cliffside is one of the “luxury” addiction treatment centers located in Malibu, and charges large fees for its services.

Growth Strategy

We have developed a procedure that we believe it helps patients battle their mental and physical addiction to alcohol. We are currently operating in Santa Ana, California and market in the surrounding Orange County area.  We are currently considering other locations in the United States and expect to use proceeds from the sale of stock to expand to these locations once we deem them viable..

Intellectual Property

We do not own any intellectual property, patents or trademarks.

Government Regulation and Approvals

We are an outpatient service center and perform minor surgery to implant the Naltrexone pill. All procedures need to be completed by a physician or a company owned by a physician. Start Fresh Alcohol Recovery Clinic, Inc. is owned by Dr. Lucien Alexandre, M.D. and Start Fresh Alcohol Recovery Clinic, Inc. performs all the surgical procedures.

The Naltrexone implant does not need any approval because Naltrexone is already an FDA approved medication. Once the physician writes a prescription for Naltrexone, a pharmacist can put it into a compounded form and then administer the medication.

Other than this, we are not aware of any other governmental regulations or approvals for any of our products.

Employees

As of the date hereof, we have approximately 5 full-time consultants. All consultants assist with scheduling patients and other administrative tasks. We also contract with 2 doctors who are independent contractors. It is their responsibility to perform the surgeries.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to the Company’s Business

The effects of the recent global economic slowdown may continue to have a negative impact on our business, results of operations or financial condition.

The recent global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce our service fees. If the global economic slowdown continues for a significant period or continues to worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

We cannot assure you that our growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

One of our strategies is to open more clinical treatment centers and use a variety of advertising channels to increase our exposure among prospective patients. We cannot assure you that we will be able to successfully overcome the obstacles and successfully open more treatment centers. Our inability to implement these growth strategies successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to expand our services to new locations and would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding oversees, primarily from Australia, where officers have performed services in the past) and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the units. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Need for additional employees.

Our future success also depends upon our continuing ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industries is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

Our future success is dependent, in part, on the performance and continued service of Dr. Jorge Andrade Jr., our chief executive officer, chief financial officer and director, and Neil Muller, our president and director. Without their continued service, we may be forced to interrupt or eventually cease our operations.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Dr. Jorge Andrade Jr., our chief executive officer, chief financial officer and director, and Neil Muller, our president and director. Without their continued service, we may be forced to interrupt or eventually cease our operations. The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

We may incur significant costs to be a public company to ensure compliance with U.S corporate governance and accounting requirements and we may not be able to absorb such costs.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. Securities Laws.

Our   management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has little experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining of internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Our officers and directors have significant control over shareholder matters and the minority shareholders will have little or no control over our affairs.

Our officers and directors currently owns approximately 16.5% of our outstanding common stock and has significant control over shareholder matters, such as election of directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

Risks Relating to Our Securities

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may results in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of ordinary shares outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our ordinary shares. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We have never declared or paid any cash dividends or distributions on our capital stock. And we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Although our common stock is quoted on the OTC BB, our shares of common stock are very thinly traded, and the price of our common stock, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business.  As a result holders of our securities may not find purchasers our securities should they to sell securities held by them.  Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

If a more active market should develop, the price of our shares of common stock may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in our securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

We expect to apply for listing of our common stock on a senior exchange, however, there can be no guarantee that such listing shall be achieved at any time.

 We may be subject to the penny stock rules which will make shares of our common stock more difficult to sell.

We may be subject now and in the future to the Commission’s “penny stock” rules if our shares of common stock sell below $5.00 per share.  Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2 – PROPERTIES

 We do not own any real estate or other physical properties material to our operations.  We operate from leased space. Our executive offices are located at 999 North Tustin Avenue, Suite 16, Santa Ana, California 92705, and our telephone number is (714) 541-6100. We lease this property. Our lease commenced effective January 1, 2011 for a term of two years.  Upon expiration of the lease, the tenancy becomes month to month on terms agreeable between the parties.  The base rent is $3,312 per month with a 5% increase per year.”

ITEM 3 - LEGAL PROCEEDINGS

On August 5, 2011, our former bookkeeper, 1040 Tax Gals, LLC, filed suit against us in the Superior Court of California, County of Orange to collect outstanding fees totaling less than $25,000.  We have accrued the expense in our December 31, 2011 financial statements but believe there is a disputed amount due and will be defending this lawsuit through the appeals process.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been approved for quotation on The OTC Bulletin Board under the symbol “CEYY.”  The Company stock began trading on August 30, 2010.  The table below sets forth the high and low bid prices for our common stock for the period indicated as reported on the OTCBB website.

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2011	0.058	0.01
September 30, 2011	0.12	0.031
June 30, 2011	0.49	0.055
March 31, 2011	0.365	0.149
December 31, 2010	0.81	0.021
September 30, 2010	0.95	0.27

As of May 15, 2012, 125,441,938 shares of our common stock were issued and outstanding.

Holders

As of May 15, 2012, there were approximately 17 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

On October 31, 2011, we issued 37,000,000 shares of our common stock to the shareholders FSP in exchange for 100% of the outstanding shares of common stock of FSP.  The shares were issued to accredited investors pursuant to Rule 506 of Regulation D or non-U.S. Persons pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to us could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Business Overview

Through our wholly owned subsidiary, we are an alcohol rehabilitation and treatment center headquartered in Santa Ana, California. We were established in January 2010 and currently operating in Santa Ana, California. Our alcohol rehabilitation program consists of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life counseling sessions from specialized counselors.

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital. We offer a unique treatment program and, to date, we have experienced a high rate of success with very few of our clinics starting to drink during the first year after the implant is inserted.  The Fresh Start program gives the alcoholic a 12 month window of sobriety. Statistics are still being compiled for after the 12 month period, as the program has been in place barely over one year.

Recent Developments

Reverse Acquisition of FSP

On October 31, 2011, we completed a reverse acquisition transaction through a share exchange with the shareholders of FSP whereby we acquired all of the issued and outstanding shares of FSP in exchange for 37,000,000 shares of our common stock, which represented approximately 31.3% of our total shares outstanding immediately following the closing of the transaction.  As a result of the reverse acquisition, FSP became our wholly owned subsidiary and the former shareholders of FSP became our controlling stockholders. The share exchange transaction with FSP was treated as a reverse acquisition, with FSP as the acquirer and the Company as the acquired party.

FSP was incorporated under the laws of the State of Nevada on July 8, 2009.  FSP is an existing alcohol treatment center headquartered in Santa Ana, California, with clinical operations in California. It was established in January 2010, and is currently seeking funding in order to being expansion to locations across the United States.  Future locations are yet unidentified and costs of expansion will vary as the cost of facilities, licensing, and qualified personnel vary greatly in areas outside of California.  The current focus of the Company is on the California clinic and the completion of the registration of stock with the Securities and Exchange Commission.  Costs of expansion will be reviewed in detail once that process is complete.  FSP has developed a unique alcohol treatment philosophy that provides alcoholics with the comprehensive treatment and rehabilitation they need.  FSP is committed to continuing to provide excellent rehabilitation services to clients nationwide as it expands its network of clinics.

 Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	2011	2010
Net Sales	$771,762	$144,400
Cost of Sales	400,414	156,219
Gross Profit (Loss)	371,348	(11,819)
Total Operating Expenses	714,874	141,701
Net Interest Expense	65,440	1,070
Net Loss	$(408,967)	$(154,590)

Year Ended December 31, 2011  Compared with Year Ended December 31, 2010

Sales

Sales for the year ended December 31, 2011 were $771,762, compared with $144,400 for the year ended December 31, 2010, reflecting an increase of 434%.  Advertising promoting the services of the Company for the year ended December 31 and 2010 were $270,820 and $3,259, respectively, reflecting an increase of 5,172%.

The increase in revenues is directly related to an advertising contract that resulted in a significant increase in patients.  Under the agreement, the contractor is compensated per patient enrolment, directly increasing revenues.

Cost of Sales

Cost of sales for the year ended December 31, 2011 were $400,414 compared with $156,219 for the year ended December 31, 2010, reflecting an increase of 156%.  The increase in cost of sales is directly related to the increase in costs associated with revenue earned for this period.  For 2011, the Company has included additional direct and indirect costs in the generation of sales.

Gross Profit

Gross profit percentage for the year ended December 31, 2011 was 48.1% compared to (8.2)% for the year ended December 31, 2010.  The gross profit percentage increase reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired through the advertising contract that have a higher patient fee while incurring the same medical and therapist costs.

Total Expenses

Total expenses for the year ended December 31, 2011 and 2010 were $714,874 and $141,701 reflecting an increase of 404%.  Specifically, comparing the year ended December 31, 2011 to December 31, 2010, consulting fees increased from $13,240 to $146,257, accounting fees increased from $14,680 to $49,473, outside services increased from $52,167 to $215,067, advertising from $3,259 to $270,820, and rent increased from $15,917 to $36,859.  The increases were due to the support of the increased activity executing its business plan and the consulting and accounting fees incurred in preparation for the merger with Fresh Start Private Management, Inc. and the audit of the 2010 financial statements.  As mentioned above, the advertising increase was from the execution of the advertising contract that directly resulted in additional patients being serviced by the Company.

Net loss

For the year ended December 31, 2011, the Company experienced a loss of $408,967 compared with a net loss of $154,590 for the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of approximately $1,657. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2011	2010
Net cash (used in) operating activities	$(129,290)	$(114,337)
Net cash used in investing activities	(4,169)	(21,213)
Net cash provided by financing activities	127,988	114,759
Net decrease in cash and cash equivalents	(5,471)	(20,791)
Cash and cash equivalents, beginning of period	7,128	27,919
Cash and cash equivalents, end of period	$1,657	$7,128

Currently we have no material commitments for capital expenditures as of the end of the year ending December 31, 2011. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2011, the company started accepting insurance payments for patient services.  To accelerate cash flows, we have initially factored some receivables as collection from insurance can take extended periods of time.  We believe that by factoring the receivables from the insurance companies and by raising additional capital that sufficient cash flows can be maintained while the Company grows its revenue base. New patients acquired through the advertising contract are expected to provide sufficient revenues to maintain the operations of the Company.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Net cash flow from operating activities

Net Cash used in operating activities increased by $14,953 for the year ended December 31, 2011 compared to 2010 due to the Company expanding operations and increased operating expenses.

Net cash flow from investing activities

Net cash used in investing activities decreased by $16,144 for the year ended December 31, 2011 compared to of 2010 due to fewer new fixed assets being purchased and payment of long term deposits.

Net cash flow from financing activities

Net cash provided by financing activities increased by $13,229 for the year ended December 31, 2011 compared to 2010 due to increased proceeds from short-term loan from related parties.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2011 and December 31, 2010, the Company has a working capital deficit of $499,688 and $88,438, and an accumulated deficit of $712,784 and $209,714.  The Company has increased revenues through the advertising contract and feels it will be able to meet its obligation.  If the current expansion is not sustained, we will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing.  There can be no assurance that the Company will be successful in these situations in order to continue as a going concern.  The Company is funding its operations by operations and with some shareholder advances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

Revenues are recorded during the period services are provided.  Under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 954-605 “Health Care Entities, Revenue Recognition,” the company records non-insurance revenues at full value when earned and “net service revenue” at 50% of the revenue billed to third party payers, allowing for a difference between billed amounts and expected collections from those third party payers.  Counseling services may be contracted for an extended period of time up to one year after the implant procedure.  Revenue for counseling sessions is deferred until such sessions occur and recognized as earned at that time.

Advertising

Advertising costs are expensed as incurred.  As of September 30, 2011 and 2010, $270,820 and $3,259 advertising costs have been incurred.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Equipment

Equipment, leasehold improvements, and additions thereto are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable property generally five to seven years for assets purchased new and two to three years for assets purchased used.  Leasehold improvements are amortized over the shorter of the lease term or the estimated lives.  Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions.  Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized.  Fully depreciated assets are retained in equipment and accumulated depreciation accounts until retirement or disposal.  Upon retirement or disposal of an asset, the cost and related accumulated depreciation are removed, and any resulting gain or loss, net of proceeds, is credited or charged to operations.

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

Income per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive income per share reflects the potential dilution of securities that could share in the income of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic income per share.

Stock-Based Compensation

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESH START PRIVATE MANAGEMENT INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

of Fresh Start Private Management, Inc.,

We have audited the accompanying consolidated balance sheet of Fresh Start Private Management, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Fresh Start Private Management, Inc. at December 31, 2010, were audited by other auditors whose report there on dated April 11, 2011 expressed a going concern opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Start Private Management, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wilson Morgan LLP

/s/Wilson Morgan LLP

Irvine, California

May 17, 2012

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash	$ 1,657	$ 7,128
Accounts receivable, net	528,769	-
Prepaid expenses	4,195	-
Total current assets	534,621	7,128

Property and equipment, net	6,510	4,304

Other assets:
Licensing agreement	3,970,575	-
Deposits	2,278	490

Total assets	$ 4,513,984	$ 11,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 631,461	12,000
Due to factor	200,956	-
Deferred revenue	-	6,500
Notes payable, related party	191,892	77,066
Total current liabilities	1,024,309	95,566

Long term debt
Note payable, related party	-	89,070
Total liabilities	1,024,309	184,636

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized, 118,141,938 and 37,000,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	118,142	37,000
Common stock subscribed	100,000	-
Additional paid in capital	3,984,317	-
Deficit	(712,784)	(209,714)
Total stockholders' equity (deficit)	3,489,675	(172,714)

Total liabilities and stockholders' equity (deficit)	$ 4,513,984	$ 11,922

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010
Sales, net	$ 771,762	$ 144,400
Cost of sales	400,414	156,219

Gross profit (loss)	371,348	(11,819)

Operating expenses:
Selling, general and administrative	712,683	119,948
Depreciation and amortization	2,191	21,753
Total operating expenses	714,874	141,701

Net loss from operations	(343,527)	(153,520)

Other income (expenses):
Interest, net	(65,440)	(1,070)

Net loss before income taxes	(408,967)	(154,590)

Income taxes (benefit)	-	-

Net loss	$ (408,967)	$ (154,590)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding, basic and diluted	50,556,418	37,000,000

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 2011

				Additional
	Common stock		Common stock	Paid in	Retained earnings
	Shares	Amount	Subscribed	Capital	(deficit)	Total
Balance, January 1, 2010 as adjusted for the recapitalization	37,000,000	$ 37,000	$ -	$ -	$ (55,124)	$ (18,124)
Net loss	-	-	-	-	(154,590)	(154,590)
Balance, December 31, 2010	37,000,000	37,000	-	-	(209,714)	(172,714)
Common stock issued in connection with the share exchange transaction and effect of recapitalization	75,469,688	75,470	100,000	-	(94,103)	81,367
Common stock issued in settlement of acquired license	5,672,250	5,672	-	3,964,903	-	3,970,575
Contributed capital	-	-	-	19,414	-	19,414
Net loss	-	-	-	-	(408,967)	(408,967)
Balance, December 31, 2011	118,141,938	$ 118,142	$ 100,000	$ 3,984,317	$ (712,784)	$ 3,489,675

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (408,967)	$ (154,590)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	1,291	21,753
Contributed capital	19,414	-
Changes in operating assets and liabilities:
Accounts receivable	(528,769)	-
Prepaid expenses	(4,195)	-
Accounts payable and accrued expenses	597,480	12,000
Due to factor	200,956	-
Deferred revenue	(6,500)	6,500
Net cash used in operating activities	(129,290)	(114,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired with acquisition	1,116	-
Purchase of property and equipment	(3,497)	(21,213)
Payment of long term deposit	(2,278)	-
Net cash used in investing activities	(4,169)	(21,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of capital stock	-	16,000
Net proceeds from notes payable, related party	127,988	98,759
Net cash provided by financing activities	127,988	114,759

Net increase (decrease) in cash	(5,471)	(20,791)
Cash, beginning of the period	7,128	27,919

Cash, end of period	$ 1,657	$ 7,128

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -
Non-cash transactions: Acquisition of licensing agreement	$ 3,970,575	$ -

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 –BUSINESS AND RECAPITALIZATION

Fresh Start Private Management, Inc. through its wholly owned subsidiary Fresh Start Private, Inc. provides an innovative alcohol treatment program that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends.

On October 31, 2011 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Fresh Start Private Management, Inc. (the “Company”), (ii) our former principal stockholder, (iii) Fresh Start Private, Inc. (“FSP”), and (iv) the former shareholders of FSP. Pursuant to the terms of the Exchange Agreement, each of the former shareholders of FSP transferred to us all of their shares of FSP in exchange for the issuance of 37,000,000 shares of our common stock, which represented approximately 31.3% of our total shares outstanding immediately following the closing of the transaction (such transaction, the “Share Exchange”).   As a result of the Share Exchange, FSP became our wholly-owned subsidiary. We are now a holding company, which through FSP, is now engaged in alcohol treatment. Upon completion of the Share Exchange, Fresh Start Private, Inc. became Fresh Start Private Management Inc.'s wholly-owned subsidiary. As the owners and management of Fresh Start Private, Inc. obtained voting and operating control of Fresh Start Private Management, Inc. after the Share Exchange and Fresh Start Private Management Inc. was non-operating, had no assets or liabilities and did not meet the definition of a business, the transaction has been accounted for as a recapitalization of Fresh Start Private, Inc., accompanied by the issuance of its common stock for outstanding common stock of Fresh Start Management Inc., which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred  on July 8, 2009 (inception date) and accordingly all share and per share amounts have been adjusted.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial statements include the accounts of Fresh Start Private Management, Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the “Company” or “Fresh Start”). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recorded during the period services are provided.  Under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 954-605 “Health Care Entities, Revenue Recognition,” the company records non-insurance revenues at full value when earned and “net service revenue” at 50% of the revenue billed to third party payers, allowing for a difference between billed amounts and expected collections from those third party payers.  Counseling services may be contracted for an extended period of time up to one year after the implant procedure.  Revenue for counseling sessions is deferred until such sessions occur and recognized as earned at that time.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at December 31, 2011  and 2010 the allowance for doubtful accounts was $486,285 and $0, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is five years for furniture and all other equipment. Expenditures for maintenance and repairs are expensed as incurred.

Comprehensive Income

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company does not have any items of comprehensive income in any of the years presented.

 Net (loss) income  per share

The Company accounts for net (loss) income per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of any potentially issuable common shares.  Diluted net (loss) income share is calculated by including any potentially dilutive share issuances in the denominator.  As of December 31, 2011 and 2010, the Company did not have any potentially issuable common shares.

Stock based compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.  The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

As of December 31, 2011 and 2010, the Company did not have any options outstanding to purchase shares of common stock.

Concentrations of Credit Risk

The Company’s consolidated financial instrument that is exposed to a concentration of credit risk is cash equivalents.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash and cash equivalents in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2011 and 2010, the Company has not recorded any unrecognized tax benefits.

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $270,820 and $3,259 as advertising costs for the years ended December 31, 2011 and 2010, respectively.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $712,784 working capital deficiency of $489,688 and negative cash flow from operations of $128,390 at December 31, 2011 which raises substantial doubt about the Company’s ability to continue as a going concern.

Continuation as a going concern is dependent upon obtaining additional capital and upon the Company’s attaining profitable operations. The Company will require a substantial amount of additional funds to build a sales and marketing organization, and to fund additional losses which the Company expects to incur over the next few years.  The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2011 and 2010:

	2011	2010
Office equipment	$9,229	$5,732
Computer equipment	509	509
Leasehold improvements	20,014	20,014
	29,752	26,255
Less accumulated depreciation	(23,242)	(21,951)
	$6,510	$4,304

Depreciation expense charged to operations amounted to approximately $2,191 and $21,800, respectively, for the years ended December 31, 2011 and 2010.

NOTE 5– LICENSING RIGHTS

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

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

During the year ended December 31, 2011 the Company management performed an evaluation of its intangible assets (licensing rights) for purposes of determining the implied fair value of the assets at December 31, 2011. The test indicated that the recorded remaining book value of its licensing rights did not exceed its fair value for the year ended December 31, 2011, as determined by discounted future cash flows.   Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

NOTE 6– NOTES PAYABLE-RELATED PARTY

As of December 31, 2011 and  2010, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest

On August 5, 2010, the Company's subsidiary issued an $88,000 promissory note to the Company.  Further, the Company's subsidiary has signed an Asset Purchase Agreement with the Company. In connection with the reverse acquisition, it is considered eliminated as part of the consolidation process. The promissory note is payable, with interest at 3% and due on August 5, 2012.  As of December 31, 2011, the Company accrued interest amounting to $3,045.

NOTE 7– STOCKHOLDERS' EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of December 31, 2011 and 2010, the Company had 118,141,938 shares and 37,000,000 shares of common stock issued and outstanding.

On November 2, 2011, the Company issued 5,672,250 shares of its common stock to acquire licensing rights.  See note 5 above.

NOTE 8– RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Terranautical Global Investments (“TGI”).  TGI is a company controlled by Jorge Andrade that provides consulting services to the Company.  There is no formal agreement between the parties and is on a month to month basis.  The remuneration ranges between $5,000 and $10,000 per month depending on the services provided.  As of December 31, 2011 and December 31, 2010, TGI was paid $33,500 and $6,000 as consulting fees.  As of December 31, 2011, there was an unpaid balance of $54,725.

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”).  PARS is a Company controlled by Neil Muller that provides consulting services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month.  As at December 31, 2011, $50,600 in consulting fees and $10,298 in reimbursement of expenses and $6,090 and for December 31, 2010, was paid as consulting fees.  As of December 31, 2011, there was an unpaid balance of $51,418.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company. As of December 31, 2011 and December 31, 2010, $4,000 and $0 were paid in consulting fees.

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Jorge Andrade was paid a consulting fee of $2,500 for the year ended December 31, 2011.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company's lease commenced effective January 1, 2011 for a term of two years.  Upon expiration of the lease, the tenancy becomes month to month on terms agreeable between the parties.  The base rent is $3,312 per month with a 5% increase per year.

Guarantor-Factoring Agreement

August 1, 2011, Start Fresh Alcohol Recovery Clinic Inc. (the “Clinic”) entered into an agreement with a factoring company to provide a debt facility secured against the approved insurance clients of the Company.  The agreement is for one year, for a maximum facility of $500,000.  The facility bears a Funding fee equal to the greater of (i) the prime rate of interest plus 6.5% multiplied by the outstanding facility position, calculated monthly and (ii) $4,500 and a Collateral Management Fee equal to 1% of the factored accounts receivable.  If both fees are less than $6,000 per month, then the combined fee is $6,000.  Up to October 31, 2011, the aforementioned fees are capped at 50% of the greater amount. Additionally the Company is responsible for monthly maintenance fees of $350 per month and an origination fee of 3% of the facility cap or $15,000.   The Company is guarantor for this facility.  The security for the facility has been provided by way of a security interest against the receivables of the Clinic, a general security assignment over all of the assets of the Clinic and the Company and personal guarantees of two of the Company’s directors.  As of December 31,  2011, the Clinic had drawn $200,956 of the facility.

Consulting agreements

On February 1, 2011, the Company entered into an agreement with a national advertising company to provide advertising services.  The value of these services is based on the geographic area of the advertising campaign, the demographics of the area and the frequency of the advertising elements undertaken in the prior month.  The term of the agreement is for one year.

On January 15, 2011 the Company’s target public company, Fresh Start Private Management Inc. entered into an agreement with an international investor relations firm to provide investor relation services.  The term of the agreement was for one year.  The remuneration for their services was for $10,000 per month until July 2011 and $20,000 per month thereafter.  The Company agreed to cover the cost of these services.  As of August 2011, this agreement has been cancelled.

On June 1, 2011 the Company entered into a services agreement with Start Fresh Alcohol Recovery Clinic Inc.  This clinic agrees to provide the implant procedures for the Company in return for a fee.    In return, the Company agrees to provide all management and accounting services for the clinic.   The agreement is effective until canceled by the Company.

NOTE 10 - LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended December 31, 2011 and 2010:

	2011	2010
Net loss available for common shareholders	$(408,967)	$(154,590)
Loss per share (basic and assuming dilution)	$(0.01)	$(0.00)

Weighted average common shares outstanding
Basic	50,556,418	37,000,000
Fully diluted	50,556,418	37,000,000

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

NOTE 11 - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $700,000, expiring in the fiscal year 2031, that may be used to offset future taxable income. The Company has not filed its income tax returns since fiscal year ended December 31, 2011, and therefore has not been able to estimate its net operating loss carry forwards for tax purposes as of December 31, 2011. The Company has provided a valuation reserve against the full amount of any net operating loss benefit and will be also for against the net operating losses to be determined for years subsequent to fiscal year ended December 31, 2011, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

 The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2011 and 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May XX, 2012, the date the financial statements were available to be issued, and has determined that there are no other events to disclose other than the following:

Promissory notes issued:

Subsequent to December 31, 2011 the Company issued the following promissory notes as follows:

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Promissory note, $150,000, bearing interest at 20% and repayable on the anniversary date of April 3, 2013 together with 1,000,000 common shares of the Company, secured by accounts receivable of the Company.

Promissory note, $11,325, bearing interest at 20% per annum and repayable at any time on or before June 5, 2012 together with100,000 common shares of the Company.

Promissory note, $11,325, bearing interest at 20% per annum and repayable anytime on or before June 5, 2012 together with 100,000 common shares of the Company.

Early repayment of the above notes is granted but the full annual amount of interest is due.

Repurchase of Company common stock:

On March 19, 2012, the Company entered into an agreement to re-purchase 27,000,000 shares of its common stock from a shareholder for $75,000.

Subsequent issuances of common stock:

In 2012, the Company issued an aggregate of 4,600,000 shares of its common stock for consulting services valued at $12,778.  In addition, the Company issued 2,700,000 shares of its common stock as payment of interest of $7,500.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On February 7, 2012, we dismissed Kyle L. Tingle CPA, LLC as its independent registered public account firm for Fresh Start Private Management Inc and dismissed Chang G Park, CPAs, as its independent registered public account firm of Fresh Start Private, Inc. On the same date, the accounting firm of Wilson Morgan LLP was engaged as the Registrant’s new independent registered public accounting firm.

None of the reports of Kyle L. Tingle CPA, LLC on the financial statements of Fresh Start Private Management, Inc. for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal years ended December 31, 2010 and 2009 a going concern qualification in the registrant's audited financial statements. We have had no disagreements with Kyle L. Tingle CPA, LLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Kyle L. Tingle CPA, LLC satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

None of the reports of Chang G Park, CPAs on the financial statements of Fresh Start Private, Inc. for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 8-K for the fiscal years ended December 31, 2010 and 2009 a going concern qualification in the registrant's audited financial statements. We have had no disagreements with Chang G Park, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Chang G Park, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On February 7, 2011, we engaged Wilson Morgan LLP as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Wilson Morgan LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

We did not have sufficient personnel in our accounting and financial reporting functions. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives, including a Controller, in the second quarter of 2012, to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside accounting consultant to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer and a bookkeeper, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Effective October 31, 2011, we entered into a reverse merger transaction, pursuant to which our sole officer and director resigned, and new officers and directors were appointed. Other than the change in the officers and the board of directors, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011 for the reasons discussed above.

This annual report does not include an attestation report by Wilson Morgan LLP, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of May 15, 2012 are set forth below:

Name	Age	Positions
Dr. Jorge Andrade Jr. , CEO, Treasurer, Principal Executive Officer, Principal Financial Officer, Secretary and Principal Accounting Officer since November 22, 2010 CEO, CEO, President and Secretary of Fresh Start Private since July 9, 2009	40	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Neil Muller President since November 22, 2010; Treasurer of Fresh Start Private since July 9, 2009	51	President and Director

Dr, Jorge Andrade Jr., Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Dr. Jorge Andrade Jr. is founder, CEO and President of West Coast Consulting Inc. since 2004. Dr. Andrade is a Licensed Medical Interpreter, and co-founder of TM Cube Medical LLC. Dr. Andrade has exceptional knowledge of starting, building and managing small businesses.

He is a recognized specialist in implementing systems for small businesses day to day. Dr. Andrade is bilingual and fluent in both Spanish and English; he served on a Health Advisory Board for the Long Beach Head Start Program. As a President of West Consulting Inc., he supervisors and manages the interpreting department for Core Medical Management Inc., Pro – Legal Services Inc., and manages the day to day operations of Colgate’s, BSBF.  Dr. Andrade estimates that approximately 80% of his time is spent with Fresh Start Private, Inc, 10% with West Coast Consulting, Inc. and 10% with Terranautical Global Investments, a firm controlled by Dr. Andrade for marketing services.

Neil Muller, President and Director

Mr. Neil Muller has more than 20 years experience in the field of property development, commercial and residential sales and business management. Neil graduated with   his bachelor degree in business management at Sydney University.

For the last 5 years Mr. Muller has been developing and working with Fresh Start Private Australia alcohol recovery program.  Dr. Muller estimates that approximately 80% of his time is spent with Fresh Start Private, Inc. and 20% with Premier Aftercare Recovery Services, a firm controlled by Dr. Muller for care subsequent to completion of a recovery program.

Employment Agreements

We currently do not have employment agreement with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors.  As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Owner Reporting Compliance

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Ethics but expect to adopt a Code of Ethics and will require that each employee abide by the terms of such Code of Ethics.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2011 and 2010.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)
Michael Cetrone, President through November 22, 2010	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Neil Muller, President since November 22, 2010; Treasurer of Fresh Start Private since July 9, 2009	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Dr. Jorge Andrade,  CEO, Treasurer,  Principal Executive Officer, Principal Financial Officer, Secretary and Principal Accounting Officer since November 22, 2010

CEO, CEO, President and Secretary  of Fresh Start Private since July 9, 2009

	2011 20109	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the period ended December 31, 2011. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2011.

Option Grants

We had no outstanding equity awards as of the end of fiscal 2011.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during fiscal 2011 by the named executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2010 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We do not have employment agreement with our officers and directors.

Director Compensation

We have not compensated our Directors during fiscal 2011.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 999 North Tustin Avenue, Suite 16, Santa Ana, California 92705.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Dr. Jorge Andrade Jr.	10,500,000	8.9%
Common Stock	Neil Muller	9,000,000	7.6%
All directors and executive officers as a group (2 persons)		19,500,000	16.5%

Common Stock	Michael Cetrone	45,000,000	38.1%
	1001 Boundary Road Elk, Washington 99009

Common Stock	Trinity Rx Solutions, LLC 217-21 Rockaway Point Blvd. Breezy Point, New York 11697	5,672,250	4.8%

(1) As of October 31, 2011 immediately after the closing of acquisition of FSP, we have 118,141,938 shares of common stock outstanding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 22, 2010, the Company entered into an intellectual property license and asset purchase agreement with Fresh Start Private, Inc. a Nevada corporation (the “Transaction”) which has subsequently been terminated. In consideration of the license the Company agreed to issue 16,000,000 shares of common stock at the market value of $0.77 per share as of the date of the agreement.  Total value of the license is recorded as $12,320,000. Dr. Jorge Andrade Jr., the Company’s CEO and Director, and Mr. Neil Muller, the Company’s President and Director are directors of and shareholders of Fresh Start Private, Inc. Mr. Muller owns 2,000,000 common shares of Fresh Start Private, Inc., therefore Mr. Muller’s interest in the Transaction is approximately $1,540,000. Dr. Andrade owns 1,000,000 common shares of Fresh Start Private, Inc. therefore Dr. Andrade’s interest in the Transaction is approximately $770,000. None of the 16,000,000 shares were issued. On October 31, 2011, we entered into the Termination Agreement pursuant to which such license agreement shall be deemed null and void.

As of December 31, 2011 and 2010, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest.

	2011	2010
Jorge Andrade	$103,820	$53,784
Neil Muller	71,759	23,282
	$175,579	$77,066

Consulting agreement with Terranautical Global Investments (“TGI”).  TGI is a company controlled by Neil Muller that provides marketing services to the Company.  Once the business plan is fully implemented, the marketing services will be outsourced to unrelated entities to avoid any perceived conflict of interest in the future. There is no formal agreement between the parties and is on a month to month basis.  The remuneration ranges between $5,000 and $10,000 per month depending on the services provided.  As of December 31 and  2010, TGI was paid $33,500 and $6,000 as consulting fees.  As of December 31, 2011, there was an unpaid balance of $54,725.

Consulting agreement with Premier Aftercare Recovery Service, (“PARS”).  PARS is a Company controlled by Neil Muller that provides after care follow up services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month.  Once the business plan is fully implemented, the after care services will be outsourced to unrelated entities to avoid any perceived conflict of interest in the future.  As at December 31, 20111, $50,600 in consulting fees and $10,298 in reimbursement of expenses and $6,090 and for December 31, 2010, was paid as consulting fees.  As of December 31, 2011, there was an unpaid balance of $51,418.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company. As of December 31, 2011 and 2010, $4,000 and nil were paid in consulting fees.

We do not believe there is a conflict of interest in the related entity transactions above, as those particular services are not anticipated to be provided by Fresh Start Private and will be outsourced to other entities in the future.

Jorge Andrade was paid a consulting fee of $2,500 for the year ended December 31, 2011 for work on the merger of FSP and FSPM.

During Fiscal Year 2011, there were no other material transactions between the Company and any Officer, Director or related party and the Company other than as described herein. With the exception of the transactions with Dr. Andrade and Dr. Muller, no other of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

- Any person proposed as a nominee for election as a director;

- Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

- Any relative or spouse of any of the foregoing persons who have the same house as such person.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2011, including review of our interim financial statements were $39,000 Audit fees in respect of 2010 financial statements were $14,680.

Audit Related Fees. We incurred fees to our independent auditors of $0 for audit related fees during the fiscal years ended December 31, 2011, which relates to filings with the SEC related to our recent reverse merger, and $-0- for 2010.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2011 and 2010.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated October 31, 2011, by and among the Company, the Company’s former principal stockholder, FSP and the former principal shareholders of FSP.(1)
3.1	Articles of Incorporation. (2)
3.2	Certificate of Amendment to Articles of Incorporation. (2)
3.3	By Laws. (2)
10.1	Termination Agreement, dated October 31, 2011, by and among the Company, FSP and Muller.(1)
10.2	Agreement for Service, dated June 1, 2011, by and between FSP and Start Fresh Alcohol Recovery Clinic, Inc.(1)
10.3	License Agreement, dated September 7, 2010, by and between FSP and Trinity Rx Solutions, LLC. (1)
10.4	Agreement for Service, dated January 1, 2010, by and between FSP and New Ways, Inc. (1)
10.5	Advertising Agreement, dated February 1, 2011, by and between FSP and Clear Channel Broadcasting. (1)
10.6	Promissory Note dated August 5, 2010 (1)
10.7	Purchase Agreement, dated August 1, 2011 between FSP and Harborcove Fund I, LP (1)

(1) Incorporated herein by reference to the Company's Form 8K/A filed on February 9, 2012

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on September 9, 2008.

31.01

CERTIFICATION

31.02

CERTIFICATION

32.01

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FRESH START PRIVATE MANAGEMENT, INC.

Date: May 17, 2012	By:	/s/ Dr. Jorge Andrade
Dr. Jorge Andrade Chief Executive Officer, Chief Financial Officer and Director