Form 10-Q
period 2012-03-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2012-07-10
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-153381

FRESH START PRIVATE MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 N. Tustin Avenue, Suite 16

Santa Ana, California. 92705

(Address of principal executive offices) (zip code)

(714)-541-6100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of July 9, 2012, there were 99,441,938 shares of registrant’s common stock outstanding.

FRESH START PRIVATE MANAGEMENT, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements
		Condensed consolidated balance sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

		Condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (unaudited)	4

		Condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 (unaudited)	5

		Notes to condensed consolidated financial statements (unaudited)	6-11

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	16

	ITEM 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	17
	ITEM 1A.	Risk Factors	17
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
	ITEM 3.	Defaults Upon Senior Securities	17
	ITEM 4.	Mine Safety Disclosures	17
	ITEM 5.	Other Information	18
	ITEM 6.	Exhibits	18

	SIGNATURES		19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$ 554	$ 1,657
Accounts receivable, net	902,974	528,769
Prepaid expenses	4,195	4,195
Total current assets	907,723	534,621

Property and equipment, net	6,023	6,510

Other assets:
Licensing agreement	3,970,575	3,970,575
Deposits	2,278	2,278

Total assets	$ 4,886,599	$ 4,513,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 657,037	631,461
Due to factor	241,497	200,956
Deferred revenue	289,644	-
Notes payable, net of debt discount	39,691	-
Notes payable, related party	178,896	191,892
Total current liabilities	1,406,765	1,024,309

Long term debt
Note payable, related party	-	-
Total liabilities	1,406,765	1,024,309

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 118,141,938 shares issued and outstanding as of March 31, 2012 and December 31, 2011	118,142	118,142
Common stock subscribed	100,000	100,000
Additional paid in capital	3,993,317	3,984,317
Deficit	(731,625)	(712,784)
Total stockholders' equity	3,479,834	3,489,675

Total liabilities and stockholders' equity	$ 4,886,599	$ 4,513,984

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2012	2011
Sales, net	$ 260,883	$ 28,650
Cost of sales	159,339	37,901

Gross profit (loss)	101,544	(9,251)

Operating expenses:
Selling, general and administrative	113,887	137,190
Depreciation and amortization	487	312
Total operating expenses	114,374	137,502

Net loss from operations	(12,830)	(146,754)

Other income (expenses):
Interest, net	(6,011)	(651)

Net loss before income taxes	(18,841)	(147,404)

Income taxes (benefit)	-	-

Net loss	$ (18,841)	$ (147,404)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding, basic and diluted	118,141,938	37,000,000

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (18,841)	$ (147,404)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	487	312
Amortization of debt discount	3,391	-
Changes in operating assets and liabilities:
Accounts receivable	(374,205)	(22,150)
Accounts payable and accrued expenses	25,576	45,687
Due to factor	40,541	-
Deferred revenue	289,644	32,800
Net cash used in operating activities	(33,407)	(90,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of long term deposit	-	(14,088)
Net cash used in investing activities	-	(14,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	45,300	-
Net proceeds from notes payable, related party	-	101,455
Net repayments of notes payable, related party	(12,996)	-
Net cash provided by financing activities	32,304	101,455

Net increase (decrease) in cash	(1,103)	(3,388)
Cash, beginning of the period	1,657	7,128

Cash, end of period	$ 554	$ 3,740

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 18, 2012.

Basis of presentation:

The consolidated financial statements include the accounts of Fresh Start Private Management, Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the “Company” or “Fresh Start”). All significant intercompany balances and transactions have been eliminated in consolidation.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations at March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $746,128 and $486,285, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of any potentially issuable common shares.  Diluted net (loss) income share is calculated by including any potentially dilutive share issuances in the denominator.  As of March 31, 2012 and 2011, the Company did not have any potentially issuable common shares.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and 2011 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended March 31, 2012 and 2011 related to losses incurred during such periods.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $48,486 and $47,179 as advertising costs for the three months ended March 31, 2012 and 2011, respectively.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $731,625 working capital deficiency of $499,042 at March 31, 2012 and negative cash flows from operations  of $33,407 for the three months ended March 31, 2012 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2012 and December 31, 2011 :

	March 31, 2012	December 31, 2011
Office equipment	$9,229	$9,229
Computer equipment	509	509
Leasehold improvements	20,014	20,014
	29,752	29,752
Less accumulated depreciation	(23,729)	(23,242)
	$6,023	$6,510

Depreciation expense charged to operations amounted to approximately $500 and $300, respectively, for the three months ended March 31, 2012 and 2011.

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

At December 31, 2011 the Company management performed an evaluation of its intangible assets (licensing rights) for purposes of determining the implied fair value of the assets at December 31, 2011. The test indicated that the recorded remaining book value of its licensing rights did not exceed its fair value for the year ended December 31, 2011, as determined by discounted future cash flows.   Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

NOTE 6– DEFERRED REVENUE

On January 27, 2012, the Company granted licensing rights for five years in the state of Florida for $300,000 payable as the licensee performs procedures.  The licensing fees are amortized to income over the term on the license agreement.

NOTE 7– NOTES PAYABLE

On March 5, 2012, the Company issued an aggregate of four unsecured promissory notes payable for $11,325 each (aggregate of $45,300 due June 5, 2012 with a stated interest rate of 20% per annum, with fixed interest of $2,265 due upon maturity.   In connection with the issuance of the above described promissory notes, the Company is obligated to  issue 100,000 of its common stock per note (total of 400,000).

The Company recorded a debt discount of $3,000 per note based on the fair value of the Company's common stock at the issuance date of the promissory notes.  The discount is amortized ratably over the  term on the notes.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

NOTE 8– NOTES PAYABLE-RELATED PARTY

As of March 31, 2012 and December 31, 2011, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest

NOTE 9– STOCKHOLDERS' EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of March 31, 2012 and December 31, 2011, the Company had 118,141,938 shares of common stock issued and outstanding.

On March 19, 2012, the Company entered into an agreement to re-purchase 27,000,000 shares of its common stock from a shareholder for $20,000.  The common stock was repurchased and cancelled on May 1, 2012.

NOTE 10– RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Terranautical Global Investments (“TGI”).  TGI is a company controlled by Jorge Andrade that provides consulting services to the Company.  There is no formal agreement between the parties and is on a month to month basis.  The remuneration ranges between $5,000 and $10,000 per month depending on the services provided.  During the three months ended March 31, 2012, TGI was paid $nil as consulting fees.  As of March 31, 2012, there was an unpaid balance of $44,725.

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”).  PARS is a Company controlled by Neil Muller that provides consulting services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month.  During the three months ended March 31, 2012, the Company paid $nil as consulting fees.  As of March 31, 2012,  there was an unpaid balance of $45,418.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company.  During the three months ended March 31, 2012, the Company paid $nil as consulting fees.  As of March 31, 2012

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through July 2,  2012, the date the financial statements were available to be issued, and has determined that there are no other events to disclose other than the following:

Notes Payable issued:

Subsequent to March 31, 2012 the Company issued the following promissory notes as follows:

Promissory note, $150,000, bearing interest at 20% and repayable on the anniversary date of April 3, 2013 together with 1,000,000 common shares of the Company, secured by accounts receivable of the Company.

During April, 2012, the Company began issuing 15%, 3 year convertible debentures in a private placement.  Interest at 15% per annum is to be paid quarterly; however, interest accrued during the first year is deferred.  The debentures are convertible into the Company’s common stock at a price of $0.334 per share, or 3 shares for each $1.00 debenture issued.  The Company, at its option, can close the offering after raising $4 million.  The maximum that can be raised with this private placement is $6 million.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Subsequent issuances of common stock:

In May 2012, the Company issued an aggregate of 4,600,000 shares of its common stock for consulting services valued at $12,778.  In addition, the Company issued 2,700,000 shares of its common stock as payment of interest of $7,500.

Repurchase and cancellation of common stock:

In May 2012, the Company re-acquired and cancelled 27,000,000 shares of its previously issued common stock for a re-acquisition price of $20,000 or $0.000741 per share.

Termination of agreement with factor:

Subsequent to March 31, 2012, the Company reached an agreement with its factor to repay and terminate the agreement dated August 13, 2011.  The agreement requires the following minimum payments as follows:

May 11, 2012

$  30,000

June 11, 2012

$  50,000

July 9, 2012

$100,000

August 13, 2012

 $ 85,000

Normal collections received from invoices purchased by the factor will offset the minimum payments listed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

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

 Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three months ended March 31,

	2012	2011
Revenue	$260,883	$28,650
Cost of Revenue	159,339	37,901
Gross Profit	101,544	(9,251)
Total Expenses	114,374	137,502
Interest Expense	6,011	651
Net Loss	$(18,841)	$(147,404)

Three months ended March 31, 2012  Compared with Three months ended March 31, 2011

Revenue

Revenues for the three months ended March 31, 2011 were $260,883, compared with $28,650 for the three months ended March 31, 2011, reflecting an increase of 811%.  Advertising promoting the services of the Company for the year ended March 31, 2012 and 2011 were $48,486 and $47,179, respectively, reflecting an increase of 3%.

The increase in revenues is directly related to an advertising contract that resulted in a significant increase in patients.  Under the agreement, the contractor is compensated per patient enrolment, directly increasing revenues.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2012 was $159,339 compared with $37,901 for the three months ended March 31, 2011, reflecting an increase of 320%.  The increase in cost of revenue is directly related to the increase in costs associated with revenue earned for this period.  For 2012 and 2011, the Company has included additional direct and indirect costs in the generation of revenue.

Gross Profit

Gross profit percentage for the three months ended March 31, 2012 was 38.9% compared to (32.2)% for the three months ended March 31, 2011.  The gross profit percentage increase reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired through the advertising contract that have a higher patient fee while incurring the same medical and therapist costs.

Total Expenses

Total expenses for the three months ended March 31, 2012 and 2011 were $114,374 and $137,502 reflecting a decrease of 17%.  Specifically, comparing the three months ended March 31, 2012 to March 31, 2011, consulting fees decreased from $33,750 to $1,700, accounting fees increased from $5,000 to $9,150, outside services increased from $31,590 to $33,500, advertising from $47,179 to $48,486, and rent increased from $9,936 to $11,148.  The increases were due to the support of the increased activity executing its business plan and the consulting and accounting fees incurred in preparation for the merger with Fresh Start Private Management, Inc. and the audit of the 2011 financial statements.  As mentioned above, the advertising increase was from the execution of the advertising contract that directly resulted in additional patients being serviced by the Company.

Net loss

For the three months ended March 31, 2012, the Company experienced a loss of $18,841 compared with a net loss of $147,404 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of approximately $554. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Three months ended March 31,

	2012	2011
Net cash (used in) operating activities	$(33,407)	$(90,755)
Net cash used in investing activities	-	(14,088)
Net cash provided by financing activities	32,304	101,455
Net decrease in cash and cash equivalents	(1,103)	(3,388)
Cash and cash equivalents, beginning of period	1,657	7,128
Cash and cash equivalents, end of period	$554	$3,740

Currently we have no material commitments for capital expenditures as of the end of the period ending March 31, 2012. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that our revenues will be adequate to provide the minimum operating cash requirements to continue as a going concern. In 2011, the company started accepting insurance payments for patient services.  To accelerate cash flows, we have initially factored some receivables as collection from insurance can take extended periods of time.  We believe that by factoring the receivables from the insurance companies that sufficient cash flows can be maintained while the Company grows its revenue base. New patients acquired through the advertising contract are expected to provide sufficient revenues to maintain the operations of the Company.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Net cash flow from operating activities

Net Cash used in operating activities decreased by $57,348 for the three months ended March 31, 2012 compared to 2011 due to the Company expanding operations and sales.

Net cash flow from investing activities

Net cash used in investing activities decreased by $14,088 for the three months ended March 31, 2012 compared to of 2011 due to payment of a long term deposit in 2011.

Net cash flow from financing activities

Net cash provided by financing activities decreased by $69,151 for the three months ended March 31, 2012 compared to 2011 due to decrease in proceeds from short-term loan from related parties.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2012 and December 31, 2011, the Company has a working capital deficit of $499,042and $499,688, and an accumulated deficit of $731,625 and $712,784.  The Company has increased revenues through the advertising contract and feels it will be able to meet its obligation.  If the current expansion is not sustained, we will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing.  There can be no assurance that the Company will be successful in these situations in order to continue as a going concern.  The Company is funding its operations by operations and with some shareholder advances.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated by the SEC.  The executive who serves as our President and Chief Financial Officer has participated in such evaluation.  Management concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Financial Officer has concluded that such controls and procedures are not effective at the "reasonable assurance" level.  The ineffectiveness of these disclosure controls is due to the matters described below in "Internal Control over Financial Reporting."

Internal Control over Financial Reporting

The Company's independent registered public accounting firm has reported certain matters involving internal controls that this firm considered to be reportable conditions and a material weakness, under standards established by Public Company Accounting Oversight Board.  The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executives who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements.  Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.  However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that the Company will be able to do so.

Management believes that its unaudited condensed financial statements for the three months ended March 31, 2012and 2011 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended March 31, 2012, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH START PRIVATE MANAGEMENT, INC.
(Registrant)

Date: July 9, 2012	/S/ Dr. Jorge Andrade
Chief Executive Officer, Principal Accounting Officer and Director