Form 10-Q
period 2012-06-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2012-08-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

999 N. Tustin Avenue, Suite 16

Santa Ana, California 92705

 (Address of principal executive offices) (zip code)

(714) 541-6100

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

As of August 14 , 2012, there were 100,761,938 shares of registrant’s common stock outstanding.

FRESH START PRIVATE MANAGEMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$ 164,891	$ 1,657
Accounts receivable, net	935,605	528,769
Prepaid expenses	1,672	4,195
Total current assets	1,102,168	534,621

Property and equipment, net	5,536	6,510

Other assets:
Licensing agreement	3,970,575	3,970,575
Deposits	2,278	2,278

Total assets	$ 5,080,557	$ 4,513,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 538,033	631,461
Due to factor	120,956	200,956
Deferred revenue	274,685	-
Advances from lenders	725,000	-
Notes payable, net of debt discount	142,277	-
Notes payable, related party	159,189	191,892
Total current liabilities	1,960,140	1,024,309

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,461,938 and 118,141,938 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	100,462	118,142
Common stock subscribed	100,000	100,000
Additional paid in capital	4,090,117	3,984,317
Deficit	(1,170,162)	(712,784)
Total stockholders' equity	3,120,417	3,489,675

Total liabilities and stockholders' equity	$ 5,080,557	$ 4,513,984

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales, net	$ 179,209	$ 305,230	$ 440,092	$ 333,880
Cost of sales	124,168	128,686	283,507	166,587

Gross profit (loss)	55,041	176,544	156,585	167,293

Operating expenses:
Selling, general and administrative	432,523	244,430	546,410	381,620
Depreciation and amortization	487	312	974	624
Total operating expenses	433,010	244,742	547,384	382,244

Net loss from operations	(343,774)	(68,198)	(390,799)	(214,951)

Other income (expenses):
Interest, net	(60,568)	(658)	(66,579)	(1,309)

Net loss before income taxes	(438,537)	(68,856)	(457,378)	(216,260)

Income taxes (benefit)	-	-	-	-

Net loss	$ (438,537)	$ (68,856)	$ (457,378)	$ (216,260)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding, basic and diluted	105,260,712	37,000,000	111,781,481	37,000,000

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

				Additional
	Common stock		Common stock	Paid in	Retained earnings
	Shares	Amount	Subscribed	Capital	(deficit)	Total
Balance, December 31, 2011	118,141,938	118,142	100,000	3,984,317	(712,784)	3,489,675
Common stock re-acquired and canceled, net with fees and related costs	(24,300,000)	(24,300)	-	(50,700)	-	(75,000)
Common stock issued in connection with notes payable	1,400,000	1,400	-	35,700	-	37,100
Common stock issued for services rendered	4,500,000	4,500	-	109,700	-	114,200
Common stock issued in settlement of interest	720,000	720	-	11,100	-	11,820
Net loss	-	-	-	-	(457,378)	(457,378)
Balance, June 30, 2012	100,461,938	$ 100,462	$ 100,000	$ 4,090,117	$ (1,170,162)	$ 3,120,417

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (457,378)	$ (216,260)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	974	624
Amortization of debt discount	18,052	-
Stock based compensation	114,200	-
Common stock issued in settlement of interest	11,820	-
Changes in operating assets and liabilities:
Accounts receivable	(406,836)	(353,444)
Prepaid expenses	2,523	(38,982)
Accounts payable and accrued expenses	(93,428)	344,170
Due to factor	(80,000)	-
Deferred revenue	274,685	120,629
Net cash used in operating activities	(615,388)	(143,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and cancelation of treasury shares	(75,000)	-
Payment of long term deposit	-	(1,788)
Net cash used in investing activities	(75,000)	(1,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	161,325	-
Net proceeds from notes payable, related party	-	146,987
Net proceeds from lender advances	725,000	-
Net repayments of notes payable, related party	(32,703)	-
Net cash provided by financing activities	853,622	146,987

Net increase (decrease) in cash	163,234	1,936
Cash, beginning of the period	1,657	7,128

Cash, end of period	$ 164,891	$ 9,064

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash financing activities:
Common stock issued in settlement of notes payable	$ 37,100	$ -
Common stock issued for services rendered	$ 114,200	$ -
Common stock issued in settlement of interest	$ 11,820	$ -
See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

NOTE 1 – BUSINESS AND RECAPITALIZATION

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 18, 2012.

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

JUNE 30, 2012

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

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year. Such reclassifications do not affect net earnings or earnings per share.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded as bad debt recoveries when received. The allowance for doubtful accounts was $910,378 and $486,285 as of June 30, 2012 and December 31, 2011, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is five years for furniture and all other equipment. Expenditures for maintenance and repairs are expensed as incurred.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

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

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of any potentially issuable common shares.  Diluted net (loss) income share is calculated by including any potentially dilutive share issuances in the denominator.  As of June 30, 2012 and 2011, the Company did not have any potentially issuable common shares.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and 2011 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended June 30, 2012 and 2011 related to losses incurred during such periods.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $43,393 and $120,034 as advertising costs for the three months ended June 30, 2012 and 2011, respectively; and $91,879 and $167,213 for the six months ended June 30, 2012 and 2011, respectively.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $1,170,117 working capital deficiency of $857,972 at June 30, 2012 and negative cash flows from operations  of $615,388 for the six months ended June 30, 2012 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2012 and December 31, 2011 :

	June 30, 2012	December 31, 2011
Office equipment	$9,229	$9,229
Computer equipment	509	509
Leasehold improvements	20,014	20,014
	29,752	29,752
Less accumulated depreciation	(24,216)	(23,242)
	$5,536	$6,510

Depreciation expense charged to operations amounted to approximately $500 and $300, respectively, for the three months ended June 30, 2012 and 2011, respectively, and approximately $1,000 and $600 for the six months ended June 30, 2012 and 2011, respectively.

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

NOTE 7– NOTES PAYABLE

On March 5, 2012, the Company issued an aggregate of four unsecured promissory notes payable for $11,325 each (aggregate of $45,300 due June 5, 2012 with a stated interest rate of 20% per annum, with fixed interest of $2,265 due upon maturity.   In connection with the issuance of the above described promissory notes, the Company issued 100,000 of its common stock per note (total of 400,000).

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

The Company recorded a debt discount of $3,000 per note based on the fair value of the Company's common stock at the issuance date of the promissory notes.  The discount is amortized ratably over the  term on the notes using the effective interest method.

On April 3, 2012, the Company issued a unsecured promissory note payable for $150,000 due April 3, 2013 with a stated interest rate of 20% per annum, with fixed interest of $30,000 due upon maturity.   In connection with the issuance of the above described promissory note, the Company issued 1,000,000 of its common stock.

The Company recorded a debt discount of $25,100 based on the fair value of the Company's common stock at the issuance date of the promissory note.  The discount is amortized ratably over the  term on the notes using the effective interest method.

During the six months ended June 30, 2012, the Company paid off three of the four above described notes dated March 5, 2012.

NOTE 8 – ADVANCE FROM LENDERS

During the six months ended June 30, 2012, the Company received an aggregate of $725,000 net proceeds in connection with the expected issuance of convertible debt. As of June 30, 2011, the notes have yet to be executed and finalized, however, the Company accrued $5,548 as estimated expected interest as of June 30, 2012

NOTE 9 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2012 and December 31, 2011, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest

NOTE 10 – STOCKHOLDERS' EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of June 30, 2012 and December 31, 2011, the Company had 100,461,938 and 118,141,938 shares of common stock issued and outstanding, respectfully.

On May 7, 2012, the Company  re-purchased and canceled 27,000,000 shares of its common stock from a shareholder for $75,000.  In connection with the repurchase, the Company issued 2,700,00 shares of its common stock for services related to the re-purchase.

In May 2012, the Company issued an aggregate of 4,500,000 shares of its common stock for services rendered valued at $109,700.

During the months of May and June 2012, the Company issued an aggregate of  720,000 shares of its common stock in settlement of interest valued at $11,820.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Terranautical Global Investments (“TGI”).  TGI is a company controlled by the CEO that provides consulting services to the Company.  There is no formal agreement between the parties and is on a month to month basis.  The remuneration ranges between $5,000 and $10,000 per month depending on the services provided.  During the six months ended June 30, 2012, TGI was paid $30,000 as consulting fees.  As of June 30, 2012, there was an unpaid balance of $44,725.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”).  PARS is a Company controlled by the President that provides consulting services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month.  During the six months ended June 30, 2012, the Company paid $48,529 as consulting fees and expense reimbursements.  As of June 30, 2012,  there was an unpaid balance of $45,418.

West Coast Health Consulting, Inc. is a company controlled by the President that previously provided consulting services to the Company.  During the six months ended June 30, 2012, the Company paid $1,700  as consulting fees.  As of June 30, 2012, there was an unpaid balance of $nil.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent issuances of common stock:

In August 2012, the Company issued 300,000 shares of its common stock in connection with a $ 150,000 note issued in April, 2012.

Advertising agreement

Effective August 1, 2012, the Company amended its Advertising Agreement, dated February 1, 2011, subsequently amended on March 11, 2011 and December 31, 2011 to remit fifteen percent (15%) royalty on all gross revenue realized by the Company from medical procedures and counseling sessions related to the Company's Alcohol Recovery Program conducted in the Santa Ana corporate office or affiliated surgery centers and offices in the Los Angeles metropolitan area.

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

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital. We offer a unique treatment program and, to date, we have experienced a high rate of success with very few of our clinics starting to drink during the first year after the implant is inserted.  The Fresh Start program gives the patient a 12 month window of sobriety. Statistics are still being compiled for after the 12 month period, as the program has been in place barely over one year.

 Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three months ended June 30,

	2012	2011
Revenue	$179,209	$305,230
Cost of Revenue	124,168	128,686
Gross Profit	55,041	176,544
Total Expenses	(433,010)	(244,742)
Interest Expense	(60,568)	(658)
Net Loss	$(438,537)	$(68,856)

Six months ended June 30,

	2012	2011
Revenue	$440,092	$333,880
Cost of Revenue	283,507	166,587
Gross Profit	156,585	167,293
Total Expenses	(547,384)	(382,244)
Interest Expense	(66,579)	(1,309)
Net Loss	$(457,378)	$(216,260)

Three months ended June 30, 2012  Compared with Three months ended June 30, 2011

Revenue

Revenues for the three months ended June 30, 2012 were $179,209, compared with $305,230 for the three months ended June 30, 2011, reflecting a decrease of 41%.  Advertising promoting the services of the Company for the three months ended June 30, 2012 and 2011 were $13,393 and $120,034, respectively, reflecting a decrease of 89%.

The decrease in revenues is directly related to an advertising contracts which result in a significant decrease in patients.  Under the agreement, the contractor is compensated per patient enrolment, directly increasing revenues.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2012 was $124,168 compared with $128,686 for the three months ended June 30, 2011, reflecting a decrease of 4%.  The decrease in cost of revenue is directly related to the decrease in costs associated with revenue earned for this period.  For 2012 and 2011, the Company has included additional direct and indirect costs in the generation of revenue.

Gross Profit

Gross profit percentage for the three months ended June 30, 2012 was 30.7% compared to 57.8% for the three months ended June 30, 2011.  The gross profit percentage decrease reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired through the advertising contract that have a higher patient fee while incurring the same medical and therapist costs.

Total Expenses

Total expenses for the three months ended June 30, 2012 and 2011 were $432,523 and $244,742 reflecting an increase of 77%.  Specifically, comparing the three months ended June 30, 2012 to June 30, 2011, consulting fees increased from $46,230 to $215,244, accounting fees decreased from $25,294 to $9,435,  advertising decreased  from $120,034 to $43,393, and rent decreased from $10,365 to $9,968.  The increases were due to the support of the increased activity executing its business plan and the consulting and accounting fees incurred in preparation for the merger with Fresh Start Private Management, Inc. and the audit of the 2011 financial statements.  As mentioned above, the advertising decrease was from the execution of the advertising contract that directly resulted in additional patients being serviced by the Company in 2011.

Net loss

For the three months ended June 30, 2012, the Company experienced a loss of $438,537 compared with a net loss of $68,856 for the three months ended June 30, 2011.

Six months ended June 30, 2012  Compared with Six months ended June 30, 2011

Revenue

Revenues for the six months ended June 30, 2012 were $440,092, compared with $333,880 for the six months ended June 30, 2011, reflecting an increase of 32%.  Advertising promoting the services of the Company for the six months ended June 30, 2012 and 2011 were $61,879 and $167,213, respectively, reflecting a decrease of 63%.

The increase in revenues is directly related to an advertising contracts which result in a significant increase in patients.  Under the agreement, the contractor is compensated per patient enrolment, directly increasing revenues.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2012 was $283,507 compared with $166,587 for the six months ended June 30, 2011, reflecting an increase of 70.  The increase in cost of revenue is directly related to the increase in costs associated with revenue earned for this period.  For 2012 and 2011, the Company has included additional direct and indirect costs in the generation of revenue.

Gross Profit

Gross profit percentage for the six months ended June 30, 2012 was 35.6% compared to 50.1% for the six months ended June 30, 2011.  The gross profit percentage decrease reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired through the advertising contract that have a higher patient fee while incurring the same medical and therapist costs.

Total Expenses

Total expenses for the six months ended June 30, 2012 and 2011 were $547,384 and $382,244 reflecting an increase of 43%.  Specifically, comparing the six months ended June 30, 2012 to June 30, 2011, consulting fees increased from $79,980 to $216,944, accounting fees decreased from $30,294 to $18,585, outside services decreased increased from $75,592 to $33,500, advertising from $167,213 to $91,879, and rent increased from $20,301 to $21,116.  The increases were due to the support of the increased activity executing its business plan and the consulting and accounting fees incurred in preparation for the merger with Fresh Start Private Management, Inc. and the audit of the 2011 financial statements.  As mentioned above, the advertising increase was from the execution of the advertising contract that directly resulted in additional patients being serviced by the Company.

Net loss

For the six months ended June 30, 2012, the Company experienced a loss of $457,378 compared with a net loss of $216,260 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of approximately $164,891. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Six months ended June 30,

	2012	2011
Net cash used in operating activities	$(615,388)	$(143,263)
Net cash used in investing activities	(75,000)	(1,788)
Net cash provided by financing activities	853,622	146,987
Net increase in cash and cash equivalents	163,234	1,936
Cash , beginning of period	1,657	7,128
Cash , end of period	$164,891	$9,064

Currently we have no material commitments for capital expenditures as of the end of the period ending June 30, 2012. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net cash flow from operating activities

Net Cash used in operating activities increased by $472,125 for the six months ended June 30, 2012 compared to 2011 due to the Company expanding operations and sales.

Net cash flow from investing activities

Net cash used in investing activities increased by $73,212 for the six months ended June 30, 2012 compared to of 2011 due to re-purchase of our Company common stock in 2012.

Net cash flow from financing activities

Net cash provided by financing activities increased by $706,635 for the six months ended June 30, 2012 compared to 2011 due to increase  in proceeds from short-term borrows, net with repayments to related parties.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2012 and December 31, 2011, the Company has a working capital deficit of $857,972 and $499,688, and an accumulated deficit of $1,170,162 and $712,784.  The Company has increased revenues through the advertising contract and feels it will be able to meet its obligation.  If the current expansion is not sustained, we will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing.  There can be no assurance that the Company will be successful in these situations in order to continue as a going concern.  The Company is funding its operations by operations and with some shareholder advances.

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

Income (loss) per Share

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

Management believes that its unaudited condensed financial statements for the three months ended June 30, 2012and 2011 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended June 30, 2012, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FRESH START PRIVATE MANAGEMENT, INC.
(Registrant)

Date: August 14 , 2012	/S/ Dr. Jorge Andrade
Chief Executive Officer, Principal Accounting Officer and Director