Form 10-Q
period 2012-09-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2012-11-19
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 14 , 2012, there were 113,518,501 shares of registrant’s common stock outstanding.

FRESH START PRIVATE MANAGEMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$ 9,645	$ 1,657
Accounts receivable, net	934,948	528,769
Prepaid expenses	1,672	4,195
Total current assets	946,265	534,621

Property and equipment, net	5,049	6,510

Other assets:
Licensing agreement	3,970,575	3,970,575
Deposits	2,278	2,278

Total assets	$ 4,924,167	$ 4,513,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 570,981	631,461
Due to factor	80,956	200,956
Deferred revenue	259,562	-
Advances from lenders	810,000	-
Notes payable, net of debt discount	87,278	-
Notes payable, related party	155,815	191,892
Total current liabilities	1,964,592	1,024,309

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,768,501 and 118,141,938 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	100,769	118,142
Common stock subscribed	100,000	100,000
Additional paid in capital	4,089,942	3,984,317
Deficit	(1,331,136)	(712,784)
Total stockholders' equity	2,959,575	3,489,675

Total liabilities and stockholders' equity	$ 4,924,167	$ 4,513,984

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales, net	$ 63,973	$ 344,309	$ 504,065	$ 678,189
Cost of sales	83,855	146,787	367,362	313,374

Gross (loss) profit	(19,882)	197,522	136,703	364,815

Operating expenses:
Selling, general and administrative	100,396	51,436	646,806	433,056
Depreciation and amortization	487	227	1,461	851
Total operating expenses	100,883	51,663	648,267	433,907

Net (loss) income from operations	(120,765)	145,859	(511,564)	(69,092)

Other income (expenses):
Interest expense	(40,209)	(23,566)	(106,788)	(24,875)

Net (loss) income before income taxes	(160,974)	122,293	(618,352)	(93,967)

Income taxes (benefit)	-	-	-	-

Net (loss) income	$ (160,974)	$ 122,293	$ (618,352)	$ (93,967)

Net (loss) income per common share, basic	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

Net (loss) income per common share, diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding, basic	100,882,784	37,000,000	107,961,752	37,000,000

Weighted average number of common shares outstanding, diluted	100,882,784	37,000,000	107,961,752	37,000,000

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

				Additional
	Common stock		Common stock	Paid in	Retained earnings
	Shares	Amount	Subscribed	Capital	(deficit)	Total
Balance, December 31, 2011	118,141,938	118,142	100,000	3,984,317	(712,784)	3,489,675
Common stock re-acquired and canceled, net with fees and related costs	(24,000,000)	(24,000)	-	(51,000)	-	(75,000)
Common stock issued in connection with notes payable	1,400,000	1,400	-	35,700	-	37,100
Common stock issued for services rendered	4,506,563	4,507	-	109,825	-	114,332
Common stock issued in settlement of interest	720,000	720	-	11,100	-	11,820
Net loss	-	-	-	-	(618,352)	(618,352)
Balance, September 30, 2012	100,768,501	$ 100,769	$ 100,000	$ 4,089,942	$ (1,331,136)	$ 2,959,575

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (618,352)	$ (93,967)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	1,461	851
Amortization of debt discount	18,052	-
Stock based compensation	114,332	-
Common stock issued in settlement of interest	11,820	-
Changes in operating assets and liabilities:
Accounts receivable	(406,179)	(529,144)
Prepaid expenses	2,523	(3,496)
Accounts payable and accrued expenses	(60,480)	493,082
Due to factor	(120,000)	-
Deferred revenue	259,562	-
Net cash used in operating activities	(797,261)	(132,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and cancelation of treasury shares	(75,000)	-
Purchase of equipment	-	(3,496)
Payment of long term deposit	-	(1,788)
Net cash used in investing activities	(75,000)	(5,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	4,781
Net proceeds from notes payable	106,326	-
Net proceeds from notes payable, related party	-	126,049
Net proceeds from lender advances	810,000	-
Net repayments of notes payable, related party	(36,077)	-
Net cash provided by financing activities	880,249	130,830

Net increase (decrease) in cash	7,988	(7,128)
Cash, beginning of the period	1,657	7,128

Cash, end of period	$ 9,645	$ -

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$ 37,100	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

On October 31, 2011 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Fresh Start Private Management, Inc. (the “Company”), (ii) our former principal stockholder, (iii) Fresh Start Private, Inc. (“FSP”), and (iv) the former shareholders of FSP. Pursuant to the terms of the Exchange Agreement, each of the former shareholders of FSP transferred to us all of their shares of FSP in exchange for the issuance of 37,000,000 shares of our common stock, which represented approximately 31.3% of our total shares outstanding immediately following the closing of the transaction (such transaction, the “Share Exchange”).   As a result of the Share Exchange, FSP became our wholly-owned subsidiary. We are now a holding company, which through FSP, is now engaged in alcohol treatment. Upon completion of the Share Exchange, Fresh Start Private, Inc. became Fresh Start Private Management, Inc.'s wholly-owned subsidiary. As the owners and management of Fresh Start Private, Inc. obtained voting and operating control of Fresh Start Private Management, Inc. after the Share Exchange and Fresh Start Private Management, Inc. was non-operating, had no assets or liabilities and did not meet the definition of a business, the transaction has been accounted for as a recapitalization of Fresh Start Private, Inc., accompanied by the issuance of its common stock for outstanding common stock of Fresh Start Management, Inc., which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred  on July 8, 2009 (inception date) and accordingly all share and per share amounts have been adjusted.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 18, 2012.

Basis of presentation:

The condensed consolidated financial statements include the accounts of Fresh Start Private Management, Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the “Company” or “Fresh Start”). All significant intercompany balances and transactions have been eliminated in consolidation.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $910,378 and $486,285 as of September 30, 2012 and December 31, 2011, respectively.

Guarantor-Factoring Agreement

August 1, 2011, Start Fresh Alcohol Recovery Clinic Inc. (the “Clinic”) entered into an agreement with a factoring company to provide a debt facility secured against the approved insurance clients of the Company.  The agreement is for one year, for a maximum facility of $500,000.  The facility bears a Funding fee equal to the greater of (i) the prime rate of interest plus 6.5% multiplied by the outstanding facility position, calculated monthly and (ii) $4,500 and a Collateral Management Fee equal to 1% of the factored accounts receivable.  If both fees are less than $6,000 per month, then the combined fee is $6,000.  Up to October 31, 2011, the aforementioned fees are capped at 50% of the greater amount. Additionally the Company is responsible for monthly maintenance fees of $350 per month and an origination fee of 3% of the facility cap or $15,000.   The Company is guarantor for this facility.  The security for the facility has been provided by way of a security interest against the receivables of the Clinic, a general security assignment over all of the assets of the Clinic and the Company and personal guarantees of two of the Company’s directors.  $80,956 and $200,956 was due to factor as of September 30, 2012 and December 31,  2011, respectively.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of any potentially issuable common shares.  Diluted net (loss) income share is calculated by including any potentially dilutive share issuances in the denominator.  As of September 30, 2012 and 2011, the Company did not have any potentially issuable common shares.

Income taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2012 and 2011 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and nine months ended September 30, 2012 and 2011 related to losses incurred during such periods.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $8,750 and $1,516 as advertising costs for the three months ended September 30, 2012 and 2011, respectively; and $100,629 and $168,729 for the nine months ended September 30, 2012 and 2011, respectively.

Recent accounting pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

NOTE 3 - GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $1,331,136, working capital deficiency of $1,018,327 at September 30, 2012 and negative cash flows from operations  of $797,261 for the nine months ended September 30, 2012 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2012 and December 31, 2011 :

	September 30, 2012	December 31, 2011
Office equipment	$9,229	$9,229
Computer equipment	509	509
Leasehold improvements	20,014	20,014
	29,752	29,752
Less accumulated depreciation	(24,703)	(23,242)
	$5,049	$6,510

Depreciation expense charged to operations amounted to approximately $500 and $200, respectively, for the three months ended September 30, 2012 and 2011, respectively, and approximately $1,500 and $900 for the nine months ended September 30, 2012 and 2011, respectively.

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

For the purposes of the Asset Purchase Agreement, “Assets” shall mean those assets that are related to the Trademark and the Intellectual Property that are or were used or created by Licensor in its conduct of business, including all assets, rights, interests, and properties of Licensor of whatever nature, tangible or intangible, real or personal, fixed or contingent, except for the Trademark and the Intellectual Property.  For all assets received, the Company paid $10 in cash.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

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

The Company recorded a debt discount of $3,000 per note based on the fair value of the Company's common stock at the issuance date of the promissory notes.  The discount is amortized ratably over the  term on the notes. As of September 30, 2012, all four promissory notes were paid in full.

On April 3, 2012, the Company issued a unsecured promissory note payable for $150,000 due April 3, 2013 with a stated interest rate of 20% per annum, with fixed interest of $30,000 due upon maturity.   In connection with the issuance of the above described promissory note, the Company issued 1,000,000 of its common stock.  During the three months ended September 30, 2012, the Company repaid $50,000 of the unsecured promissory note.

The Company recorded a debt discount of $25,100 based on the fair value of the Company's common stock at the issuance date of the promissory note.  The discount is amortized ratably over the  term on the notes.

NOTE 8– ADVANCE FROM LENDERS

During the nine months ended September 30, 2012, the Company received an aggregate of $810,000 net proceeds in connection with the expected issuance of convertible debt. As of September 30, 2012, the notes have yet to be executed and finalized, however, the Company accrued $34,769 as estimated interest as of September 30, 2012.

NOTE 9– NOTES PAYABLE-RELATED PARTY

As of September 30, 2012 and December 31, 2011, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest

NOTE 10– STOCKHOLDERS' EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of September 30, 2012 and December 31, 2011, the Company had 100,768,501 and 118,141,938 shares of common stock issued and outstanding, respectfully.

FRESH START PRIVATE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

On May 7, 2012, the Company  re-purchased and canceled 27,000,000 shares of its common stock from a shareholder for $75,000.  In connection with the repurchase, the Company issued 3,000,000 shares of its common stock for services related to the re-purchase.

In May 2012, the Company issued an aggregate of 4,500,000 shares of its common stock for services rendered valued at $114,200.

During the months of May and June 2012, the Company issued an aggregate of  720,000 shares of its common stock in settlement of interest valued at $11,820.

In August 2012, the Company issued 6,563 shares of its common stock for services rendered valued at $131 based on the underlying market value of the common stock at the date of issuance.

NOTE 11– RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Terranautical Global Investments (“TGI”).  TGI is a company controlled by Jorge Andrade that provides consulting services to the Company.  There is no formal agreement between the parties and is on a month to month basis.  The remuneration ranges between $5,000 and $10,000 per month depending on the services provided.  During the nine months ended September 30, 2012, TGI was paid $50,000 as consulting fees.  As of September 30, 2012, there was an unpaid balance of $32,225.

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”).  PARS is a Company controlled by Neil Muller that provides consulting services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month.  During the nine months ended September 30, 2012, the Company paid $71,614 as consulting fees and expense reimbursements.  As of September 30, 2012,  there was an unpaid balance of $20,774.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company.  During the nine months ended September 30, 2012, the Company paid $2,026  as consulting fees.  As of September 30, 2012, there was an unpaid balance of $nil.

NOTE 12 - SUBSEQUENT EVENTS

During the months of October and November 2012, the Company issued an aggregate of 12,750,000 shares of common stock in payment of services rendered.

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

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital. We offer a unique treatment program and, to date, we have experienced a high rate of success with very few of our patients starting to drink during the first year after the implant is inserted.  The Fresh Start program gives the alcoholic a 12 month window of sobriety. Statistics are still being compiled for after the 12 month period, as the program has been in place barely over one year.

 Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three months ended September 30,

	2012	2011
Revenue	$63,973	$344,309
Cost of Revenue	83,855	146,787
Gross (Loss) Profit	(19,882)	197,521
Total Expenses	(100,883)	(51,663)
Interest Expense	(40,209)	(23,566)
Net (Loss) Income	$(160,974)	$122,292

Three months ended September 30, 2012  Compared with Three months ended September 30, 2011

Revenue

Revenues for the three months ended September 30, 2012 were $63,973, compared with $344,309 for the three months ended September 30, 2011, reflecting a decrease of 81%.  Advertising promoting the services of the Company for the three months ended September 30, 2012 and 2011 were $8,750 and $1,516, respectively, reflecting an increase of 478%.

The decrease in revenues is directly related to an advertising contract which resulted in a significant decrease in patients.  Under the agreement, the contractor is compensated per patient enrolment, directly increasing revenues.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2012 was $83,855 compared with $146,787 for the three months ended September 30, 2011, reflecting a decrease of 43%.  The decrease in cost of revenue is directly related to the decrease in costs associated with revenue earned for this period.  For 2012 and 2011, the Company has included additional direct and indirect costs in the generation of revenue.

Gross Profit

Gross (loss)  profit percentage for the three months ended September 30, 2012 was (31.1)% compared to a gross profit of 73.4% for the three months ended September 30, 2011.  The gross profit percentage decrease reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired through the advertising contract that have a higher patient fee while incurring the same medical and therapist costs.  The Company's lower gross margin (loss) for the three months ended September 30, 2012 as compared to the same period last year is the result of less revenue to absorb our fixed and semi-fixed costs of revenue

Total Expenses

Total expenses for the three months ended September 30, 2012 and 2011 were $100,883 and $51,663 reflecting an increase of 95%.  Specifically, comparing the three months ended September 30, 2012 to September 30, 2011, consulting fees increased from $6,000 to $150,531, accounting fees decreased from $17,070 to $6,709,  advertising increased  from $1,516 to $8,750, and rent decreased from $10,365 to $9,968.  The increases were due to the support of the increased activity executing its business plan and the consulting and accounting fees incurred in preparation for the merger with Fresh Start Private Management, Inc. and the audit of the 2011 financial statements.  As mentioned above, the advertising increase was from the execution of the advertising contract that directly resulted in additional patients being serviced by the Company in 2011.

Net loss

For the three months ended September 30, 2012, the Company experienced a loss of $160,974 compared with a net income of $122,292for the three months ended September 30, 2011.

Nine months ended September 30, 2012  Compared with Nine months ended September 30, 2011

Revenue

Revenues for the nine months ended September 30, 2012 were $504,065, compared with $678,189 for the nine months ended September 30, 2011, reflecting a decrease of 26%.  Advertising promoting the services of the Company for the nine months ended September 30, 2012 and 2011 were $100,629 and $168,729, respectively, reflecting a decrease of 40%

The decrease in revenues is directly related to an advertising contract which resulted in a significant decrease in patients.  Under the agreement, the contractor is compensated per patient enrolment, directly increasing revenues.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2012 was $367,362 compared with $313,374 for the nine months ended September 30, 2011, reflecting an increase of 17.2%.  The increase in cost of revenue is directly related to the increase in costs associated with revenue earned for this period.  For 2012 and 2011, the Company has included additional direct and indirect costs in the generation of revenue.

Gross Profit

Gross profit percentage for the nine months ended September 30, 2012 was 27.1% compared to 53.8% for the nine months ended September 30, 2011.  The gross profit percentage decrease reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired through the advertising contract that have a higher patient fee while incurring the same medical and therapist costs.

Total Expenses

Total expenses for the nine months ended September 30, 2012 and 2011 were $648,267 and $433,907 reflecting an increase of 49%.  Specifically, comparing the nine months ended September 30, 2012 to September 30, 2011, consulting fees increased from $85,980 to $367,475, accounting fees decreased from $47,364 to $25,294, outside services and other professional fees decreased from $61,780 to $33,500, advertising decreased from $168,729 to $100,629, and rent decreased from $33,548 to $31,085.  The increases were due to the support of the increased activity executing its business plan and the consulting and accounting fees incurred in preparation for the merger with Fresh Start Private Management, Inc. and the audit of the 2011 financial statements.  As mentioned above, the advertising increase was from the execution of the advertising contract that directly resulted in additional patients being serviced by the Company.

Net loss

For the nine months ended September 30, 2012, the Company experienced a loss of $618,352 compared with a net loss of $93,968 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of approximately $9,645. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Nine months ended September 30,

	2012	2011
Net cash used in operating activities	$(797,261)	$(132,674)
Net cash used in investing activities	(75,000)	(5,284)
Net cash provided by financing activities	880,249	130,830
Net increase (decrease) in cash and cash equivalents	7,988	(7,128)
Cash and cash equivalents, beginning of period	1,657	7,128
Cash and cash equivalents, end of period	$9,645	$-0-

Currently we have no material commitments for capital expenditures as of the end of the period ending September 30, 2012. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net cash flow from operating activities

Net Cash used in operating activities was $797,261 for the nine months ended September 30, 2012 compared to $132,674 for the same period in 2011 due to the Company expanding operations and sales.

Net cash flow from investing activities

Net cash used in investing activities was by $75,000 for the nine months ended September 30, 2012 compared to $5,284 for the same period in 2011 due to re-purchase of our Company common stock in 2012.

Net cash flow from financing activities

Net cash provided by financing activities was $880,249 for the nine months ended September 30, 2012 compared to $130,830 for the same period in 2011 due to increase  in proceeds from short-term borrows, net with repayments to related parties.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2012 and December 31, 2011, the Company has a working capital deficit of $1,008,327 and $4899,688, and an accumulated deficit of $1,321,136 and $712,784.  The Company has increased revenues in the past through the advertising contract and feels it will be able to meet its obligation.  If the current expansion is not sustained, we will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing.  There can be no assurance that the Company will be successful in these situations in order to continue as a going concern.  The Company is funding its operations by operations and with some shareholder advances.

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

Internal Control over Financial Reporting

The Company's independent registered public accounting firm has reported certain matters involving internal controls that this firm considered to have reportable conditions and a material weakness, under standards established by Public Company Accounting Oversight Board.  The reportable conditions and material weakness relate to a limited segregation of duties at the Company.  Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.  Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of Generally Accepted Accounting Principles commensurate with financial reporting requirements.  Accordingly, we place undue reliance on the finance team at corporate headquarters, specifically the executives who is our President and Chief Financial Officer along with outside accounting consulting.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  In addition, due to limited staffing, the Company is not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements.  Additional staff will enable us to document and apply transactional and periodic control procedures, permit a better review and approval process and improve quality of financial reporting.  However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that the Company will be able to do so.

Management believes that its unaudited condensed financial statements for the three months ended September 30, 2012 and 2011 fairly presented, in all material respects, its financial condition and results of operations.  During the three months ended September 30, 2012, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*
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

FRESH START PRIVATE MANAGEMENT, INC.
(Registrant)

Date: November 19 , 2012	/S/ Dr. Jorge Andrade
Chief Executive Officer, Principal Accounting Officer and Director