Form 10-K
period 2012-12-31
FRESH START PRIVATE MANAGEMENT, INC.
filed 2013-04-15
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File Number 333-153381

FRESH START PRIVATIVE MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

720 N. Tustin Avenue, Suite 206 Santa Ana, California		92705	(714) 541-6100
(Address of principal executive office)		(Zip Code)	(Registrant’s telephone number, Including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x   No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

 The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.015 per share on the (Over the Counter Bulletin Board) of the registrant as of June 30, 2012: $1,383,754.

As of April 15, 2012, there were 115,368,501 shares of registrant’s common stock outstanding.

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

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada.  From inception until we completed our reverse acquisition of FSP, the principal business of the Company originally was to develop “green” renewable fuel sources for agricultural operations, specifically biodiesel.  On July 26, 2010, we filed an amendment to our Articles of Incorporation changing our name to Fresh Start Private Management Inc.  During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market.  As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcoholism treatment.

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

Business Overview

Through our wholly owned subsidiary, we are an alcoholism rehabilitation and treatment center headquartered in Santa Ana, California. We were established in January 2010 and  are currently operating in Santa Ana, California. Our alcoholism rehabilitation program consists of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life counseling sessions from specialized counselors.

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital. We offer a unique treatment program and, to date, we have experienced a high rate of success with very few of our clients starting to drink during the first year after the implant is inserted.  The Fresh Start program gives the alcoholic patient a 12 month window of sobriety. Statistics  continue being compiled for after the 12 month period.

Service and Program

We have created an innovative alcoholism treatment program that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends. We have been operating for approximately 36 months and have treated over 150 patients since we began operating. Currently, we are treating about 2 to 3 patients per week. This number fluctuates depending on current advertising. We, however, have the capacity to handle 2 to 3 patients per day in the Santa Ana location. The alcoholism treatment services cost an average of $49,300 per patient and is typically covered by insurance.  This amount varies due to many factors, the major ones being, type of insurance policy, patients out of network deductibles,  in addition we have the service provider expenses, and surgery center costs (if not done in the office).   We also will provide services to cash patients at discounted rates to create awareness in the treatment program. After starting a radio marketing campaign in January 2013, we had considerably more potential patients ready to go through the program and we are averaging treating 10-15 patients per month.

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

Single Focus on Treatment: Unlike many other alcoholism treatment programs, we focus entirely on the treatment of alcohol addiction. It is our belief that alcohol addiction should be treated differently from addictions to other substances.  For this reason, our program exclusively treats problems caused by alcohol addiction.

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

All procedures to place the Naltrexone tablet into our patients are conducted at our offices at 720 N. Tustin Avenue, Suite 206, Santa Ana, California 92705. The procedures are completed by doctors that are employed by Start Fresh Alcohol Recovery Clinic, Inc. Pursuant to our agreement for service dated June 1, 2011 (the "Service Agreement") with Fresh Start Alcohol Recovery Clinic, Inc. (the Service Provider") and Dr. Lucien Alexander ("Dr. Alexander"),  The service Provider has agreed to provide us with consultation for insurance patients and assessment to determine if the patient is a candidate for receiving the Naltrexone implant and, if the patient qualifies, to insert the implant into the patients.  As consideration for these services, the Service Provider  will receive a payment of $1,400 upon the completion of the procedure and an additional $2,500 upon the insurance claim being processed and paid to us. See “ Material Agreements”

A copy of the  Service Agreement is incorporated herein by reference and is filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011. The description of the transaction contemplated by such agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated herein by reference.

The Naltrexone implant is manufactured by Trinity Rx Solutions, LLC. We entered into an exclusive license dated September 7, 2010 (the “License Agreement”) with Trinity Rx Solutions, LLC (“Trinity Rx”). In accordance with the terms and provisions of the License Agreement, Trinity Rx shall provide  to us the Naltrexone implant that has been designed for alcoholism. As consideration for  the License Agreement,  the Company has issued 5,672,350 shares of our common stock (which was equal to 7.5% of the total shares outstanding at the time of the execution of the agreement) and a payment of $600 for each prescription requested by us.

A copy of the License Agreement with Trinity Rx is incorporated herein by reference and was filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011. The description of the transaction contemplated by such License Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed therewith and incorporated herein by reference.

The Naltrexone implant is two small tablets that are inserted beneath the skin in the subcutaneous fat located in the lower abdomen. The implant procedure is an outpatient procedure that takes approximately 30 minutes. A local anesthetic is administered when the tablets are implanted and the patient is free to leave the clinic and return to normal activities within a few hours of the procedure. The tablets are biodegradable and will gradually dissolve in the human body. The tablets contain a drug called Naltrexone, which has been shown to block receptors in the brain that crave alcohol. Naltrexone is an FDA approved medication and all patients are required to obtain a prescription for the drug from a medical doctor. The doctors employed by Start Fresh Alcohol Recovery Clinic, Inc. are responsible for evaluating the patients, determining if the patient is a candidate and, if so, writing the prescription. The prescription is then presented to Trinity Rx  which produces the tablet using Naltrexone as the core ingredient.

Once the tablet is implanted in the patient, they are free to return to work on the next business day and will be contacted by a life coach within the next 2 to 3 days to begin counseling.

Fresh Start Private Counseling:   We provide a coaching program to assist our patients in treating their dependence on alcohol. Within one week of receiving the Naltrexone implant, each patient will be contacted by a life coach/ Licensed Therapist and will schedule an initial meeting. This life coach/Licensed Therpaist will counsel the patient for the next 12 months following the implant to help them cope with and eliminate their dependence on alcohol. Each of our patients receives eight 1-hour sessions with a licensed therapist.

As part of the life counseling services, our clife coach/psychologists focus on bringing family and friends into the recovery process. This provides emotional support for our patients and allows them to understand that they have people that care for them and want them to remain sober.

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

On February 1, 2011, we entered into that certain advertising agreement (the “Advertising Agreement”) with Clear Channel Broadcasting (“Clear Channel”). Pursuant to the terms and provisions of the Advertising Agreement, Clear Channel has agreed to promote our Fresh Start alcohol rehabilitation clinic by advertising through radio, internet and/or other suitable mediums. As consideration for this service, we have paid Clear Channel a fee of $5,000 for costs and expenses and an additional $3,000 for cash patients and $6,000 for insured patients that they have successfully referred to our clinic through their advertisements. To date, we have paid Clear Channel a total of $165,000 and they have referred us approximately 89 patients.

A copy of the Advertising Agreement is incorporated  herein by reference and was is filed as Exhibit 10.5 to the Current Report  on Form 8-K filed on November 4, 2011 with the Securities and Exchange Commission. The description of the transaction contemplated by such agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed herewith and incorporated herein by reference.

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

Growth Strategy

We have developed a procedure that we believe it helps patients battle their mental and physical addiction to alcohol. We are currently operating in Santa Ana, California and market in the surrounding Orange County area.  We are currently considering other locations in the United States and expect to use proceeds from the sale of stock as well as operating income to expand to these locations once we deem them viable.

Intellectual Property

We do not own any intellectual property, patents or trademarks.

Government Regulation and Approvals

We are an outpatient service center and perform minor surgery to implant the Naltrexone pill. All procedures need to be completed by a physician or a company owned by a physician. Start Fresh Alcohol Recovery Clinic, Inc. is owned by Dr. Lucien Alexandre, M.D. and Start Fresh Alcohol Recovery Clinic, Inc. performs all the surgical procedures. See “Material Agreements”.

The Naltrexone implant does not need any approval because Naltrexone is already an FDA approved medication. Once the physician writes a prescription for Naltrexone, a pharmacist can put it into a compounded form and then administer the medication.

Other than this, we are not aware of any other governmental regulations or approvals for any of our products.

Employees

As of the date hereof, we have approximately 3 full-time employees. All employees assist with scheduling patients and other administrative tasks. We also contract with 2 doctors who are independent contractors. It is their responsibility to perform the surgeries.

MATERIAL AGREEMENT

On June 1, 2011, we entered into the Service Agreement") with Fresh Start Recovery Clinic (the "Service Provider") and Dr. Lucien Alexander ("Dr. Alexander"). In accordance with the terms and provisions of the Service Agreement: (i) we engaged the Service Provider to provide us with services in our Santa Ana Clinic consisting of providing consultation of insurance patients health and physical reports; (ii) assessment to determine if the patient is a candidate for receiving a Naltrexone Implant; (iii) if the patient qualified for receipt of a Naltrexone Implant, implant services for the Naltrexone Implant would be provided together with postoperative care; (iv) teach other doctors that may be contracted by the Service Provider how to do the implant procedure; and (v) to be a strong advocate for the Fresh Start Private Management program.

In February of 2013, a dispute arose between us and the Service Provider, in particular Dr. Alexander, regarding matters relating to accounting and compensatory funds due and owing us under the terms and provisions of the Service Agreement. We retained counsel and the issuers were fully addressed. It was determined that certain errors had been made and constituted a breach of the Service Agreement.

Therefore, on April 13, 2013, we entered into a settlement agreement with Dr. Alexander (the "Settlement Agreement"). In accordance with the terms and provisions of the Settlement Agreement: (i) the Service Agreement involving Dr. Alexander was terminated; (ii) a new service provider would assume the responsibilities of Dr. Alexander pursuant to which Dr. Alexander would transfer all of his right, title and interest in and to ownership of the Fresh Start Clinic to California licensed Dr. George Fallieras for a payment of $10,000.00 and provide tail coverage on the existing policy for two years; (iii) Dr. Alexander would agree to waive any and all now or hereinafter contractual claims to monies he would have been owed from all pending insurance payments and as his role as medical director and that such funds shall be retained by us.

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

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding oversees, primarily from Australia, where officers have performed services in the past) and the market fluctuations effect on our stock price could limit our ability to obtain equity financing.

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

We purchase the Naltrexone implant from a single  source and our business and operating results could be harmed if our supplies were delayed or constrained or if our contractual relationship with Trinity Rx was harmed.

We are dependent on Trinity Rx for the key component of our treatment program involving the Naltrexone implant. In the event our contractual relationship with Naltrexone is harmed or if for some reason the supply of Naltrexone becomes limited or unavailable through Trinity Rx, our operations would be substantially impacted. This would harm our business, financial condition and operating results. Moreover, if the supply of the Naltrexone implant were to be delayed or constrained, we may be unable to find a new supplier on acceptable terms or at all and delivery of the Naltrexone implant could be substantially delayed.

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

Our future success is dependent, in part, on the performance and continued service of Dr. Jorge Andrade Jr., our Chief Executive Officer and Director,  Neil Muller, our President and Director, Lourdes Felix, our Chief Financial Officer and Director, and Brady Granier, our Director. Without their continued service, we may be forced to interrupt or eventually cease our operations.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Dr. Jorge Andrade Jr., our Chief Executive Officer and director, and Neil Muller, our President and director, and Lourdes Felix, our Chief Financial Officer. Without their continued service, we may be forced to interrupt or eventually cease our operations. The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

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

Our officers and directors currently own approximately 20.7% of our outstanding common stock and has significant control over shareholder matters, such as election of directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

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

ITEM 2 – PROPERTIES

 We do not own any real estate or other physical properties material to our operations.  We operate from leased space. Our executive offices are located at 720 North Tustin Avenue, Suite 206, Santa Ana, California 92705, and our telephone number is (714) 541-6100. We lease this property. Our lease commenced effective September 1, 2012 for a term of three years, with an option to extend the lease for 36 months.    The base rent is $4,309 per month.

ITEM 3 - LEGAL PROCEEDINGS

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

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2012	0.012	0.012
September 30, 2012	0.018	0.017
June 30, 2012	0.02	0.015
March 31, 2012	0.034	0.025
December 31, 2011	0.058	0.01
September 30, 2011	0.12	0.031
June 30, 2011	0.49	0.055
March 31, 2011	0.365	0.149

As of April 15, 2013, 115,368,501 shares of our common stock were issued and outstanding.

Holders

As of April 15, 2013, there were approximately 54 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan, the Fresh Start Private Management Inc. 2012 Stock Option Plan (the “Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	25,000,000	-	25,000,000
Total	25,000,000	-	25,000,000

2012 Stock Option Plan

On November 30, 2012, our Board of Directors authorized and approved the adoption of the Plan effective November 30, 2012 under which an aggregate of 25,000,000 of our shares may be issued.

During fiscal year ended December 31, 2012, we granted an aggregate 9,000,000 Stock Options to our officers and directors and certain consultants.

The purpose of the Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 20,000,000 shares as at the date of adoption by the Board of Directors of the Plan. At the time a Stock Option is granted under the Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period, any unexercised Stock Option shall expire.

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or the limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness, may be subject to such conditions, restrictions and contingencies as may be determined.

`

 Incentive Stock Options

The Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of our common shares, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

As of the date of this Annual Report, no Stock Options have been exercised.

Registration Statement

We filed a registration statement on Form S-8 dated November 14, 2012 (the “Registration Statement”) registering an aggregate of 25,000,000 shares of our common stock underlying the Stock Options. We granted an aggregate of  9,000,000 Stock Option as registered under the Registration Statement.

Recent Sales of Unregistered Securities

None

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

Business Overview

Through our wholly owned subsidiary, we are an alcoholism rehabilitation and treatment center headquartered in Santa Ana, California. We were established in January 2010 and currently operating in Santa Ana, California. Our alcohol rehabilitation program consists of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life counseling sessions from specialized counselors.

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

FSP was incorporated under the laws of the State of Nevada on July 8, 2009.  FSP is an existing alcohol treatment center headquartered in Santa Ana, California, with clinical operations in California. It was established in January 2010, and is currently seeking funding in order to begin expansion to locations across the United States.  Future locations are yet unidentified and costs of expansion will vary as the cost of facilities, licensing, and qualified personnel vary greatly in areas outside of California.  The current focus of the Company is on the California clinic and and expansion.  Costs of expansion will be reviewed in detail once that process is complete.  FSP has developed a unique alcohol treatment philosophy that provides alcoholics with the comprehensive treatment and rehabilitation they need.  FSP is committed to continuing to provide excellent rehabilitation services to clients nationwide as it expands its network of clinics.

 Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	2012	2011
Net Sales	$868,161	$771,762
Cost of Sales	402,482	400,414
Gross Profit (Loss)	465,679	371,348
Total Operating Expenses	(1,086,383)	(714,874)
Net Interest Expense	(260,246)	(65,440)
Loss on change in derivative liability	(1,269)	-
Income taxes	(1,600)
Net Loss	$(885,807)	$(408,967)

Year Ended December 31, 2012  Compared with Year Ended December 31, 2011

Sales

Sales for the year ended December 31, 2012 were $868,161, compared with $771,762 for the year ended December 31, 2011, reflecting an increase of 12%.  Advertising promoting the services of the Company for the year ended December 31, 2012 and 2011 were $100,624 and $270,820, respectively, reflecting a decrease of 62% which directly impacts the growth of our revenues.

The decrease in revenues is directly related to an advertising contract in 2011 that resulted in a significant increase in patients.  Under the agreement, the contractor is compensated per patient enrol1ment, directly increasing revenues.

Cost of Sales

Cost of sales for the year ended December 31, 2012 were $402,482 compared with $400,414 for the year ended December 31, 2011, reflecting an increase of 0.5%.  The cost of sales in 2012 were impacted by the related to our  sales .

Gross Profit

Gross profit percentage for the year ended December 31, 2012 was 53.6% compared to 48.1% for the year ended December 31, 2011.  The gross profit percentage increase reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired through the advertising contract that have a higher patient fee while incurring the same medical and therapist costs.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2012 and 2011 were $1,086,383 and $714,874 reflecting an increase of 52%.  Specifically, comparing the year ended December 31, 2012 to December 31, 2011, consulting fees increased from $146,257 to $516,975, accounting fees decreased from $49,473 to $45,123, advertising decreased from $270,820 to $100,629, and rent increased from $36,859 to $44,899.  In addition, we incurred $259,148 as stock based compensation in 2012 compared to nil in 2011  As mentioned above, the advertising increase in 2011 was from the execution of the advertising contract that directly resulted in additional patients being serviced by the Company.

Interest Expenses

Interest expense for the year ended December 31, 2012 and 2011 were $260,246 and $65,440, respectively, reflecting additional costs incurred from our 2012 borrowings.

Income taxes

Income taxes for the year ended December 31, 2012 and 2011 were $1,600 and $-0-, respectively.

The components of the income tax provisions for 2012 and 2011 are as follows:

	2012	2011
Current provision:
Federal	$ -	$ -
State	1,600	-
	1,600	-
Deferred benefit:
Federal	(290,248)	(139,049)
State	(75,465)	(36,153)
	(365,713)	(175,201)

Change in valuation allowance	365,713	175,201

Total provision	$ 1,600	$ -

The difference between the income tax provision and income taxes computed using a U.S. federal income tax rate of 34% consisted of the following:

	2012	2011

Provision at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.8%	5.8%
Other	1.3%	0.0%
Change in valuation allowance	-41.4%	-39.8%

Total	-0.2%	0.0%

19 Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred taxes as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$ 818,573	$ 255,867
Share-based compensation	62,039	-
Other	11,298	42,740

Total deferred tax assets	891,910	298,607
Valuation Allowance	(664,320)	(298,607)
	227,590	-
Deferred tax liabilities:
Tax deductible licensing agreement	(132,300)	-
Accrual to cash	(94,516)	-
Other	(774)	-

Total deferred tax liabilities	(227,590)	-

Net deferred tax assets(liabilities)	$ -	$ -

A full valuation allowance has been provided against the Company's deferred tax assets at
December 31, 2012, as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has federal and California net operating losses (NOLs) of approximately $1,910,769 and
$1,910,769, respectively, which begin to expire in the years beginning in 2029 and 2029 for federal and state purposes, respectively. Pursuant to Section 382 of the Internal Revenue Code, use of the
Company's NOLs and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2027 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740, Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2012. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

Interest and penalties associated with unrecognized tax benefits are recorded in nonoperating income and expenses and selling, general and administrative expenses, respectivley. As of December 31, 2012, the
Company did not have any accrued interest or penalties associated with any unrecognized tax benefits. As of December 31, 2012, the Company's federal tax returns are open to audit under the statute of limitations for the years 2009 and later, and the Company's state tax returns generally are open to audit under statutes of limitations for the years 2009 and later. However, if NOLs that originated in earlier tax years are utilized in the future, the amount of such NOLs from those earlier years remain subject to review by tax authorities.

Net Loss

For the year ended December 31, 2012, the Company experienced a loss of $885,807 compared with a net loss of $408,967 for the year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of approximately $6,002. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2012	2011
Net cash used in operating activities	$(927,758)	$(129,290)
Net cash used in investing activities	(75,820)	(4,169)
Net cash provided by financing activities	1,007,923	127,988
Net increase (decrease) in cash	4,345	(5,471)
Cash and cash equivalents, beginning of period	1,657	7,128
Cash, end of period	$6,002	$1,657

Currently we have no material commitments for capital expenditures as of the end of the year ending December 31, 2012. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash used in operating activities increased by $799,368 for the year ended December 31, 2012 compared to 2011 primarily due to the Company’s increase in loss incurred as compared to the prior year.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $70,751 for the year ended December 31, 2012 compared to of 2011 primarily by the acquisition of treasury shares of $75,000, net with a reduction in purchase of fixed assets.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $879,935 for the year ended December 31, 2012 compared to 2011 due to increased proceeds from lender advances, convertible and other notes payable, net offset by short-term loan repayments to related parties.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2012 and December 31, 2011, the Company has a working capital deficit of $1,141,259 and $499,688, and an accumulated deficit of $1,598,591 and $712,784.  The Company’s revenues have decreased from 2011 to 2012.  We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing.  There can be no assurance that the Company will be successful in these situations in order to continue as a going concern.  The Company is funding its operations by additional borrowings and  some shareholder advances.

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

Revenue Recognition

The Company generates revenue from services. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2012 and 2011, $100,629 and $270,820 advertising costs have been incurred.

Cash and Cash Equivalents

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

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has  variable conversion rates  to the exercise price , which prohibit the Company from determining the number of shares needed to settle the conversion of the debt.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESH START PRIVATE MANAGEMENT INC.

_____________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Fresh Start Private Management, Inc.

We have audited the accompanying consolidated balance sheet of Fresh Start Private Management, Inc. (the "Company")  as of December 31, 2012, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Start Private Management, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kling & Pathak LLP

Cerritos, California

April 15, 2013

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash	$ 6,002	$ 1,657
Accounts receivable, net	1,074,552	528,769
Prepaid expenses	24,317	4,195
Total current assets	1,104,871	534,621

Property and equipment, net	5,342	6,510

Other assets:
Licensing agreement	3,970,575	3,970,575
Deposits	2,278	2,278

Total assets	$ 5,083,066	$ 4,513,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 615,304	$ 631,461
Due to factor	154,990	200,956
Income taxes payable	1,600	-
Deferred revenue	262,938	-
Advances from lenders	885,000	-
Convertible note payable, net of debt discount	5,708	-
Notes payable, net of debt discount	95,736	-
Notes payable, related party	144,815	191,892
Derivative liability	80,039	-
Total current liabilities	2,246,130	1,024,309

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 100,768,501 and 118,141,938 shares issued and outstanding as of December 31, 2012 and 2011, respectively	100,769	118,142
Common stock subscribed	100,000	100,000
Additional paid in capital	4,234,758	3,984,317
Deficit	(1,598,591)	(712,784)
Total stockholders' equity	2,836,936	3,489,675

Total liabilities and stockholders' equity	$ 5,083,066	$ 4,513,984

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011
Sales, net	$ 868,161	$ 771,762
Cost of sales	402,482	400,414

Gross profit	465,679	371,348

Operating expenses:
Selling, general and administrative	1,086,383	712,683
Depreciation and amortization	1,988	2,191
Total operating expenses	1,088,371	714,874

Net loss from operations	(622,692)	(343,527)

Other income (expenses):
Interest expense	(260,246)	(65,440)
Loss on change in fair value of derivative liability	(1,269)	-

Net loss before income taxes	(884,207)	(408,967)

Income taxes (benefit)	1,600	-

Net loss	$ (885,807)	$ (408,967)

Net loss per common share, basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding, basic and diluted	106,153,613	50,556,418

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

				Additional
	Common stock		Common stock	Paid in	Retained earnings
	Shares	Amount	Subscribed	Capital	(deficit)	Total
Balance, December 31, 2010	37,000,000	$ 37,000	$ -	$ -	$ (209,714)	$ (172,714)
Common stock issued in connection with the share exchange transaction and effect of recapitalization	75,469,688	75,470	100,000	-	(94,103)	81,367
Common stock issued in settlement of acquired license	5,672,250	5,672	-	3,964,903	-	3,970,575
Donated capital	-	-	-	19,414	-	19,414
Net loss	-	-	-	-	(408,967)	(408,967)
Balance, December 31, 2011	118,141,938	118,142	100,000	3,984,317	(712,784)	3,489,675
Common stock re-acquired and canceled, net with fees and related costs	(24,000,000)	(24,000)	-	(51,000)	-	(75,000)
Common stock issued in connection with notes payable	1,400,000	1,400	-	35,700	-	37,100
Common stock issued for services rendered	4,506,563	4,507	-	109,825	-	114,332
Stock based compensation	-	-	-	37,228	-	37,228
Fair value of vested employee options	-	-	-	107,588	-	107,588
Common stock issued in settlement of interest	720,000	720	-	11,100	-	11,820
Net loss	-	-	-	-	(885,807)	(885,807)
Balance, December 31, 2012	100,768,501	$ 100,769	$ 100,000	$ 4,234,758	$ (1,598,591)	$ 2,836,936

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (885,807)	$ (408,967)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	1,988	2,191
Amortization of debt discount	26,544	-
Provision for doubtful accounts	380,030	-
Non cash interest	20,770	-
Stock based compensation	259,148	-
Common stock issued in settlement of interest	11,820	-
Contributed capital		19,414
Loss on change of fair value of derivative liability	1,269	-
Changes in operating assets and liabilities:
Accounts receivable	(925,813)	(528,769)
Prepaid expenses	(20,122)	(4,195)
Accounts payable and accrued expenses	(16,157)	597,480
Due to factor	(45,966)	200,956
Income taxes payable	1,600	-
Deferred revenue	262,938	(6,500)
Net cash used in operating activities	(927,758)	(128,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and cancellation of treasury shares	(75,000)	-
Cash acquired with acquisition	-	1,116
Purchase of equipment	(820)	(3,907)
Payment of long term deposit	-	(2,278)
Net cash used in investing activities	(75,820)	(5,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	112,000	-
Net proceeds from convertible notes payable	58,000	-
Net proceeds from notes payable, related party	-	127,988
Net proceeds from lender advances	885,000	-
Net repayments of notes payable, related party	(47,077)	-
Net cash provided by financing activities	1,007,923	127,988

Net increase (decrease) in cash	4,345	(5,471)
Cash, beginning of the period	1,657	7,128

Cash, end of period	$ 6,002	$ 1,657

Supplemental disclosures of cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non cash financing activities:
Common stock issued in in settlement of convertible notes payable	$ 37,100	$ -

See the accompanying notes to the consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 –BUSINESS AND RECAPITALIZATION

Fresh Start Private Management, Inc. through its wholly owned subsidiary Fresh Start Private, Inc. provides an innovative alcoholism treatment program that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends.

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

Basis of presentation

The consolidated financial statements include the accounts of Fresh Start Private Management, Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the “Company” or “Fresh Start”). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.

Revenue Recognition

The Company generates revenue from services. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. The Company defers any revenue for which the  services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $866,315 and $486,285 as of December 31, 2012 and 2011, respectively.

Fair Value Of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. See Footnote 17 for derivative liabilities.

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

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Net Loss  Per Share

The Company accounts for net loss per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.  It excludes the dilutive effects of any potentially issuable common shares.  Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator.  As of December 31, 2012, potentially dilutive shares issuances were comprised of convertible notes payable and vested employee stock options. As of December 31, 2011, the Company did not have any potentially issuable common shares.

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

As of December 31, 2012, 9,000,000 employee stock options were outstanding with 9,000,000 shares vested and exercisable, nil as of December 31, 2011.

Concentrations of Credit Risk

The Company’s financial instrument that is exposed to a concentration of credit risk is cash and cash equivalents.  Effective December 31, 2010 and extending through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC), regardless of the balance of the account. Generally, the Company’s cash in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009.  The Company’s convertible debt has

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

variable conversion rates  to the exercise price, which prohibit the Company from determining the number of shares needed to settle the conversion of the debt.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2012 and 2011, the Company has not recorded any unrecognized tax benefits.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $100,629 and $270,820 as advertising costs for the years ended December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $1,598,591 working capital deficiency of $1,141,259 and negative cash flow from operations of $927,758 at December 31, 2012 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2012 and 2011:

	2012	2011
Office equipment	$10,049	$9,229
Computer equipment	509	509
Leasehold improvements	20,014	20,014
	30,572	29,752
Less accumulated depreciation	(25,230)	(23,242)
	$5,342	$6,510

Depreciation expense charged to operations amounted to approximately $1,988 and $2,191, respectively, for the years ended December 31, 2012 and 2011.

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

At December 31, 2012 and 2011 the Company management performed an evaluation of its intangible assets (licensing rights) for purposes of determining the implied fair value of the assets at December 31, 2012 and 2011. The tests indicated that the recorded  book value of its licensing rights did not exceed its fair value for the years ended December 31, 2012 and 2011, as determined by discounted future cash flows.   Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

NOTE 6– DEFERRED REVENUE

On January 27, 2012, the Company granted licensing rights for five years in the state of Florida for $300,000 payable as the licensee performs procedures.  The licensing fees are amortized to income over the term on the license agreement.

NOTE 7– ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 net proceeds in connection with the expected issuance of convertible debt. As of December 31, 2012, the notes have yet to be executed and finalized, however, the Company accrued $66,916 as estimated interest as of December 31, 2012.

NOTE 8– CONVERTIBLE NOTE PAYABLE

On December 11, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $58,000 (the "Note"). The financing closed on December 11, 2012. .

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 13, 2013. The Note is convertible into common stock, at Asher’s option, at a 42% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. In the event the Company prepays the Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing, (iii) 125% if prepaid 61 days following the closing through 90 days following the closing and (iv) 130% if prepaid 91 days following the closing through 120 days following the closing. (v) 135% if prepaid 121 days following the closing through 150 days following the closing, (vi) 150% if prepaid 151 days following the closing through 180 days following the closing. After the expiration of 180 days following the date of the Note, the Company has no right of prepayment.

The Company has identified the embedded derivatives related to the above described Note. This embedded derivative included variable conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative as of the inception date of the Note and to fair value as of each subsequent reporting date.

At the inception of the Note, the Company determined the aggregate fair value of $78,770 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 258.65%, (3) weighted average risk-free interest rate of 0.16%, (4) expected life of 0.76 years, and (5) estimated fair value of the Company’s common stock of $0.011 per share.

The determined fair value of the embedded derivative of $78,770 was charged as a debt discount up to the net proceeds of the note with the remainder, $20,770, charged to current period operations as non-cash interest expense.

At December 31, 2012, the Company marked to market the fair value of the embedded derivative and determined a fair value of $80,039. The Company recorded a loss from change in fair value of  derivative liability of $1,269 for the year ended December 31, 2012. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 258.86%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 0.71 years, and (5) estimated fair value of the Company’s common stock of $0.012 per share.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2012 was $5,708, which was accounted for as interest expense.

NOTE 9– NOTES PAYABLE

On March 5, 2012, the Company issued an aggregate of four unsecured promissory notes payable for $11,325 each (aggregate of $45,300 due June 5, 2012 with a stated interest rate of 20% per annum, with fixed interest of $2,265 due upon maturity.   In connection with the issuance of the above described promissory notes, the Company issued 100,000 of its common stock per note (total of 400,000).

The Company recorded a debt discount of $3,000 per note based on the fair value of the Company's common stock at the issuance date of the promissory notes.  The discount is amortized ratably over the  term on the notes. As of December 31, 2012, all four promissory notes were paid in full.

On April 3, 2012, the Company issued a unsecured promissory note payable for $150,000 due April 3, 2013 with a stated interest rate of 20% per annum, which will result in a fixed interest payment of $30,000 due upon maturity.   In connection with the issuance of the above described promissory note, the Company issued 1,000,000 of its common stock.  During the year ended December 31, 2012, the Company repaid $50,000 of the unsecured promissory note.

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The Company recorded a debt discount of $25,100 based on the fair value of the Company's common stock at the issuance date of the promissory note.  The discount is amortized ratably over the  term on the notes.

NOTE 10– NOTES PAYABLE-RELATED PARTY

As of December 31, 2012 and 2011, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest

NOTE 11– STOCKHOLDERS' EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of December 31, 2012 and 2011, the Company had 100,768,501 shares and 118,141,938 shares of common stock issued and outstanding.

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

During the year ended December 31, 2012, the Company entered into consulting contracts obligating the Company to issue shares of its common stock.  As of December 31, 2012, the common shares had not been issued.  The Company accretes the fair value of the stock based obligation, determined at the inception of the agreements, over the requisite service period.  During the year ended December 31, 2012, the Company recorded $37,228 as stock based compensation.  At December 31, 2012, the Company has $179,137 remaining unrecognized compensation.

NOTE 12– STOCK OPTIONS

On December 13, 2012, the Company ratified, confirmed and approved the granting of 2012 stock options in aggregate of 9,000,000 to Jorge Andrade, Neil Muller and Lourdes Felix, officers and directors of the Company under the Company’s 2012 Stock Option Plan.  The issued options are exercisable immediately at $0.015 per share for five years.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2012 Stock Option Plan:

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.015	9,000,000	4.99	$0.015	9,000,000	$0.015

 Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2011	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2011	-	$-
Granted	9,000,000	0.015
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	9,000,000	$0.015

On November 29, 2012, the Company granted an aggregate of 9,000,000 options to purchase the Company’s common stock at an exercise price of $0.015 per share for five years to officers and directors with immediate vesting.  The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 261.40% and risk free rate of 0.63%.

The Company recorded $107,588 and nil as stock compensation expense for the years ended December 31, 2012 and 2011, respectively.

NOTE 13– RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Terranautical Global Investments (“TGI”).  TGI is a company controlled by Jorge Andrade that provides consulting services to the Company.  There is no formal agreement between the parties and is on a month to month basis.  The remuneration ranges between $5,000 and $10,000 per month depending on the services provided.  As of December 31, 2012 and December 31, 2011, TGI was paid $52,500 and $33,500 as consulting fees.  As of December 31, 2012 and 2011, there was an unpaid balance of $62,225 and $54,725, respectively.

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”).  PARS is a Company controlled by Neil Muller that provides consulting services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month.  As of December 31, 2012, $77,794 in consulting fees and $6,379 in reimbursement of expenses were paid and for December 31, 2011, $50,600 in consulting fees and $10,298 in reimbursement of expenses were paid.  As of December 31, 2012 and 2011, there was an unpaid balance of $65,774 and $51,418, respectively.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company. As of December 31, 2012 and December 31, 2011, $2,026 and $4,000 were paid in consulting fees.

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating lease

The Company's lease commenced effective September 1, 2012 for a term of three years, with an option to extend the lease for 36 months.  The base rent is $4,309 per month.

Guarantor-Factoring Agreement

August 1, 2011, Start Fresh Alcohol Recovery Clinic Inc. (the “Clinic”) entered into an agreement with a factoring company to provide a debt facility secured against the approved insurance clients of the Company.  The agreement is for one year, for a maximum facility of $500,000.  The facility bears a Funding fee equal to the greater of (i) the prime rate of interest plus 6.5% multiplied by the outstanding facility position, calculated monthly and (ii) $4,500 and a Collateral Management Fee equal to 1% of the factored accounts receivable.  If both fees are less than $6,000 per month, then the combined fee is $6,000.  Up to October 31, 2011, the aforementioned fees are capped at 50% of the greater amount. Additionally the Company is responsible for monthly maintenance fees of $350 per month and an origination fee of 3% of the facility cap or $15,000.   The Company is guarantor for this facility.  The security for the facility has been provided by way of a security interest against the receivables of the Clinic, a general security assignment over all of the assets of the Clinic and the Company and personal guarantees of two of the Company’s directors.  As of December 31,  2012, the Clinic had drawn $154,990 of the facility.

On February 26, 2013 Fresh Start Private Management, Inc. (The Company) entered into an agreement with the factoring company to repay the outstanding sum of $140,000 no later than July 31, 2013.

Consulting agreements

On April 17, 2012, the Company entered into an agreement with James Wagenbach whereby Mr. Wagenbach is to be appointed as the senior insurance specialist for the Company.  The remuneration for the services shall be (i) 750,000 shares of the Company’s common stock; (ii) a fee of $2,500 per month and (iii) the Company to pay 10% of the bonus pool (which percentage may fluctuate).  The term of the agreement is an at will, open agreement.  The Company charged the fair value of stock obligation of $22,500 to operations in 2012.

On May 24, 2012, the Company entered into an agreement with Tom Welch whereby Mr. Welch is to be appointed as the senior sales/marketing and placement specialist for the Company.  The remuneration for the services shall be (i) 450,000 shares of the Company’s common stock upon the successful placement of two positions; (ii) 300,000 shares of the Company’s common stock for assisting clinic operations; (iii) $1,000 per month and bonus compensation per insurance claim and cash paid and (iv) 10% of the bonus pool (which percentage may fluctuate).   The term of the agreement is an at will, open agreement.  The Company charged the fair value of stock obligation of $9,960 to operations in 2012.

On November 5, 2012, the Company entered into an agreement with Jeffery Goddard whereby Mr. Goddard will provide certain consulting services relating to marketing.  The remuneration for the services shall be 3,000,000 shares of the Company’s common stock.  The term of the agreement is for five years.  The Company charged the fair value of earned portion  of the stock obligation of $1,196 to operations in 2012.

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On November 9, 2012, the Company entered into an agreement with Dr. Rudi Puana whereby Dr. Puana will provide certain consulting services relating to clinical analysis and studies, speak at conventions and other meetings on behalf of the Company.  The remuneration for the services shall be (i) 500,000 shares of the Company’s common stock; (ii) 250,000 shares of the Company’s common stock upon written acceptance of the paper for publication in a journal; (iii) 1,000,000 shares of the Company’s common stock upon publication of the paper in a journal; (iv) for subsequent papers, the Company shall compensate Dr. Puana in either cash or the Company’s common stock; (v) for appearances as a consultant with multiple peers, the Company shall pay $2,000; for appearances with individuals and radio or television interviews, the Company shall pay $700 and (vi) effective January 1, 2013, 250,000 shares of the Company’s common stock for general medical consulting services.  The term of the agreement is five years. The Company charged the fair value of earned portion  of the stock obligation of $214 to operations in 2012.

On December 13, 2012, the Company entered into an agreement with Sal Amodeo whereby Mr. Amodeo will provide general consulting services on any aspects of the Naltorxone implant.  The remuneration for the services shall be 1,000,000 shares of the Company’s common stock.  The term of the agreement is for one year.  The Company charged the fair value of earned portion  of the stock obligation of $542 to operations in 2012.

On December 14, 2012, the Company entered into an agreement with Alexander Wilson whereby Mr. Wilson will provide legal advice and services for the Company.  The remuneration for the services shall be 750,000 shares of the Company’s common stock.  The term of the agreement is for one year.  The Company charged the fair value of earned portion  of the stock obligation of $416 to operations in 2012.

On December 18, 2012, the Company entered into an agreement with Timothy Jackoboice whereby Mr. Jackoboice will be designated as Chief Licensing Officer of the Company.  The remuneration for the services shall be 4,000,000 shares of the Company’s common stock.  The term of the agreement is for one year.  The Company charged the fair value of earned portion  of the stock obligation of $1,710 to operations in 2012.

On December 25, 2012, the Company entered into an agreement with John Carley whereby Mr. Carley will be designated as the Product and License Sales Manager of the Company.  The remuneration for the services shall be 3,500,000 shares of the Company’s common stock.  The term of the agreement is for one year.  The Company charged the fair value of earned portion  of the stock obligation of $690 to operations in 2012.

Settlement agreement

In February 2013 a dispute arose between the Company and one of its providers, Dr. Alexandre of Start Fresh Clinic.  The dispute was related to matters of fees due Dr. Alexandre for implant procedures performed by Dr. Alexandre.  The Company investigated the matter and it was determined by both parties that errors were made by Dr. Alexandre.  On or about April 13, 2013, the parties entered into a settlement agreement.  Under the terms of the settlement agreement, Dr. Alexandre would (i) transfer his ownership interest in Start Fresh Clinic to Dr. George Fallieras for $10,000 (ii) Dr. Alexandre will provide tail coverage on the existing policy for two years and (iii) Dr. Alexandre agreed to waive any contractual claim to amounts due Dr. Alexandre from pending medical insurance payments and his role as Medical Director of Start Fresh Clinic.  The funds in dispute shall be retained by Start Fresh Clinic.  As a result of this settlement agreement, the Company recorded a charge of $81,646 at December 31, 2012.  This amount is included in the operating expenses in the accompanying statement of operations.

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 15 - LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended December 31, 2012 and 2011:

	2012	2011
Net loss available for common shareholders	$(885,807)	$(408,967)
Loss per share (basic and assuming dilution)	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	106,153,613	50,556,418
Fully diluted	106,153,613	50,556,418

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

NOTE 16 - INCOME TAXES

The components of the income tax provisions for 2012 and 2011 are as follows:

	2012	2011
Current provision:
Federal	$ -	$ -
State	1,600	-
	1,600
Deferred benefit:
Federal	(290,248)	(139,049)
State	(75,465)	(36,153)
	(365,713)	(175,201)

Change in valuation allowance	365,713	175,201

Total Provision	$ 1,600	$ -

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 34% consisted of the following:

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

	2012	2011
Provision at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.8%	5.8%
Other	1.3%	1.3%
Change in valuation allowance	(41.4%)	(39.8%)

Total	(0.2%)	0.0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred taxes as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$ 818,573	$ 255,867
Share-based compensation	62,039	-
Other	11,298	42,740

Total deferred tax assets	891,910	298,607
Valuation allowance	(664,320)	(298,607)
	227,590	-

Deferred tax liabilities:
Tax deductible licensing agreement	(132,300)	-
Accrual to cash	(94,516)	-
Other	(774)	-

Total deferred tax assets (liabilities)	(227,590)	-

Net deferred tax assets (liabilities)	$ -	$ -

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2012 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has federal and California net operating losses (NOLs) of approximately $1,910,769 and $1,910,769, respectively which begin to expire in the years beginning in 2029 and 2029 for federal and state purposes, respectively.  Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2027 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740. Income Taxes, regarding accounting for uncertainty in income taxes.  Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled.  There are no unrecognized benefits related to uncertain tax positions as of December 31, 2012.  The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

Interest and penalties associated with the unrecognized tax benefits are recorded in nonoperating income and expenses and selling, general and administrative expenses, respectively.  As of December 31, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.  As of December 31, 2012, the Company’s federal tax returns are open to audit under the statute of limitations for the years 2009 and later, and the Company’s state tax returns generally are upon to audit under statues of limitations for the years 2009 and later.  However, if NOLs that originated in earlier years are utilized in the future, the amount of such NOLs from those earlier years remain subject to review by tax authorities.

NOTE 17 - FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2012, the Company had a convertible note payable with embedded derivatives that are required to be recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Derivative Liability
Balance, December 31, 2011	$-
Total (gains) losses
Initial fair value of debt derivative at note issuance	78,770
Mark-to-market at December 31, 2012:
Embedded debt derivative	1,269
Balance, December 31, 2012	$80,039

Net Loss for the year included in earnings relating to the liabilities	$(1,269)

FRESH START PRIVATE MANAGEMENT, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 18 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 15, 2013, the date the financial statements were available to be issued, and has determined that there are no other events to disclose other than the following:

On January 7, 2013, the Company issued an aggregate of 14,500,000 shares of its common stock pursuant to 2012 consulting contracts (See note 14 above)

On January 31, 2013, the contract between Clear Channel and the Company termed.

On February 20, 2013, the Company issued 100,000 shares of its common stock for services rendered.

On April 13, 2013, the Company entered into a settlement agreement with Dr. Lucien Alexandre – See Note 14.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On November 14, 2012, we dismissed Wilson Morgan LLP, as our independent registered public account firm. On the same date, the accounting firm of  Kling & Pathak LLP was engaged as our new independent registered public accounting firm. The our Board of Directors and Audit Committee approved of the dismissal of Wilson Morgan LLP and the engagement of Kling & Pathak LLP as its independent auditor.

None of the reports of Wilson Morgan, LLP on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2011 a going concern qualification in the registrant's audited financial statements. We have had no disagreements with Wilson Morgan, LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Wilson Morgan, LLP satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we appointed Lourdes Felix as our Chief Financial Officer to appropriately address non-routine or complex accounting matters. In addition, we have engaged an outside accounting consultant to provide additional knowledgeable personnel with technical accounting expertise to further support the current accounting personnel at the Company.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012 for the reasons discussed above.

This annual report does not include an attestation report by Kling & Pathak, LLP, our independent registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 15, 2013 are set forth below:

Name	Age	Positions
Dr. Jorge Andrade Jr. , CEO, Treasurer, Principal Executive Officer, Secretary since November 22, 2010; Chief Accounting officer from November 22, 2010 to October 1, 2012 CEO, CEO, President and Secretary of Fresh Start Private since July 9, 2009	41	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Neil Muller President since November 22, 2010; Treasurer of Fresh Start Private since July 9, 2009	52	President and Director
Lourdes Felix, Chief Financial Officer since October 1, 2012	45	Chief Financial Officer
Brady J. Granier	40	Director

Dr, Jorge Andrade Jr., Chief Executive Officer, Secretary, Treasurer and Director

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

Neil Muller, President and Director

Mr. Neil Muller has more than 20 years’ experience in the field of property development, commercial and residential sales and business management. Neil graduated with   his bachelor degree in business management at Sydney University.

For the last 5 years Mr. Muller has been developing and working with Fresh Start Private Australia alcohol recovery program.  Mr. Muller estimates that approximately 80% of his time is spent with Fresh Start Private, Inc. and 20% with Premier Aftercare Recovery Services, a firm controlled by Mr. Muller for care subsequent to completion of a recovery program.

Lourdes Felix, Chief Financial Officer, Director

Since October  1, 2012 , Ms. Felix is the Chief Financial Officer of the Company and as of March 7, 2013 appointed to the Board of Directors.  Ms. Felix has been instrumental in assisting in capital procurement and implementing an audit committee. Ms. Felix is a corporate finance executive offering over fifteen years of combined experience in public accounting and in the private sector in building, leading, and advising corporations through complex restructurings.  She is thoroughly experienced in guiding troubled companies to greater efficiency and profitability. Ms. Felix has acquired expertise in securities laws and knowledge of SOX requirements. She has worked with private and public SEC reporting companies.

Ms. Felix was previously the controller for a mid-size public accounting firm for over seven years and was responsible for the operations and financial management of regional offices.  Her experience includes a wide variety of industries including advertising, marketing, non-profit organizations, medical practices, mortgage banking, manufacturing and SEC reporting companies.  She has assisted companies with documented contributions leading to improved financial performance, heightened productivity, and enhanced internal controls.

Ms. Felix is very active in the Hispanic community and speaks fluent Spanish. Ms. Felix holds a Bachelor of Science degree in Business Management and Accounting from University of Phoenix.

Brady J. Granier, Director

During the prior twelve years, Mr. Granier has been involved in sales management, media sales and business development. As of the date of this Current Report, Mr. Granier is employed at Clear Channel Media & Entertainment (“CCME”), where he has served in several positions from Account Executive to Director of Business Development and Local Sales Manager. Mr. Granier has also served as the Healthcare Cateogy Manager for the Los Angeles division of CCME, the largest media company in the United States. During his tenure at CCME and other media companies, Mr. Granier worked on marketing campaigns for local businesses and physicians, as well as for National brands such as Neutrogena, New Line Cinema, Paramount Pictures, Samsung, AT&T, Coke, Dr Pepper, Hansen’s, Honda, MGM, Universal Studios and more. He also managed endorsements on the radio for Ryan Seacrest. In 2006, Mr. Granier received the coveted Pinnacle Award from CCME for being the top sales executive in the Western region. While serving as Director of Business Development, Mr. Granier grew new business by 49% in his first year in that role. Mr. Granier currently acts as Local Sales Manager for 98.7 FM and KIIS FM in Los Angeles. KIIS FM is currently the highest billing local radio station in the United States.

Mr. Granier was born and raised in the heart of Cajun Country in Southeast Louisiana where he starting working at the age of eleven to help support his single mother and younger brother. After graduating with honors from high school, Mr. Granier attended college at Nicholls State University in Thibodaux, LA. Mr. Granier earned his Bachelor of Science Degree in Nursing in 1995 and was a member of Sigma Theta Tau Honor Society and Phi Kappa Theta. During his nursing career, Mr. Granier specialized in the critical care areas of ER/ICU/CCU and CICU. He also moonlighted as a home health nurse, critical care air transport nurse, and TV studio set medic. In 1996, Mr. Granier moved to California as a travel nurse and spent most of his remaining years in healthcare as the charge nurse in the emergency room at White Memorial Hospital in downtown Los Angeles. Mr. Granier continues to reside in the Los Angeles area with his family. Mr. Granier has also been a volunteer with Big Brothers of America.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2012 and 2011.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)
Neil Muller, President since November 22, 2010; Treasurer of Fresh Start Private since July 9, 2009	2012 2011	0 0	0 0	47,817 0	0 0	0 0	0 0	77,794 0	125,611 0
Dr. Jorge Andrade, CEO, Treasurer, Principal Executive Officer, Secretary since November 22, 2010 CEO, CEO, President and Secretary of Fresh Start Private since July 9, 2009	2012 2011	0 0	0 0	47,817 0	0 0	0 0	0 0	52,500 0	100,317 0

There has been no cash payment paid to the named executive officers for services rendered in all capacities to us for the period ended December 31, 2012.

(1)

On November 29, 2012, the Company granted 4,000,000 options to purchase the Company’s common stock at $0.015 per share, vesting immediately for five years to Mr. Muller and Mr. Andrade

Option/SAR Grants in Fiscal Year Ended December 31, 2012

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Jorge Andrade	11/29/2012	4,000,000	$0.015	$47,817

Neil Muller	11/29/2012	4,000,000	$0.015	$47,817

Lourdes Felix	11/29/2012	1,000,000	$0.015	$11,954

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2012.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Jorge Andrade	4,000,000	-	$0.015	11/29/2017

Neil Muller	4,000,000	-	$0.015	11/29/2017

Lourdes Felix	1,000,000	-	$0.015	11/29/2017

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised during fiscal 2012 by the named executive officers.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2012 under any long-term incentive plan.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

On February 15, 2013, the Company adopted a Executive Management Bonus plan, which includes corporate revenue, license revenue and royalty revenue from which the bonus shall be calculated.

On February 28, 2013, we entered into one year Executive Service Agreement with TGI which is controlled by our Chief Executive Officer, Jorge Andrade pursuant to which the parties agreed to (i) Andrade to provide certain executive services commensurate with his position as Chief Executive Officer; (ii) the Company shall pay Andrade an annual salary of $200,000 and grant 4,000,000 stock options and (iii) Andrade shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013.

On February 28, 2013, we entered into one year Executive Service Agreement with Felix Financial Enterprise, LLC controlled by our Chief Financial Officer, Lourdes Felix pursuant to which the parties agreed to (i) Felix to provide certain executive services commensurate with his position as Chief Financial Officer; (ii) the Company shall pay Felix an annual salary of $150,000 and grant 1,000,000 stock options and (iii) Felix shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013.

On February 28, 2013, we entered into one year Executive Service Agreement with PARS controlled by our President, Neil Muller pursuant to which the parties agreed to (i) Muller to provide certain executive services commensurate with his position as President; (ii) the Company shall pay Muller annual salary of $200,000 and grant 4,000,000 stock options and (iii) Muller shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013.

Director Compensation

We have not compensated our Directors during fiscal 2012.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 720 North Tustin Avenue, Suite 206, Santa Ana, California 92705.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Dr. Jorge Andrade Jr.	10,500,000	9.1%
Common Stock	Neil Muller	9,000,000	7.8%
All directors and executive officers as a group (2 persons)		19,500,000	16.9%

Common Stock	Michael Cetrone	45,000,000	39.0%
	1001 Boundary Road Elk, Washington 99009

Common Stock	Trinity Rx Solutions, LLC 217-21 Rockaway Point Blvd. Breezy Point, New York 11697	5,672,250	4.9%

(1) As of April 15, 2013, we have 115,368,501 shares of common stock outstanding.

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

As of December 31, 2012 and 2011, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest.

	2012	2011
Jorge Andrade	$92,695	$103,820
Neil Muller	35,807	71,759
	$128,502	$175,579

Consulting agreement with Terranautical Global Investments (“TGI”).

The Company has a consulting agreement with Terranautical Global Investments (“TGI”).  TGI is a company controlled by Jorge Andrade that provides consulting services to the Company.  There is no formal agreement between the parties and is on a month to month basis.  The remuneration ranges between $5,000 and $10,000 per month depending on the services provided.  As of December 31, 2012 and December 31, 2011, TGI was paid $52,500 and $33,500 as consulting fees.  As of December 31, 2012 and 2011, there was an unpaid balance of $62,225 and $54,725, respectively.

Consulting agreement with Premier Aftercare Recovery Service, (“PARS”).

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”).  PARS is a Company controlled by Neil Muller that provides consulting services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month.  As of December 31, 2012, $77,794 in consulting fees and $6,379 in reimbursement of expenses were paid and for December 31, 2011, $50,600 in consulting fees and $10,298 in reimbursement of expenses was paid.  As of December 31, 2012 and 2011, there was an unpaid balance of $65,774 and $51,418, respectively.

Consulting agreement with West Coast Health Consulting, Inc.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company. As of December 31, 2012 and December 31, 2011, $2,026 and $4,000 were paid in consulting fees.

We do not believe there is a conflict of interest in the related entity transactions above, as those particular services are not anticipated to be provided by Fresh Start Private and will be outsourced to other entities in the future.

Jorge Andrade was paid a consulting fee of $2,500 for the year ended December 31, 2011 for work on the merger of FSP and FSPM.

During Fiscal Year 2012, there were no other material transactions between the Company and any Officer, Director or related party and the Company other than as described herein. With the exception of the transactions with Dr. Andrade and Dr. Muller, no other of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

- Any person proposed as a nominee for election as a director;

- Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

- Any relative or spouse of any of the foregoing persons who have the same house as such person.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2012, including review of our interim financial statements were $39,000 Audit fees in respect of 2011 financial statements were $39,000.

Audit Related Fees. We incurred fees to our independent auditors of $0 for audit related fees during the fiscal years ended December 31, 2012, which relates to filings with the SEC related to our recent reverse merger, and $-0- for 2011.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2012 and 2011.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Share Exchange Agreement, dated October 31, 2011, by and among the Company, the Company’s former principal stockholder, FSP and the former principal shareholders of FSP.(1)
3.1	Articles of Incorporation. (2)
3.2	Certificate of Amendment to Articles of Incorporation. (2)
3.3	By Laws. (2)
10.1	Termination Agreement, dated October 31, 2011, by and among the Company, FSP and Muller.(1)
10.2	Agreement for Service, dated June 1, 2011, by and between FSP and Start Fresh Alcohol Recovery Clinic, Inc.(1)
10.3	License Agreement, dated September 7, 2010, by and between FSP and Trinity Rx Solutions, LLC. (1)
10.4	Agreement for Service, dated January 1, 2010, by and between FSP and New Ways, Inc. (1)
10.5	Advertising Agreement, dated February 1, 2011, by and between FSP and Clear Channel Broadcasting. (1)
10.6	Promissory Note dated August 5, 2010 (1)
10.7	Purchase Agreement, dated August 1, 2011 between FSP and Harborcove Fund I, LP (1)
10.8	Asher Note Payable dated December 11, 2013, incorporated herein

(1) Incorporated herein by reference to the Company's Form 8K/A filed on February 9, 2012

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on September 9, 2008.

The following exhibits are included herein or incorporated by reference:

Exhibit	Description

10.9	Settlement Agreement Dr. Alexandre

23.1	Consent of Wilson Morgan LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Dr. Jorge Andrade

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Lourdes Felix

32.1	Certification of Dr. Jorge Andrade pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Lourdes Felix pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FRESH START PRIVATE MANAGEMENT, INC.

Date: April 15, 2013	By:	/s/ Dr. Jorge Andrade
Dr. Jorge Andrade Chief Executive Officer, Secretary and Director
Date: April 15, 2013	By:	/s/ Lourdes Felix
Lourdes Felix Chief Financial Officer and Director