Form 10-Q
period 2013-03-31
FRESH START PRIVATE MANAGEMENT, INC.
filed 2013-05-15
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 15, 2013, there were 115,368,501 shares of registrant’s common stock outstanding.

FRESH START PRIVATE MANAGEMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$127,940	$6,002
Accounts receivable, net	1,316,518	1,074,552
Prepaid expenses	152,019	24,317
Total current assets	1,596,477	1,104,871

Property and equipment, net	9,273	5,342

Other assets:
Licensing agreement	3,970,575	3,970,575
Deposits	2,278	2,278

Total assets	$5,578,603	$5,083,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$685,920	$615,304
Due to factor	98,405	154,990
Income tax payable	-	1,600
Deferred revenue	388,152	262,938
Advances from lenders	885,000	885,000
Convertible note payable, net of debt discount	23,116	5,708
Notes payable, net of debt discount	289,036	95,736
Notes payable, related party	124,115	144,815
Derivative liability	117,970	80,039
Total current liabilities	2,611,714	2,246,130

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 115,368,501 and 100,768,501 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	115,369	100,769
Common stock subscribed	100,000	100,000
Additional paid in capital	4,404,755	4,234,758
Deficit	(1,653,235)	(1,598,591)
Total stockholders' equity	2,966,889	2,836,936

Total liabilities and stockholders' equity	$5,578,603	$5,083,066

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2013	2012
Sales, net	$387,209	$260,883
Cost of sales	79,106	159,339

Gross profit	308,103	101,544

Operating expenses:
Selling, general and administrative	252,124	113,886
Depreciation and amortization	655	487
Total operating expenses	252,779	114,373

Net income (loss) from operations	55,324	(12,830)

Other income (expenses):
Gain on settlement of debt	17,000	-
Interest expense	(89,037)	(6,011)
Loss on change in fair value of derivative liability	(37,931)	-

Net loss before income taxes	(54,644)	(18,841)

Income taxes (benefit)	-	-

Net loss	$(54,644)	$(18,841)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	114,184,057	118,141,938

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(unaudited)

			Common	Additional	Retained
	Common stock		stock	Paid in	earnings
	Shares	Amount	Subscribed	Capital	(deficit)	Total
Balance, December 31, 2012	100,768,501	100,769	100,000	4,234,758	(1,598,591)	2,836,936
Common stock issued for services rendered	14,500,000	14,500	-	155,847	-	170,347
Common stock issued in legal settlement	100,000	100	-	2,900	-	3,000
Common stock issuable in connection with note payable	-	-	-	11,250	-	11,250
Net loss	-	-	-	-	(54,644)	(54,644)
Balance, March 31, 2013	115,368,501	$115,369	$100,000	$4,404,755	$(1,653,235)	$2,966,889

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,644)	$(18,841)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	655	487
Amortization of debt discount	21,958	3,391
Gain on settlement of debt	(17,000)	-
Stock based compensation	29,587	-
Loss on change of fair value of derivative liability	37,931	-
Changes in operating assets and liabilities:
Accounts receivable	(241,966)	(374,205)
Prepaid expenses	13,058	-
Accounts payable and accrued expenses	90,616	25,576
Income taxes payable	(1,600)	-
Due to factor	(56,585)	40,541
Deferred revenue	125,214	289,644
Net cash used in operating activities	(52,776)	(33,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,586)	-
Net cash used in investing activities	(4,586)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	200,000	45,300
Repayments of notes payable, related party	(20,700)	(12,996)
Net cash provided by financing activities	179,300	32,304

Net increase (decrease) in cash	121,938	(1,103)
Cash, beginning of the period	6,002	1,657

Cash, end of period	$127,940	$554

Supplemental disclosures of cash flow information:
Interest paid	$29,415	$-
Taxes paid	$-	$-

Non cash financing and operating activities:
Common stock issued in in settlement of outstanding accounts payable	$3,000	$-
Stock for services	$170,347	$-
Stock with debt	$11,250	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 1 - BUSINESS AND RECAPITALIZATION

Fresh Start Private Management, Inc. through its wholly owned subsidiary Fresh Start Private, Inc. ("we", "us", "our", "the Company") provides an innovative alcohol treatment program that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013.

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

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation and the fair value of other equity and debt instruments.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $886,752 and $866,315 as of March 31, 2013 and December 31, 2012, respectively.

Fair Value Of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. See Footnote 8 for derivative liabilities.

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

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of March 31, 2013, potentially dilutive shares issuances were comprised of convertible notes payable and vested employee stock options. As of March 31, 2012, the Company did not have any potentially issuable common shares.

Concentrations of Credit Risk

The Company’s financial instrument that is exposed to a concentration of credit risk is cash and cash equivalents. Generally, the Company’s cash in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has variable conversion rates to the exercise price, which prohibit the Company from determining the number of shares needed to settle the conversion of the debt.

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

Guarantor-Factoring Agreement

August 1, 2011, Start Fresh Alcohol Recovery Clinic Inc. (the “Clinic”) entered into an agreement with a factoring company to provide a debt facility secured against the approved insurance clients of the Company. The agreement is for one year, for a maximum facility of $500,000. The facility bears a Funding fee equal to the greater of (i) the prime rate of interest plus 6.5% multiplied by the outstanding facility position, calculated monthly and (ii) $4,500 and a Collateral Management Fee equal to 1% of the factored accounts receivable. If both fees are less than $6,000 per month, then the combined fee is $6,000. Up to October 31, 2011, the aforementioned fees are capped at 50% of the greater amount. Additionally the Company is responsible for monthly maintenance fees of $350 per month and an origination fee of 3% of the facility cap or $15,000. The Company is guarantor for this facility. The security for the facility has been provided by way of a security interest against the receivables of the Clinic, a general security assignment over all of the assets of the Clinic and the Company and personal guarantees of two of the Company’s directors. $98,405 and $154,990 was due to factor as of March 31, 2013 and December 31, 2012, respectively.

On February 26, 2013 Fresh Start Private Management, Inc. (The Company) entered into an agreement with the factoring company to repay the outstanding sum of $140,000 no later than July 31, 2013.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $-0- and $48,486 as advertising costs for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013 and December 31, 2012, 9,000,000 employee stock options were outstanding with 9,000,000 shares vested and exercisable.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended March 31, 2013 and 2012 related to losses incurred during such periods.

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

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 3 - GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $1,653,235, working capital deficiency of $1,015,237 at March 31, 2013 and negative cash flows from operations of $52,776 for the three months ended March 31, 2013 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2013 and December 31, 2012 :

	March 31, 2013	December 31, 2012
Office equipment	$12,570	$10,049
Computer equipment	2,574	509
Leasehold improvements	20,014	20,014
	35,158	30,572
Less accumulated depreciation	(25,885)	(25,230)
	$9,273	$5,342

Depreciation expense charged to operations amounted to $655 and $487, respectively, for the three months ended March 31, 2013 and 2012.

NOTE 5 - LICENSING RIGHTS

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

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

At December 31, 2012, the Company management performed an evaluation of its intangible assets (licensing rights) for purposes of determining the implied fair value of the assets at December 31, 2012. The test indicated that the recorded book value of its licensing rights did not exceed its fair value for the year ended December 31, 2012 as determined by discounted future cash flows. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

NOTE 6 - DEFERRED REVENUE

On January 27, 2012, the Company granted licensing rights for five years in the state of Florida for $300,000 payable as the licensee performs procedures. The licensing fees are amortized to income over the term on the license agreement. The remaining unrecognized balance as of March 31, 2013 and December 31, 2012 was $229,652 and $244,438, respectively. In addition, the Company received $158,500 and $18,500 in advance licensing fees as of March 31, 2013 and 2012, respectively.

NOTE 7 - ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 net proceeds in connection with the expected issuance of convertible debt. As of March 31, 2013, the notes have yet to be executed and finalized, however, the Company accrued $99,649 and $66,916 as estimated interest as of March 31, 2013 and December 31, 2012, respectively.

NOTE 8 - CONVERTIBLE NOTE PAYABLE

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

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

The determined fair value of the embedded derivative of $78,770 was charged as a debt discount up to the net proceeds of the note with the remainder, $20,770, charged to current period operations as non-cash interest expense.

At March 31, 2013, the Company marked to market the fair value of the embedded derivative and determined a fair value of $117,970. The Company recorded a loss from change in fair value of derivative liability of $37,931 for the three months ended March 31, 2013. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 227.18%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 0.45 years, and (5) estimated fair value of the Company’s common stock of $0.05 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2013 was $17,408, which was accounted for as interest expense.

NOTE 9 - NOTES PAYABLE

On April 3, 2012, the Company issued a unsecured promissory note payable for $150,000 due April 3, 2013 with a stated interest rate of 20% per annum, with fixed interest of $30,000 due upon maturity. In connection with the issuance of the above described promissory note, the Company issued 1,000,000 of its common stock. During the year ended December 31, 2013, the Company repaid $50,000 of the unsecured promissory note.

The Company recorded a debt discount of $25,100 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes.

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, 2013 with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon.

In connection with the issuance of the above described promissory note, the Company is obligated to issue 750,000 of its common stock.

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes.

NOTE 10 - NOTES PAYABLE-RELATED PARTY

As of March 31, 2013 and December 31, 2012, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest

NOTE 11 - STOCKHOLDERS' EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of March 31, 2013 and December 31, 2012, the Company had 115,368,501 shares and 100,768,501 shares of common stock issued and outstanding.

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

In January 2013, the Company issued an aggregate of 14,500,000 shares of its common stock for services valued at $170,347, net of prior year accretion. The fair value of the common stock issued is amortized to operations over the underlying contractual period.

In February 2013, the Company issued 100,000 shares of common its common stock in settlement of a legal obligation previously accrued at December 31, 2012.

NOTE 12 - STOCK OPTIONS

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2012 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.015	9,000,000	4.74	$0.015	9,000,000	$0.015

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	-	$-
Granted	9,000,000	0.015
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	9,000,000	$0.015
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2013	9,000,000	$0.015

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade that provides consulting services to the Company. There is no formal agreement between the parties and is on a month to month basis. The remuneration ranges between $5,000 and $10,000 per month depending on the services provided. During the three months ended March 31, 2013, the Company incurred $46,667 as consulting fees. As of March 31, 2013, there was an unpaid balance of $108,892.

 FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month. During the three months ended March 31, 2013, the Company incurred $46,667 as consulting fees and expense reimbursements. As of March 31, 2013, there was an unpaid balance of $100,840.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company. During the three months ended March 31, 2012, the Company paid $-0- as consulting fees. As of March 31, 2013, there was an unpaid balance of $nil.

NOTE 14 - SUBSEQUENT EVENTS

Effective on April 5, 2013, the Board of Directors of the Company authorized the execution of a ten year sub-license agreement amongst the Company, Kryptonite Investments LLC ("Kryptonite Investments") and Trinity dated April 8, 2013 (the "License Agreement"), pursuant to which Kryptonite Investments shall acquire an exclusive license (the "License") solely for the State of Arizona for the purpose of receiving, implanting, using, selling and otherwise importing for commercializing the Naltrexone implant.

In accordance with the terms and provisions of the License Agreement: (i) the License shall be granted by the Company to Kryptonite Investments upon payment of $425,000 to the Company as evidenced by that certain convertible debenture agreement (the "Debenture"); and (ii) the Company shall grant to Kryptonite Investments the exclusive rights to the License to use, sell and offer for sale in the State of Arizona the Naltrexone implant and includes the Company's copyrighted, trademarked or patented materials inclusive of name, logo and other Company materials, such as advertising, marketing, publicity, public relations and publications.

In further accordance with the terms and provisions of the License Agreement, Kryptonite Investments shall pay the Company a license fee of $300,000 (the "License Fee"), which shall be payable as either: (i) an upfront License Fee less 10% discount for total of $270,000 if paid within 30 days of date that all principal and interest is repaid by the Company for the Debenture; or (ii) additional royalty fee of 10% in addition to the running royalty fee (defined below) to be allocated towards the License Fee of $300,000, which additional royalty is to begin within 30 days of principal and interest being paid in full for the Debenture by the Company and the additional royalty shall cease once the $300,000 is received by the Company from Kryptonite Investments for the license fee.

The License Agreement provides that there shall be a running royalty fee of 10% (the "Running Royalty Fee") on each Naltrexone implant with the applicable royalty rate (the "Royalty Fee"), which Running Royalty Fee shall be paid to the Company after the Company has paid the Debenture. In accordance with the terms and provisions of the License Agreement, Kryptonite Investments shall pay to the Company: (i) a Royalty Fee of 10% of the gross payment received, which shall be paid monthly beginning the first of the month following the first implant procedure conducted by Kryptonite Investments; and (ii) the Running Royalty Fee.

Lastly, in accordance with the License Agreement, the Company shall provide to Kryptonite Investments: (i) support and training for efficient operations; (ii) all documentation and procedural support for patient requirements, surgical procedures, billing, claims and other operational documentation; (iii) known compliance requirements of insurers and Medicare; (iv) insurance claim pre-authorization, billing procedures and support; (v) patient forms and testing requirements; (vi) implant procedures, training and support; (viii) requirements for hiring, training and supporting life coaching counselors; (ix) all medical procedure documentation from a licensed physician and list of medical supplies needed to perform the implant procedure; (x) access to medical training by doctors as to how to perform the insertion of the Naltrexone implant; and (xi) marketing and educational videos, advertising materials, participation in clinical studies and results and referrals of any inquiries within the State of Arizona.

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

In conjunction with the License Agreement, the Company entered into a securities purchase agreement dated April 5, 2013 (the "Securities Purchase Agreement") with the principals of Kryptonite Investments (collectively, the "Principals"). In accordance with the terms and provisions of the Securities Purchase Agreement: (i) the Company shall sell and issue to the Principals up to 140 units (the "Unit") at a per Unit price of $25,000 for aggregate gross proceeds of up to $6,000,000. Each Unit shall consist of: (i) the one year Debenture in the face amount of $25,000, which is convertible into 50,000 shares of the Company's common stock at a conversion price of $0.50 per share; (ii) three (3) shares of the Company's common stock for each $1.00 of principal amount and 300% warrants coverage exercisable at $1.00 per share of common stock, and maturing not later than five (5) years following the closing (the "Series A Common Stock Purchase Warrant");

Therefore, in accordance with the terms and provisions of the License Agreement and the Securities Purchase Agreement, the Company has issued an aggregate of 17 Units to the Principals for aggregate proceeds of $425,000.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three months ended March 31,

	2013	2012
Revenue	$387,209	$260,833
Cost of Revenue	79,106	159,339
Gross Profit	308,103	101,544
Total Expenses	(252,779)	(114,373)
Gain On Settlement of Debt	17,000	-
Loss On Change In Derivative	(37,931)	-
Interest Expense	(89,037)	(6,011)
Net Loss	$(54,644)	$(18,841)

Three months ended March 31, 2013 Compared with Three months ended March 31, 2012

Revenue

Revenues for the three months ended March 31, 2013 were $387,209, compared with $260,883 for the three months ended March 31, 2012, reflecting an increase of 48%. The increase in revenues is primarily attributable increased business activities in the current period as compared to the same period, last year.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2013 was $79,106 compared with $159,339 for the three months ended March 31, 2012, reflecting a decrease of 50%. The decrease in cost of revenue is directly related to the decrease in costs associated with revenue earned for this period. See explanation under Gross Profit.

Gross Profit

Gross profit percentage for the three months ended March 31, 2013 was 80.0% compared to 38.9% for the three months ended March 31, 2012. The gross profit percentage increase reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired having a higher patient fee while incurring the same medical and therapist costs.

Total Operating Expenses

Total expenses for the three months ended March 31, 2013 and 2012 were $252,779 and $114,373 reflecting an increase of 121%. Specifically, comparing the three months ended March 31, 2013 to March 31, 2012, consulting fees increased from $1,700 to $131,951, accounting fees increased from $9,150 to $14,875, outside services increased from $12,331 to $33,500, advertising decreased from $48,486 to $nil, and rent increased from $11,148 to $12,934. The increases were due to the support of the increased activity executing its business plan and the consulting and accounting fees incurred in preparation for the merger with Fresh Start Private Management, Inc. and the audit of the 2012 financial statements.

Gain on settlement of Debt

During the three months ended March 31, 2013, we settled accounts payable in aggregate of $21,000 for $4,000, with a gain of settlement of debt of $17,000, as compared to nil the same period, last year.

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 were $89,037 and $6,011, respectively, reflecting additional costs incurred from our 2012 and 2013 borrowings.

Loss on change in Fair Value of Derivative Liability

As of March 31, 2013, we had outstanding a convertible note with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended March 31, 2013, we incurred a $37,931 loss on change in fair value of our derivative liabilities compared to nil the same period, last year.

 Net loss

For the three months ended March 31, 2013, the Company experienced a loss of $54,644 compared with a net loss of $18,841 for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of approximately $127,940. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Nine months ended March 31,

	2013	2012
Net cash used in operating activities	$(52,776)	$(33,407)
Net cash used in investing activities	(4,586)	-
Net cash provided by financing activities	179,300	32,304
Net increase (decrease) in cash and cash equivalents	121,938	(1,103)
Cash and cash equivalents, beginning of period	6,002	1,657
Cash and cash equivalents, end of period	$127,940	$554

Currently we have no material commitments for capital expenditures as of the end of the period ending March 31, 2013. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net cash flow from operating activities

Net Cash used in operating activities was $52,776 for the three months ended March 31, 2013 compared to $33,407 for the same period in 2012 due to the Company expanding operations and sales.

Net cash flow from investing activities

Net cash used in investing activities was by $4,586 for the three months ended March 31, 2013 compared to $nil for the same period in 2012 due to purchase of furniture and equipment in 2013.

Net cash flow from financing activities

Net cash provided by financing activities was $179,300 for the three months ended March 31, 2013 compared to $32,304 for the same period in 2012 due to increase in proceeds from debt issued.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2013 and December 31, 2012, the Company has a working capital deficit of $1,015,237 and $1,141,259, and an accumulated deficit of $1,653,235 and $1,598,591. The Company has increased revenues in the past through an advertising contract and feels it will be able to meet its obligation. If the current expansion is not sustained, we will be dependent upon the raising of additional capital through placement of our common stock in order to implement our business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations through normal operating activities and additional debt issuances.

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

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt has variable conversion rates to the exercise price, which prohibit the Company from determining the number of shares needed to settle the conversion of the debt.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 29, 2012 one Chief Executive Officer and member of the Board of Directors, Jorge Andrade Jr., filed for bankruptcy protection in the United States Bankruptcy Court for the Central District of California under Chapter 7 of the United State Bankruptcy Code, as amended, case no. 8:12-bk-12653-TA (“Chapter 7 Bankruptcy”). Under the Chapter 7 Bankruptcy, Dr. Andrade was seeking discharge of most of his debts. On June 18, 2012, the U.S. Bankruptcy court issued a Discharge of Debtor Order declaring that Dr. Andrade was granted a discharge under Section 727 of Title 11 of the U.S. Bankruptcy Code.

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

FRESH START PRIVATE MANAGEMENT, INC.

Date: May 15, 2013	By:	/s/ Dr. Jorge Andrade
Dr. Jorge Andrade
Chief Executive Officer, Secretary and Director

Date: May 15, 2013	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director