Form 10-Q
period 2013-06-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2013-08-19
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-153381

FRESH START PRIVATE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 North Parkcenter Drive, Suite 103
Santa Ana, California 92705
 (Address of principal executive offices) (zip code)

(714) 462-4880
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

As of August 19, 2013, there were 117,868,501 shares of registrant’s common stock outstanding.

FRESH START PRIVATE MANAGEMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$54,705	$6,002
Accounts receivable, net	1,635,399	1,074,552
Prepaid expenses	149,567	24,317
Total current assets	1,839,671	1,104,871

Property and equipment, net	10,516	5,342

Other assets:
Licensing agreement	3,970,575	3,970,575
Deposits	5,334	2,278

Total assets	$5,826,096	$5,083,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$758,313	$615,304
Due to factor	38,405	154,990
Income tax payable	-	1,600
Deferred revenue	537,909	262,938
Advances from lenders	485,000	885,000
Convertible note payable, net of debt discount	346,499	5,708
Notes payable, net of debt discount	336,301	95,736
Notes payable, related party	101,362	144,815
Warrant liability	15,174	-
Derivative liability	324,400	80,039
Total current liabilities	2,943,363	2,246,130

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,743,501 and 100,768,501 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	117,744	100,769
Common stock subscribed	100,000	100,000
Additional paid in capital	4,473,160	4,234,758
Deficit	(1,808,171)	(1,598,591)
Total stockholders' equity	2,882,733	2,836,936

Total liabilities and stockholders' equity	$5,826,096	$5,083,066

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales, net	$499,951	$179,209	$887,160	$440,092
Cost of sales	70,260	124,168	149,366	283,507

Gross profit	429,691	55,041	737,794	156,585

Operating expenses:
Selling, general and administrative	347,915	432,523	600,039	546,410
Depreciation and amortization	836	487	1,491	974
Total operating expenses	348,751	433,010	601,530	547,384

Net income (loss) from operations	80,940	(377,969)	136,264	(390,799)

Other income (expenses):
Gain on settlement of debt	800	-	17,800	-
Interest expense	(81,398)	(60,568)	(170,435)	(66,579)
Loss on change in fair value of derivative liability	(155,278)	-	(193,209)	-

Net loss before income taxes	(154,936)	(438,537)	(209,580)	(457,378)

Income taxes (benefit)	-	-	-	-

Net loss	$(154,936)	$(438,537)	$(209,580)	$(457,378)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	116,623,446	105,260,712	115,410,490	111,781,481

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(unaudited)

			Common	Additional	Retained
	Common stock		stock	Paid in	Earnings
	Shares	Amount	Subscribed	Capital	(deficit)	Total
Balance, December 31, 2012	100,768,501	$100,769	$100,000	$4,234,758	$(1,598,591)	$2,836,936
Common stock issued for services rendered	15,500,000	15,500	-	199,848	-	215,348
Common stock issued in past services	100,000	100	-	2,900	-	3,000
Common stock issued in connection with notes payable	1,375,000	1,375	-	20,004	-	21,379
Common stock issuable in connection with note payable	-	-	-	15,650	-	15,650
Net loss	-	-	-	-	(209,580)	(209,580)
Balance, June 30, 2013	117,743,501	$117,744	$100,000	$4,473,160	$(1,808,171)	$2,882,733

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,580)	$(457,378)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	1,491	974
Amortization of debt discount	71,151	18,052
Gain on settlement of debt	(17,800)	-
Stock based compensation	104,503	114,200
Common stock issued in settlement of interest	-	11,820
Loss on change of fair value of derivative liability	193,209	-
Changes in operating assets and liabilities:
Accounts receivable	(560,847)	(406,836)
Prepaid expenses	(14,406)	2,523
Accounts payable and accrued expenses	163,810	(93,428)
Income taxes payable	(1,600)	-
Due to factor	(116,585)	(80,000)
Deferred revenue	274,971	274,685
Net cash used in operating activities	(111,683)	(615,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and cancelation of treasury shares	-	(75,000)
Payment of long term deposits	(3,056)	-
Purchase of equipment	(6,665)	-
Net cash used in investing activities	(9,721)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	314,980	161,325
Proceeds from lender advances	-	725,000
Repayments of notes payable	(101,420)	-
Net repayments of notes payable, related party	(43,453)	(32,703)
Net cash provided by financing activities	170,107	853,622

Net increase (decrease) in cash	48,703	163,234
Cash, beginning of the period	6,002	1,657

Cash, end of period	$54,705	$164,891

Supplemental disclosures of cash flow information:
Interest paid	$99,284	$-
Taxes paid	$-	$-

Non-cash financing activities:
Common stock issued in settlement of notes payable	$-	$37,100
Common stock issued in settlement of interest	$-	$11,820
Common stock issued in in settlement of outstanding accounts payable	$3,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013.

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

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

Revenue Recognition

The Company generates revenue from services and product sales. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $886,752 and $866,315 as of June 30, 2013 and December 31, 2012, respectively.

Fair Value Of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. See Footnote 8 and 9 for derivative liabilities.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of June 30, 2013, potentially dilutive shares issuances were comprised of convertible notes payable and vested employee stock options. As of June 30, 2012, the Company did not have any potentially issuable common shares.

Concentrations of Credit Risk

The Company’s financial instrument that is exposed to a concentration of credit risk is cash and cash equivalents. Generally, the Company’s cash in interest-bearing accounts does not exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company’s convertible debt and reset warrants have variable conversion  rates to the exercise price, which prohibit the Company from determining the number of shares needed to settle the conversion of the debt.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $10,350 as advertising costs for the three and six months ended June 30, 2013 and $43,393 and $120,034 for the three and six months ended June 30, 2012, respectively.

Guarantor-Factoring Agreement

August 1, 2011, Start Fresh Alcohol Recovery Clinic Inc. (the “Clinic”) entered into an agreement with a factoring company to provide a debt facility secured against the approved insurance clients of the Company. The agreement is for one year, for a maximum facility of $500,000. The facility bears a Funding fee equal to the greater of (i) the prime rate of interest plus 6.5% multiplied by the outstanding facility position, calculated monthly and (ii) $4,500 and a Collateral Management Fee equal to 1% of the factored accounts receivable. If both fees are less than $6,000 per month, then the combined fee is $6,000. Up to October 31, 2011, the aforementioned fees are capped at 50% of the greater amount. Additionally the Company is responsible for monthly maintenance fees of $350 per month and an origination fee of 3% of the facility cap or $15,000. The Company is guarantor for this facility. The security for the facility has been provided by way of a security interest against the receivables of the Clinic, a general security assignment over all of the assets of the Clinic and the Company and personal guarantees of two of the Company’s directors. $38,405 and $154,990 was due to factor as of June 30, 2013 and December 31, 2012, respectively.

On February 26, 2013 Fresh Start Private Management, Inc. (The Company) entered into an agreement with the factoring company to repay the outstanding sum of $140,000 no later than August 30, 2013.

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

As of June 30, 2013 and December 31, 2012, 9,000,000 employee stock options were outstanding with 9,000,000 shares vested and exercisable.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended June 30, 2013 and 2012 related to losses incurred during such periods.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $1,808,171, working capital deficiency of $1,103,692 at June 30, 2013 and negative cash flows from operations of $111,683 for the six months ended June 30, 2013 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2013 and December 31, 2012 :

	June 30, 2013	December 31, 2012
Office equipment	$14,649	$10,049
Computer equipment	2,574	509
Leasehold improvements	20,014	20,014
	37,237	30,572
Less accumulated depreciation	(26,721)	(25,230)
	$10,516	$5,342

Depreciation expense charged to operations amounted to $836 and $1,491, respectively, for the three and six months ended June 30, 2013 and $487 and $974, respectively, for the three and six months ended June 30, 2012.

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

NOTE 6 - DEFERRED REVENUE

On January 27, 2012, the Company granted licensing rights for five years in the state of Florida for $300,000 payable as the licensee performs procedures. The licensing fees are amortized to income over the term on the license agreement. The remaining unrecognized balance as of June 30, 2013 and December 31, 2012 was $214,701 and $244,438, respectively.

On August 2, 2013, the Company granted licensing rights perpetually for the 48 most northern counties  in the state of California for $334,000. The licensing fees are amortized to income over the estimated expected useful life of five years. The remaining unrecognized balance as of June 30, 2013was $323,208.

In addition, the Company received $18,500 in advance licensing fees as of December 31, 2012.

NOTE 7 - ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 net proceeds in connection with the expected issuance of convertible debt. As of June 30, 2013, $485,000 of the notes have yet to be executed and finalized, however, the Company accrued $75,343 and $66,916 as estimated interest as of June 30, 2013 and December 31, 2012, respectively.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Asher Note

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

On May 10, 2013, the Company paid off the above described note including accrued interest.

Convertible debenture issued on April 5, 2013

On April 5, 2013, the Company issued a convertible debenture for an aggregate of $425,000 comprised of $400,000 previous advances (see note 7 above) and $25,000 additional proceeds. The financing closed on April 5, 2013. .

The Note bears interest at the rate of 15% per annum. Interest is payable quarterly on April 15, July 15, October 15 and January 15 for the prior quarter and principal must be repaid on April 5, 2016. The Note is convertible into common stock, at holder’s option, at a $0.50 per share with certain conversion adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the conversion price in effect or without consideration, then the conversion price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

In connection with the issuance of the convertible debenture, the Company issued an aggregate of 1,275,000 shares of its common stock and detachable warrants granting the holder the right to acquire an aggregate of 425,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share for five years.  The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

The Company has identified the embedded derivatives related to the above described debenture and warrants. This embedded derivative included variable conversion or exercise features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

The Company allocated proceeds based on the relative fair values of the debt, common stock and warrants, measured at an aggregate of $85,185, to the warrant and debt conversion provision liabilities (debt and warrants) and equity (common stock) to discount to convertible debenture. The fair values of the embedded derivatives were determined using the Binominal Option Pricing Model with the following assumptions: contractual terms of 3 to 5 years, an average risk free interest rate of 0.33% to 0.68%, a dividend yield of 0%, and volatility of 256.18%.

At June 30, 2013, the Company marked to market the fair value of the embedded derivative and determined a fair value of $324,400. The Company recorded a loss from change in fair value of derivative liability of $281,066 for the six months ended June 30, 2013. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 245.95%, (3) weighted average risk-free interest rate of 0.66%, (4) expected life of 2.76 years, and (5) estimated fair value of the Company’s common stock of $0.036 per share.

The charge of the amortization of debt discounts and costs for the six months ended June 30, 2013 was $6,684, which was accounted for as interest expense.

NOTE 9 – WARRANT LIABILITY

The Company issued warrants in conjunction with the issuance of convertible debentures.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The Company recorded a gain on change in fair value of warrant liability of $7,817 for the six months ended June 30, 2013.

At June 30, 2013, the fair value of the 425,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 245.95%, (3) weighted average risk-free interest rate of 0.1.41%, (4) expected life of 4.76 years, and (5) estimated fair value of the Company’s common stock of $0.036 per share.

NOTE 10 - NOTES PAYABLE

On April 3, 2012, the Company issued a unsecured promissory note payable for $150,000 due April 3, 2013 with a stated interest rate of 20% per annum, with fixed interest of $30,000 due upon maturity. In connection with the issuance of the above described promissory note, the Company issued 1,000,000 of its common stock. During the six months ended June 30, 2013, the Company repaid an aggregate of $93,420 of the unsecured promissory note.

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

On May 9, 2013, the Company issued a unsecured promissory note for $75,000, due July 8, 2013 at 0.0% interest.

In connection with the issuance of the above described promissory note, the Company is obligated to issue 100,000 of its common stock.

The Company recorded a debt discount of $4,400 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is charged to amortized ratably over the term on the notes.

NOTE 11 - NOTES PAYABLE-RELATED PARTY

As of June 30, 2013 and December 31, 2012, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of June 30, 2013 and December 31, 2012, the Company had 117,743,501 shares and 100,768,501 shares of common stock issued and outstanding.

In January 2013, the Company issued an aggregate of 14,500,000 shares of its common stock for services valued at $170,347, net of prior year accretion. The fair value of the common stock issued is amortized to operations over the underlying contractual period.

In February 2013, the Company issued 100,000 shares of its common stock in settlement of a past services previously accrued at December 31, 2012.

In April 2013, the Company issued an aggregate of 1,275,000 shares of its common stock in connection with an issued convertible debenture.

In June 2013, the Company issued 100,000 shares of its common stock in settlement of interest relating to an issued notes payable.

In June 2013, the Company issued 1,000,000 shares of its common stock in payment of legal fees incurred valued at $45,000.

NOTE 13 - STOCK OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2012 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.015	9,000,000	4.49	$0.015	9,000,000	$0.015

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	-	$-
Granted	9,000,000	0.015
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	9,000,000	$0.015
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	9,000,000	$0.015

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	425,000	4.76	$1.00	425,000	$1.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	-	$-
Issued	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	-	$-
Issued	425,000	1.00
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2013	425,000	$1.00

As described in Note 8, above,  the Company issued detachable warrants granting the holder the right to acquire an aggregate of 425,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share for five years.  The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade that provides consulting services to the Company. There is no formal agreement between the parties and is on a month to month basis. The remuneration ranges between $5,000 and $10,000 per month depending on the services provided. During the three and six months ended June 30, 2013, the Company incurred $50,000 and $96,667 as consulting fees. As of June 30, 2013, there was an unpaid balance of $145,032.

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month. During the three and six months ended June 30, 2013, the Company incurred $50,000 and $96,667 as consulting fees and expense reimbursements. As of June 30, 2013, there was an unpaid balance of $141,307.

The Company has a consulting contract with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix that provides consulting services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on services provided.  During the three and six months ended June 30, 2013 and 2012, $50,000 and $62,500 consulting fees were incurred, respectively.  As of June 30, 2013, there was an unpaid balance of $50,000.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company. During the six months ended June 30, 2012, the Company paid $1,700  as consulting fees. As of June 30, 2013, there was an unpaid balance of $nil.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent stock issuances

On July 15, 2013, the Company issued 125,000 shares of its common stock for services rendered.

Material Agreements

Fresh Start Private Midwest LLC License

The Board of Directors authorized the execution of a five year license agreement dated July 31, 2013 (the “License Agreement”) with Fresh Start Private Midwest LLC, a Nebraska limited liability company (“Fresh Start Midwest”). The Company is involved in establishing alcohol rehabilitation and treatment center and has created certain alcohol therapeutic and rehabilitation programs (the “Counseling Programs”) consisting of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life counseling sessions from specialized counselors (the “Naltrexone Implant”). The Company has an exclusive license with Trinity Rx pursuant to which Trinity Rx provides the Company with Naltrexone Implant.

In accordance with the terms and provisions of the License Agreement: (i) the Company shall grant to Fresh Start Midwest for the territory consisting of the State of Nebraska (the “Territory”) an exclusive license to use and distribute the Counseling Programs and certain products, including the Naltrexone Implant, constituting the Fresh Start Private Alcohol Rehabilitation Program; and (ii) Fresh Start Midwest shall pay to the Company on a monthly basis as consideration for the grant of the license, the greater of: (a) $5,000 for each month of the term of the License Agreement; or (b) 20% of the revenue  generated by Fresh Start Midwest or any entity (a third party seller) distributing the Naltrexone Implant or the Counseling Program during any month of the term of the License Agreement.

Fresh Start NoCal License and Distribution Agreement

The Board of Directors authorized the execution of a license and distribution agreement dated August 2, 2013 (the “Distribution and License Agreement”) with Fresh Start NoCal LLC, a California limited liability company (“Fresh Start NoCal”). In accordance with the terms and provisions of the Distribution and License Agreement: (i) the Company shall grant to Fresh Start NoCal an exclusive license for the territory consisting of the forty-eight most northern counties of the state of California (the “Territory”) to use and distribute the Counseling Programs and certain products, including the Naltrexone Implant; (ii) Fresh Start NoCal shall pay to the Company a one-time payment of  $334,000 and a maximum of $1,000,000 (the “Up-Front License Fee”); and (iii) 40% of the gross revenues (the “Revenue Royalty Rate”).

The Up-Front License Fee shall be adjusted as follows: (1) if $500,000 is paid as the Up-Front License Fee, the Revenue Royalty Rate shall be reduced to 30% and for every one dollar in excess of $500,000 but no more than $1,000,000 paid to the Company for the Up-Front License Fee, the Revenue Royalty Rate shall be reduced by 0.00004%.

In order to maintain the exclusivity of the license granted to Fresh Start NoCal, the total minimum Revenue Royalty Rate paid by Fresh Start NoCal to the Company on or before the second anniversary of the opening of any clinic in the Territory shall be greater than $80,000. Thereafter, the total minimum Revenue Royalty Rate paid by Fresh Start NoCal to the Company for each calendar year commencing on the second anniversary of the opening of any clinic in the Territory shall not be less than $80,000.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three months ended June 30,

	2013	2012
Revenue	$499,951	$179,209
Cost of Revenue	70,260	124,168
Gross Profit	429,691	55,041
Total Expenses	(348,751)	(433,010)
Gain On Settlement of Debt	800	-
Loss On Change In Derivative	(155,278)	-
Interest Expense	(81,398)	(60,568)
Net Loss	$(154,936)	$(438,537)

Three months ended June 30, 2013 Compared with Three months ended June 30, 2012

Revenue

Revenues for the three months ended June 30, 2013 were $499,951, compared with $179,209 for the three months ended June 30, 2012, reflecting an increase of 179%. The increase in revenues is primarily attributable increased business activities in the current period as compared to the same period, last year.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2013 was $70,260 compared with $124,168 for the three months ended June 30, 2012, reflecting a decrease of 43%. The decrease in cost of revenue is directly related to the decrease in costs associated with revenue earned for this period. See explanation under Gross Profit.

Gross Profit

Gross profit percentage for the three months ended June 30, 2013 was 85.9% compared to 30.7% for the three months ended June 30, 2012. The gross profit percentage increase reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired having a higher patient fee while incurring the same medical and therapist costs.

Total Operating Expenses

Total expenses for the three months ended June 30, 2013 and 2012 were $348,751 and $433,010 reflecting a decrease of 19%. Specifically, comparing the three months ended June 30, 2013 to June 30, 2012, consulting fees decreased from $215,244 to $191,169, accounting fees increased from $9,345 to $31,687, advertising decreased from $43,393 to $10,350, and rent increased from $9,968 to $8,619. The deceases were due to the support of the activity executing our business plan.

Gain on settlement of Debt

During the three months ended June 30, 2013, we settled accounts payable in aggregate of $800 for $-0-, with a gain of settlement of debt of $800, as compared to nil the same period, last year.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 were $81,398 and $60,568, respectively, reflecting additional costs incurred from our 2012 and 2013 borrowings.

Loss on change in Fair Value of Derivative Liability

As of June 30, 2013, we had outstanding a convertible debenture and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended June 30, 2013, we incurred a $155,278 loss on change in fair value of our derivative liabilities compared to nil the same period, last year.

 Net loss

For the three months ended June 30, 2013, the Company experienced a loss of $154,936 compared with a net loss of $438,537 for the three months ended June 30, 2012.

Six months ended June 30,

	2013	2012
Revenue	$887,160	$440,092
Cost of Revenue	149,366	283,507
Gross Profit	737,794	156,585
Total Expenses	(601,530)	(547,384)
Gain On Settlement of Debt	17,800	-
Loss On Change In Derivative	(193,209)	-
Interest Expense	(170,435)	(66,579)
Net Loss	$(209,580)	$(457,378)

Six months ended June 30, 2013 Compared with Six months ended June 30, 2012

Revenue

Revenues for the six months ended June 30, 2013 were $887,160, compared with $440,092 for the six months ended June 30, 2012, reflecting an increase of 102%. The increase in revenues is primarily attributable increased business activities in the current period as compared to the same period, last year.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2013 was $149,366 compared with $283,507 for the six months ended June 30, 2012, reflecting a decrease of 47%. The decrease in cost of revenue is directly related to the decrease in costs associated with revenue earned for this period. See explanation under Gross Profit.

Gross Profit

Gross profit percentage for the six months ended June 30, 2013 was 83.2% compared to 35.6% for the six months ended June 30, 2012. The gross profit percentage increase reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired having a higher patient fee while incurring the same medical and therapist costs.

Total Operating Expenses

Total expenses for the six months ended June 30, 2013 and 2012 were $601,530 and $547,384 reflecting a decrease of 10%. Specifically, comparing the six months ended June 30, 2013 to June 30, 2012, consulting fees increased from $216,944 to $323,120, accounting fees increased from $18,585 to $46,562, advertising decreased from $91,879 to $10,350, and rent increased from $21,116 to $21,553. The deceases were due to the support of the activity executing our business plan.

Gain on settlement of Debt

During the six months ended June 30, 2013, we settled accounts payable in aggregate of $21,800 for $4,000, with a gain of settlement of debt of $17,800, as compared to nil the same period, last year.

Interest Expense

Interest expense for the six months ended June 30, 2013 and 2012 were $170,435 and $66,579, respectively, reflecting additional costs incurred from our 2012 and 2013 borrowings.

Loss on change in Fair Value of Derivative Liability

As of June 30, 2013, we had outstanding a convertible debenture and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended June 30, 2013, we incurred a $193,209 loss on change in fair value of our derivative liabilities compared to nil the same period, last year.

 Net loss

For the six months ended June 30, 2013, the Company experienced a loss of $209,580 compared with a net loss of $457,378 for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of approximately $54,705. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Six months ended June 30,

	2013	2012
Net cash used in operating activities	$(111,683)	$(615,388)
Net cash used in investing activities	(9,721)	(75,000)
Net cash provided by financing activities	170,107	853,622
Net increase in cash and cash equivalents	48,703	163,234
Cash and cash equivalents, beginning of period	6,002	1,657
Cash and cash equivalents, end of period	$54,705	$164,891

Currently we have no material commitments for capital expenditures as of the end of the period ending June 30, 2013. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net cash flow from operating activities

Net Cash used in operating activities was $111,683 for the six months ended June 30, 2013 compared to $615,388 for the same period in 2012 due to the Company expanding operations and sales.

Net cash flow from investing activities

Net cash used in investing activities was by $9,721 for the six months ended June 30, 2013 compared to $75,000 for the same period in 2012 due to purchase of furniture and equipment and payment of long term deposit in 2013.

Net cash flow from financing activities

Net cash provided by financing activities was $170,107 for the six months ended June 30, 2013 compared to $853,622 for the same period in 2012.  In 2013, we received proceeds of $314,980 from issuance of notes payable, net of repayments of $101,420 and repayments of related party notes payable of $43,453.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2013 and December 31, 2012, the Company has a working capital deficit of $1,103,692 and $1,141,259, and an accumulated deficit of $1,808,171 and $1,598,591. The Company has increased revenues in the past through an advertising contract and feels it will be able to meet its obligation. If the current expansion is not sustained, we will be dependent upon the raising of additional capital through placement of our common stock in order to implement our business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations through normal operating activities and additional debt issuances.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FRESH START PRIVATE MANAGEMENT, INC.

Date: August 19, 2013	By:	/s/ Dr. Jorge Andrade
Dr. Jorge Andrade
Chief Executive Officer, Secretary and Director

Date: August 19, 2013	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director