Form 10-Q
period 2013-09-30
FRESH START PRIVATE MANAGEMENT, INC.
filed 2013-11-14
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2013, there were 117,868,501 shares of registrant’s common stock outstanding.

FRESH START PRIVATE MANAGEMENT, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$1,766	$6,002
Accounts receivable, net	1,826,399	1,074,552
Prepaid expenses	112,944	24,317
Total current assets	1,941,109	1,104,871

Property and equipment, net	9,680	5,342

Other assets:
Licensing agreement	3,970,575	3,970,575
Deposits	5,334	2,278

Total assets	$5,926,698	$5,083,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$971,060	615,304
Due to factor	-	154,990
Income tax payable	-	1,600
Deferred revenue	591,500	262,938
Advances from lenders	485,000	885,000
Convertible note payable, related party, net of debt discount	353,650	5,708
Notes payable, net of debt discount	301,534	95,736
Notes payable, related party	123,562	144,815
Warrant liability	10,468	-
Derivative liability	217,869	80,039
Total current liabilities	3,054,643	2,246,130

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 117,868,501 and 100,768,501 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	117,869	100,769
Common stock subscribed	100,000	100,000
Additional paid in capital	4,591,393	4,234,758
Deficit	(1,937,207)	(1,598,591)
Total stockholders' equity	2,872,055	2,836,936

Total liabilities and stockholders' equity	$5,926,698	$5,083,066

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales, net	$277,410	$63,973	$1,164,570	$504,065
Cost of sales	-	83,855	149,366	367,362

Gross profit (loss)	277,410	(19,882)	1,015,204	136,703

Operating expenses:
Selling, general and administrative	454,844	100,396	1,054,883	646,806
Depreciation and amortization	836	487	2,327	1,461
Total operating expenses	455,680	100,883	1,057,210	648,267

Net income (loss) from operations	(178,270)	(120,765)	(42,006)	(511,564)

Other income (expenses):
Gain on settlement of debt	-	-	17,800	-
Interest expense	(62,003)	(40,209)	(232,438)	(106,788)
Gain (loss) on change in fair value of derivative liability	111,237	-	(81,972)	-

Net loss before income taxes	(129,036)	(160,974)	(338,616)	(618,352)

Income taxes (benefit)	-	-	-	-

Net loss	$(129,036)	$(160,974)	$(338,616)	$(618,352)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	117,848,121	100,882,784	116,231,963	107,961,752

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)

				Additional	Retained
	Common stock		Common stock	Paid in	Earnings
	Shares	Amount	Subscribed	Capital	(deficit)	Total
Balance, December 31, 2012	100,768,501	$100,769	$100,000	$4,234,758	$(1,598,591)	$2,836,936
Common stock issued for services rendered	15,625,000	15,625	-	203,972	-	219,597
Common stock issued in legal settlement	100,000	100	-	2,900	-	3,000
Common stock issued in connection with notes payable	1,375,000	1,375		20,004	-	21,379
Common stock issuable in connection with note payable	-	-	-	15,650	-	15,650
Fair value of vested employee options	-	-	-	114,109	-	114,109
Net loss	-	-	-	-	(338,616)	(338,616)
Balance, September 30, 2013	117,868,501	$117,869	$100,000	$4,591,393	$(1,937,207)	$2,872,055

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,616)	$(618,352)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Depreciation and amortization	2,327	1,461
Amortization of debt discount	78,875	18,052
Gain on settlement of debt	(17,800)	-
Stock based compensation	253,107	114,332
Common stock issued in settlement of interest	-	11,820
Loss on change of fair value of derivative liability	81,972	-
Changes in operating assets and liabilities:
Accounts receivable	(751,847)	(406,179)
Prepaid expenses	(8,028)	2,523
Accounts payable and accrued expenses	376,556	(60,480)
Income taxes payable	(1,600)	-
Due to factor	(154,990)	(120,000)
Deferred revenue	328,562	259,562
Net cash used in operating activities	(151,482)	(797,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and cancelation of treasury shares	-	(75,000)
Payment of long term deposits	(3,056)	-
Purchase of equipment	(6,665)	-
Net cash used in investing activities	(9,721)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	328,480	106,326
Proceeds from lender advances	-	810,000
Repayments of notes payable	(150,260)	-
Net repayments of notes payable, related party	(21,253)	(36,077)
Net cash provided by financing activities	156,967	880,249

Net (decrease) increase in cash	(4,236)	7,988
Cash, beginning of the period	6,002	1,657

Cash, end of period	$1,766	$9,645

Supplemental disclosures of cash flow information:
Interest paid	$119,648	$-
Taxes paid	$-	$-

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$37,100
Common stock issued in settlement of interest	$-	$11,820
Common stock issued in settlement of outstanding accounts payable	$3,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2013.

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
SEPTEMBER 30, 2013
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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $886,752 and $866,315 as of September 30, 2013 and December 31, 2012, respectively.

Fair Value Of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. See Footnote 8 and 9 for derivative liabilities.

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
SEPTEMBER 30, 2013
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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of September 30, 2013, potentially dilutive shares issuances were comprised of convertible notes payable and vested employee stock options. As of September 30, 2012, the Company did not have any potentially issuable common shares.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $4,310 and $14,660 as advertising costs for the three and nine months ended September 30, 2013, respectively; and $8,750 and $100,629 for the three and nine months ended September 30, 2012, respectively.

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

Guarantor-Factoring Agreement

August 1, 2011, Start Fresh Alcohol Recovery Clinic Inc. (the “Clinic”) entered into an agreement with a factoring company to provide a debt facility secured against the approved insurance clients of the Company. The agreement is for one year, for a maximum facility of $500,000. The facility bears a Funding fee equal to the greater of (i) the prime rate of interest plus 6.5% multiplied by the outstanding facility position, calculated monthly and (ii) $4,500 and a Collateral Management Fee equal to 1% of the factored accounts receivable. If both fees are less than $6,000 per month, then the combined fee is $6,000. Up to October 31, 2011, the aforementioned fees are capped at 50% of the greater amount. Additionally the Company is responsible for monthly maintenance fees of $350 per month and an origination fee of 3% of the facility cap or $15,000. The Company is guarantor for this facility. The security for the facility has been provided by way of a security interest against the receivables of the Clinic, a general security assignment over all of the assets of the Clinic and the Company and personal guarantees of two of the Company’s directors. $-0- and $154,990 was due to factor as of September 30, 2013 and December 31, 2012, respectively.

On February 26, 2013 Fresh Start Private Management, Inc. (The Company) entered into an agreement with the factoring company to repay the outstanding sum of $140,000 no later than August 30, 2013.

On August 30, 2013, the Company paid off the above described guarantor-factoring agreement including accrued interest.

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

As of September 30, 2013 and December 31, 2012, 15,000,000 employee stock options were outstanding with 12,000,000 shares vested and exercisable and 9,000,000 employee stock options were outstanding with 9,000,000 shares vested and exercisable, respectively.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and nine months ended September 30, 2013 and 2012 related to losses incurred during such periods.

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

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

NOTE 3 - GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $1,937,207, working capital deficiency of $1,113,534 at September 30, 2013 and negative cash flows from operations of $151,482 for the nine months ended September 30, 2013 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2013 and December 31, 2012 :

	September 30, 2013	December 31, 2012
Office equipment	$14,649	$10,049
Computer equipment	2,574	509
Leasehold improvements	20,014	20,014
	37,237	30,572
Less accumulated depreciation	(27,557)	(25,230)
	$9,680	$5,342

Depreciation expense charged to operations amounted to $836 and $2,327, respectively, for the three and nine months ended September 30, 2013 and $487 and $1,461, respectively, for the three and nine months ended September 30, 2012.

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
SEPTEMBER 30, 2013
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

NOTE 6 - DEFERRED REVENUE

On January 27, 2012, the Company granted licensing rights for five years in the state of Florida for $300,000 payable as the licensee performs procedures. The licensing fees are amortized to income over the term on the license agreement. The remaining unrecognized balance as of September 30, 2013 and December 31, 2012 was $199,586 and $244,438, respectively.

On August 2, 2013, the Company granted licensing rights perpetually for the 48 most northern counties  in the state of California for  an aggregate of $305,000. The licensing fees are amortized to income over the estimated expected useful life of five years. The remaining unrecognized balance as of September 30, 2013was $391,914.

In addition, the Company received $18,500 in advance licensing fees as of December 31, 2012.

NOTE 7 - ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 net proceeds in connection with the expected issuance of convertible debt. As of September 30, 2013, $485,000 of the notes have yet to be executed and finalized, however, the Company accrued $93,680 and $66,916 as estimated interest as of September 30, 2013 and December 31, 2012, respectively.

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
SEPTEMBER 30, 2013
(unaudited)

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

Convertible debenture issued on April 5, 2013, related party

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

At September 30, 2013, the Company marked to market the fair value of the embedded derivative and determined a fair value of $217,869. The Company recorded a loss from change in fair value of derivative liability of $81,972 for the nine months ended September 30, 2013. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 239.48%, (3) weighted average risk-free interest rate of 0.33%, (4) expected life of 2.51 years, and (5) estimated fair value of the Company’s common stock of $0.025 per share.

The charge of the amortization of debt discounts and costs for the nine months ended September 30, 2013 was $13,835, which was accounted for as interest expense.

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

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

The Company recorded a gain on change in fair value of warrant liability of $12,523 for the nine months ended September 30, 2013.

At September 30, 2013, the fair value of the 425,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 239.48%, (3) weighted average risk-free interest rate of 0.63%, (4) expected life of 4.51 years, and (5) estimated fair value of the Company’s common stock of $0.025 per share.

NOTE 10 - NOTES PAYABLE

On April 3, 2012, the Company issued a unsecured promissory note payable for $150,000 due April 3, 2013 with a stated interest rate of 20% per annum, with fixed interest of $30,000 due upon maturity. In connection with the issuance of the above described promissory note, the Company issued 1,000,000 of its common stock. During the nine months ended September 30, 2013, the Company repaid an aggregate of $142,260 of the unsecured promissory note.

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

During the nine months ended September 30, 2013, the Company received advances and issued notes in aggregate of $28,480, due on demand through July 14, 2014, non-interest bearing.

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

NOTE 11 - NOTES PAYABLE-RELATED PARTY

As of September 30, 2013 and December 31, 2012, we have received an advance from Jorge Andrade, director, and Neil Muller, President as loans from related parties. The loans are payable on demand and without interest

NOTE 12 - STOCKHOLDERS' EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of September 30, 2013 and December 31, 2012, the Company had 117,868,501 shares and 100,768,501 shares of common stock issued and outstanding.

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

In July 2013, the Company issued 125,000 shares of its common stock for services rendered.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Options

On December 13, 2012, the Company ratified, confirmed and approved the granting of 2012 stock options in aggregate of 9,000,000 to Jorge Andrade, Neil Muller and Lourdes Felix, officers and directors of the Company under the Company’s 2012 Stock Option Plan. The issued options are exercisable immediately at $0.015 per share for five years.

On September 13, 2013, the Company ratified, confirmed and approved the granting of 2012 stock options in aggregate of 6,000,000 to Kent Emry, newly appointed CEO of the Company under the Company’s 2012 Stock Option Plan. The issued options are exercisable 50% immediately and 50% December 13, 2013 at $0.015 per share for five years.

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2012 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.015	15,000,000	4.40	$0.015	12,000,000	$0.015

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	-	$-
Granted	9,000,000	0.015
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	9,000,000	$0.015
Granted	6,000,000	0.015
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2013	15,000,000	$0.015

As described above, on September 13, 2013, the Company granted  6,000,000 options to purchase the Company’s common stock at an exercise price of $0.015 per share for five years to the CEO with 50% immediate vesting and 50% on December 13, 2013.  The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 240.38% and risk free rate of 1.39%.

The Company recorded $114,109 and nil as stock compensation expense for the nine months ended September 30, 2013 and 2012, respectively.

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	425,000	4.51	$1.00	425,000	$1.00

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	-	$-
Issued	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	-	$-
Issued	425,000	1.00
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2013	425,000	$1.00

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

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade that provides consulting services to the Company. There is no formal agreement between the parties and is on a month to month basis. The remuneration ranges between $5,000 and $10,000 per month depending on the services provided. During the three and nine months ended September 30, 2013, the Company incurred $50,000 and $146,667 as consulting fees. During the nine months ended September 30, 2012, TGI was paid $50,000 as consulting fees. As of September 30, 2013, there was an unpaid balance of $187,282.

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration depends on the services provided and ranges between $5,000 and $10,000 per month. During the three and nine months ended September 30, 2013, the Company incurred $50,000 and $146,667 as consulting fees and expense reimbursements. During the nine months ended September 30, 2012, the Company paid $71,614 as consulting fees and expense reimbursements.  As of September 30, 2013, there was an unpaid balance of $166,890.

The Company has a consulting contract with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix that provides consulting services to the Company.  There is no formal agreement between the parties and the amount of remuneration depends on services provided.  During the three and nine months ended September 30, 201, $37,500 and $87,500 consulting fees were incurred, respectively.  During the three and nine months ended September 30, 2012, $-0- and $62,500 consulting fees were incurred, respectively As of September 30, 2013, there was an unpaid balance of $87,500.

West Coast Health Consulting, Inc. is a company controlled by Neil Muller that previously provided consulting services to the Company. During the nine months ended September 30, 2012, the Company paid $2,026  as consulting fees. As of September 30, 2013, there was an unpaid balance of $nil.

FRESH START PRIVATE MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On June 13, 2013, a complaint (the "Complaint") was filed in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida, Civil Action No. 13-CA 1850, by Fresh Start Private Florida LLC, a limited liability company organized under the laws of the State of Florida ("FSPF") against the Company. The Company had previously entered into that certain license agreement with FSWPF dated January 27, 2012 (the "License Agreement"), pursuant to which the Company granted an exclusive license to FSPF to receive, implant, use, sell and otherwise commercialize the Naltrexone implant product (the "Naltrexone Implant") and the Fresh Start Alcohol Rehabilitation Program throughout the State of Florida.

The Complaint alleges breach of the License Agreement by the Company. The License Agreement required the Company to:

(a) provide access to the private alcohol rehabilitation program, all documentation relating to billing and processing of insurance claims, training of insurance processors, supplying all of the life coaching documentation and training of the life coaches, all medical procedure documentation, a list of medical supplies needed to perform the implant procedure, all patient documentation, complete medical training by the Company's doctors as to how to perform the insertion of the implant, relevant marketing materials and documentation within five days of the receipt of payment in the amount of $100,000;

(b) provide support and training for efficient clinic operations, all forms, documents and procedural support for patient requirements, surgical procedures, billing, claims and other operational documentation, known compliance requirements of insurers and Medicare, insurance claim pre-authorizations, billing, procedures, documents and support, patient forms, acceptance and testing requirements, implant procedures, training, documentation and support, requirements for hiring, training and supporting Fresh Start Private Life coaching counselors, and insurance requirements for malpractice and other medical necessities;

(c) provide all other operational documentation, training and support in order to effect the maximum efficiency of FSPF's operations; and

(d) provide the items above via a personnel visit by the Company to FSPF's place of business in Collier County, Florida, within five days of the effective date of the License Agreement.

FSPF alleges in the Complaint that the Company breached the License Agreement by failing to provide the required documentation and to make a personal visit. The Complaint further alleges that the Company made inaccurate and misleading statements to FSPF regarding the Naltrexone Implant and that such misrepresentations has damaged FSPF.

On July 29, 2013, the Company filed its response to the Complaint in the Circuit Court. The Company adamantly denies that it breached the License Agreement and denies the allegations in the Complaint. The Company intends to file a counterclaim and aggressively defend itself and believes the claims are frivolous.

NOTE 16 - SUBSEQUENT EVENTS

On November 4, 2013 the Board of Directors of the Company authorized the execution of a binding letter of intent with JPL, LLC, a Delaware limited liability company ("JPL"). In accordance with the terms and provisions of the Letter of Intent: (i) The Company shall grant to JPL for the territory of Connecticut (the "Territory") the right to use and distribute certain therapeutic programs and products including the Naltrexone implant (the "Products"); (ii) JPL shall pay to the Company a one time, up-front royalty fee; and (iii) JPL shall further pay to the Company an on-going royalty relating to the Naltrexone implant in an amount still to be determined.

The Company entered into the Letter of Intent for the purpose of securing a binding understanding between the Company and JPL and to further serve as a basis for negotiating a further written agreement. It is intended to specify some of the proposed terms and conditions of the agreement between the Company and JPL.

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

Business Overview

Through our wholly owned subsidiary, we are an alcohol rehabilitation and treatment company headquartered in Santa Ana, California. We were established in January 2010 and currently operating in Santa Ana, California. Our alcohol rehabilitation program consists of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life counseling sessions from specialized life coaches.

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital. The clinic offers a unique treatment program and, to date, the clinic has experienced a high rate of success with very few of their patients starting to drink during the first year after the implant is inserted. The Fresh Start program gives the alcoholic a 12 month window of sobriety. Statistics are still being compiled for after the 12 month period, as the program has been in place over two years.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three months ended September 30,

	2013	2012
Revenue	$277,410	$63,973
Cost of Revenue	-	83,855
Gross Profit	277,410	(19,882)
Total SG&A Expenses	(455,680)	(100,883)
Gain On Change In Derivative	111,237	-
Interest Expense	(62,003)	(40,209)
Net Loss	$(129,036)	$(160,974)

Three months ended September 30, 2013 Compared with Three months ended September 30, 2012

Revenue

Revenues for the three months ended September 30, 2013 were $277,410, compared with $63,973 for the three months ended September 30, 2012, reflecting an increase of 334%. The increase in revenues is primarily attributable increased business activities in the current period as compared to the same period, last year.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2013 was $-0- compared with $83,855 for the three months ended September 30, 2012, reflecting a decrease of 100%. The decrease in cost of revenue is directly related to the decrease in costs associated with revenue earned for this period. See explanation under Gross Profit.

Gross Profit

Gross profit percentage for the three months ended September 30, 2013 was 100% compared to (31.1)% for the three months ended September 30, 2012. The gross profit percentage increase reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired having a higher patient fee while incurring the same medical and therapist costs.

Total Operating Expenses

Total expenses for the three months ended September 30, 2013 and 2012 were $454,844 and $100,396 reflecting an increase of 353%. Specifically, comparing the three months ended September 30, 2013 to September 30, 2012, consulting fees increased from $150,531 to $353,181, accounting fees increased from $8,750 to $24,875, advertising decreased from $43,393 to $4,310, and rent increased from $9,968 to $17,255. The increases were due to the support of the activity executing our business plan.

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 were $62,003 and $40,209, respectively, reflecting additional costs incurred from our 2012 and 2013 borrowings.

Loss on change in Fair Value of Derivative Liability

As of September 30, 2013, we had outstanding a convertible debenture and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended September 30, 2013, we incurred a $111,237 gain on change in fair value of our derivative liabilities compared to nil the same period, last year.

Net loss

For the three months ended September 30, 2013, the Company experienced a loss of $129,037 compared with a net loss of $160,974 for the three months ended September 30, 2012.

Nine months ended September 30,

	2013	2012
Revenue	$1,164,570	$504,065
Cost of Revenue	149,366	367,362
Gross Profit	1,015,204	136,703
Total Expenses	(1,057,210)	(648,267)
Gain On Settlement of Debt	17,800	-
Loss On Change In Derivative	(81,972)	-
Interest Expense	(232,438)	(106,788)
Net Loss	$(338,616)	$(618,352)

Nine months ended September 30, 2013 Compared with Nine months ended September 30, 2012

Revenue

Revenues for the nine months ended September 30, 2013 were $1,164,570, compared with $504,065 for the nine months ended September 30, 2012, reflecting an increase of 131%. The increase in revenues is primarily attributable increased business activities in the current period as compared to the same period, last year.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2013 was $149,366 compared with $367,362 for the nine months ended September 30, 2012, reflecting a decrease of 59%. The decrease in cost of revenue is directly related to the decrease in costs associated with revenue earned for this period. See explanation under Gross Profit.

Gross Profit

Gross profit percentage for the nine months ended September 30, 2013 was 87.2% compared to 27.1% for the nine months ended September 30, 2012. The gross profit percentage increase reflects the shift from cash paying customers that were given discounts to promote the Company to insured patients acquired having a higher patient fee while incurring the same medical and therapist costs.

Total Operating Expenses

Total expenses for the nine months ended September 30, 2013 and 2012 were $1,057,210 and $648,267 reflecting an increase of 63%. Specifically, comparing the nine months ended September 30, 2013 to September 30, 2012, consulting fees increased from $367,475 to $544,350, accounting fees increased from $25,294 to $56,562, advertising decreased from $100,629 to $14,660, and rent decreased from $31,085 to $25,874. The increases were due to the support of the activity executing our business plan.

Gain on settlement of Debt

During the nine months ended September 30, 2013, we settled accounts payable in aggregate of $21,800 for $4,000, with a gain of settlement of debt of $17,800, as compared to nil the same period, last year.

Loss on change in Fair Value of Derivative Liability

As of September 30, 2013, we had outstanding a convertible debenture and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended September 30, 2013, we incurred a $81,972 loss on change in fair value of our derivative liabilities compared to nil the same period, last year.

Interest Expense

Interest expense for the nine months ended September 30, 2013 and 2012 were $232,438 and $106,788, respectively, reflecting additional costs incurred from our 2012 and 2013 borrowings.

Net loss

For the nine months ended September 30, 2013, the Company experienced a loss of $338,616 compared with a net loss of $618,352 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of approximately $1,766. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Nine months ended September 30,

	2013	2012
Net cash used in operating activities	$(151,482)	$(797,261)
Net cash used in investing activities	(9,721)	(75,000)
Net cash provided by financing activities	156,967	880,249
Net (decrease) increase in cash and cash equivalents	(4,236)	7,988
Cash and cash equivalents, beginning of period	6,002	1,657
Cash and cash equivalents, end of period	$1,766	$9,645

Currently we have no material commitments for capital expenditures as of the end of the period ending September 30, 2013. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net cash flow from operating activities

Net Cash used in operating activities was $151,482 for the nine months ended September 30, 2013 compared to $797,261 for the same period in 2012 due to the Company expanding operations and sales.

Net cash flow from investing activities

Net cash used in investing activities was by $9,721 for the nine months ended September 30, 2013 compared to $75,000 for the same period in 2012 due to purchase of furniture and equipment and payment of long term deposit in 2013.

Net cash flow from financing activities

Net cash provided by financing activities was $156,967 for the nine months ended September 30, 2013 compared to $880,249 for the same period in 2012.  In 2013, we received proceeds of $328,480 from issuance of notes payable, net of repayments of $150,260 and repayments of related party notes payable of $21,253.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2013 and December 31, 2012, the Company has a working capital deficit of $1,113,534 and $1,141,259, and an accumulated deficit of $1,937,207 and $1,598,591. The Company has increased revenues in the past through an advertising contract and feels it will be able to meet its obligation. If the current expansion is not sustained, we will be dependent upon the raising of additional capital through placement of our common stock in order to implement our business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations through normal operating activities and additional debt issuances.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims not previously disclosed on Form 8-K.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 29, 2012 one member of the Board of Directors, Jorge Andrade Jr., filed for bankruptcy protection in the United States Bankruptcy Court for the Central District of California under Chapter 7 of the United State Bankruptcy Code, as amended, case no. 8:12-bk-12653-TA (“Chapter 7 Bankruptcy”). Under the Chapter 7 Bankruptcy, Dr. Andrade was seeking discharge of most of his debts. On June 18, 2012, the U.S. Bankruptcy court issued a Discharge of Debtor Order declaring that Dr. Andrade was granted a discharge under Section 727 of Title 11 of the U.S. Bankruptcy Code.

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

FRESH START PRIVATE MANAGEMENT, INC.

Date: November 14, 2013	By:	/s/ Kent Emry
Kent Emry
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director