Form 10-K
period 2013-12-31
BioCorRx Inc.
filed 2014-04-14
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Commission File Number 333-153381

BioCorRx Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 N. Parkcenter Drive, Suite 103 Santa Ana, California	92705	(714) 462-4880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.036 per share on the (Over the Counter Bulletin Board) of the registrant as of June 28, 2013: $3,377,574.

As of April 11, 2014, there were 129,843,501 shares of registrant’s common stock outstanding.

PART I

ITEM 1 – BUSINESS

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

This Annual Report on Form 10-K includes the accounts of BioCorRx Inc. (“BioCorRx”) and its wholly-owned subsidiary, as follows, collectively referred to as “we”, “us” or the “Company”: Fresh Start Private, Inc., a Nevada corporation (“FSP").

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of FSP, the principal business of the Company originally was to develop “green” renewable fuel sources for agricultural operations, specifically biodiesel. On July 26, 2010, we filed an amendment to our Articles of Incorporation changing our name to Fresh Start Private Management, Inc. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcoholism rehabilitation treatment.

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

On January 7, 2014, we filed an amendment to our articles of incorporation changing our name to BioCorRx Inc.

Business Overview

Through our wholly owned subsidiary, we are an alcoholism rehabilitation and treatment company headquartered in Santa Ana, California. We were established in January 2010 and are currently operating in Santa Ana, California. We developed the Start Fresh Program for the treatment of alcoholism rehabilitation consisting of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life coaching sessions from specialized life coaches.

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital. We offer a unique treatment program and, to date, we have experienced a high rate of success with very few participants starting to drink during the first year after the implant is inserted by a licensed physician administering the program. The Start Fresh program gives most alcoholic patients up to a 6 to 12 month window of sobriety. Statistics continue being compiled for after the 12 month period.

Service and Program

We have created an innovative alcoholism treatment program, called Start Fresh Program, that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends. We have been operating for approximately 48 months and over 300 patients have been treated with our program since we began operating. Currently, about 2 to 3 patients per week are being treated with our program. This number fluctuates depending on clinic(s) current advertising. The alcoholism treatment services reported cost is an average of $27,000 per patient and a portion is sometimes covered by insurance. This amount varies due to many factors, the major ones being, type of insurance policy and patients out of network deductibles. In addition, there are the service provider expenses, and surgery center costs (if not done in the office). Services are also provided to cash patients at discounted rates to create awareness in the treatment program. A radio marketing campaign in that started in January 2013 resulted in considerably more potential patients ready to go through the program at the rate of 10-15 patients per month.

Treatment Philosophy

Our alcoholism treatment program empowers patients to succeed. A detailed description of our treatment philosophy is as follows:

Medical Intervention: It is essential to significantly reduce a patient’s cravings for alcohol in order to fully break the cycle of addiction. We have built our Start Fresh Program around a state-of-the-art, minimally invasive, biodegradable implant of Naltrexone. Naltrexone is an FDA-approved pharmaceutical used for the treatment of alcoholism. A licensed physician surgically inserts a marble-sized pill under the skin in the lower abdomen. The pill is absorbed into the body and dissolves up to 6 to 12 months following the procedure in most patients depending on their metabolism and other factors.

Focus on Treatment: Unlike many other alcoholism treatment programs, we focus entirely on the treatment of alcohol addiction. It is our belief that alcohol addiction should be treated differently from addictions to other substances.

Comprehensive Approach: Alcoholism is a complex disease that needs a program specifically designed to treat the body, the mind, and the spirit of an alcoholic. We have created a comprehensive recovery program that includes state-of-the-art medical intervention, individually tailored coaching program sessions, rebuilding of the networks of family and friends, and post-treatment continuing care. Such an approach typically lasts for up to 6 to12 months from the initial surgical procedure of inserting the Naltrexone pill. We believe that through our comprehensive treatment method, clients will have the highest possible chances of full recovery from alcohol dependency.

Focus on Family and Friends: We believe that the attention from family and friends are the most important elements in the treatment of alcohol addiction. The program makes family and friends an essential element of the patients’ recovery and asks that they play an important role in both the initial treatment phase and in the long-term recovery process.

Program Description

We offer a comprehensive and highly effective alcohol addiction treatment program. Our proprietary program is designed to offer treatment and healing to both the body and the mind of an addict. Our alcoholism rehabilitation program is a two-part program that includes: (i) the insertion of a Naltrexone Implant that is believed to reduce physical cravings of alcohol by a trained physician; and (ii) life coaching that focuses on the mental addiction of alcoholism. The following is a detailed description of our alcohol treatment program.

Naltrexone Implant: Our unique program has reduced physical cravings for numerous patients suffering from alcoholism. Our implant is believed to reduce cravings for up to 6 to 12 months in patients depending on their metabolism and other factors. During this time, the program focuses on addressing the mental dependence on alcohol. The implant device is a Naltrexone pill that is the size of a marble and inserted via an outpatient surgical procedure into the lower abdomen of the patient. The Naltrexone pill will be absorbed by the body over several months and will automatically dissolve and not need to be removed.

All procedures to place the Naltrexone tablet into patients are performed at several independently owned and licensed clinics locations in: Santa Ana, California, Walnut Creek, California, Phoenix, Arizona, Omaha, Nebraska and Norwalk, Connecticut that exclusively offer the Start Fresh Program. Addresses of all independently owned clinics offering our program are available on our website www.biocorrx.com. The procedures are performed by a licensed medical physician.

The Naltrexone implant is produced by select compounding pharmacies contracted by Trinity Rx Solutions, LLC. We entered into an exclusive license dated September 7, 2010 (the “License Agreement”) with Trinity Rx Solutions, LLC (“Trinity Rx”). In accordance with the terms and provisions of the License Agreement, Trinity Rx shall provide to us access to the Naltrexone implant that has been designed for alcoholism. As consideration for the License Agreement, the Company has issued 5,672,250 shares of our common stock (which was equal to 7.5% of the total shares outstanding at the time of the execution of the agreement) and a payment of $600 for each prescription requested by us.

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

The Naltrexone implant is two small tablets that are inserted beneath the skin in the subcutaneous fat located in the lower abdomen. The implant procedure is an outpatient procedure that takes approximately 30 minutes. A local anesthetic is administered when the tablets are implanted and the patient is free to leave the clinic and return to normal activities within a few hours of the procedure. The tablets are biodegradable and will gradually dissolve in the human body. The tablets contain a drug called Naltrexone, which has been shown to block receptors in the brain that crave alcohol. Naltrexone is an FDA approved medication and all patients are required to obtain a prescription for the drug from a medical doctor. The doctors employed by Start Fresh Alcohol Recovery Clinic, Inc. are responsible for evaluating the patients, determining if the patient is a candidate and, if so, writing the prescription. The prescription is then presented to compounding pharmacies contracted by Trinity Rx that produce the tablet using Naltrexone as the core ingredient.

Once the tablet is implanted in the patient, they are usually free to return to work on the next business day and will be contacted by a life coach within the next 2 to 3 days to begin coaching sessions.

Start Fresh Program Coaching: We developed a coaching program to assist patients in treating their dependence on alcohol. Within one week of receiving the Naltrexone implant, each patient will be contacted by a life coach/ Licensed Therapist and will schedule an initial meeting. This life coach/Licensed Therapist will coach the patient for the next 6 to 12 months following the implant to help them cope with and eliminate their dependence on alcohol. Each patient receives 14-16 1-hour sessions with a life coach/licensed therapist.

As part of the life coaching service, life coach(es)/Licensed Therapist(s) focus on bringing family and friends into the recovery process. This provides emotional support for patients and allows them to understand that they have people that care for them and want them to remain sober.

The final part of the life coaching is remaining in contact with patients after the 12 month period of direct coaching is over. Contact with patients is encouraged after the procedure and life coaching is completed to ensure that clients maintain their sobriety and remain fully committed to sober living.

Marketing Strategy

We have and will continue to use a variety of advertising channels to increase our exposure and awareness to prospective patients about our Start Fresh Program. In addition to word of mouth from patients, we are focusing advertising on the radio, television and via the internet.

On February 1, 2011, we entered into that certain advertising agreement (the “Advertising Agreement”) with Clear Channel Broadcasting (“Clear Channel”). Pursuant to the terms and provisions of the Advertising Agreement, Clear Channel has agreed to promote our Start Fresh Program by advertising through radio, internet and/or other suitable mediums. As consideration for this service, we have paid Clear Channel a fee of $5,000 for costs and expenses and an additional $3,000 for cash patients and $6,000 for insured patients that they have successfully referred to our clinic through their advertisements. To date, we have paid Clear Channel a total of $165,000.

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

Competition

We offer a unique, proprietary treatment plan for alcoholism. However, there are many services and clinics that already provide support for alcoholics. There are rehabilitation and treatment centers within close proximity to our offices that provide alcohol addiction treatment and detoxification services. Some of these centers are also much cheaper and some offer free support for alcoholics. This puts us at a competitive disadvantage. We, however, hope to distinguish ourselves from our competition by proving that our product is successful and our success rate is much higher than our competitors.

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

Growth Strategy

We have developed a program that we believe helps patients battle their mental and physical addiction to alcohol. We are currently operating in Santa Ana, California and market nationally. We are currently considering distributing to additional locations in the United States and expect to use proceeds from the sale of stock as well as operating income to expand to these locations once we deem them viable.

Intellectual Property

We do not own any intellectual property, patents or trademarks.

Government Regulation and Approvals

All procedures need to be completed by a physician or a company owned by a physician. Start Fresh Alcohol Recovery Clinic, Inc. was owned previously by Dr. Lucien Alexandre, M.D. and Start Fresh Alcohol Recovery Clinic, Inc. and Dr. Alexandre had performed all the surgical procedures through April 30, 2013.

As of May 1, 2013 Start Fresh Alcohol Recovery Clinic is owned by Dr. George Fallieras, Dr. Fallieras is also the medical director of Start Fresh Alcohol Recovery Clinic.

The Naltrexone implant does not need any approval because Naltrexone is already an FDA approved medication. Once the physician writes a prescription for Naltrexone, a pharmacist can put it into a compounded form and then administer the medication.

Other than this, we are not aware of any other governmental regulations or approvals for any of our products.

MATERIAL AGREEMENT

On June 1, 2011, we entered into the Service Agreement with Start Fresh Recovery Clinic (the "Service Provider") and Dr. Lucien Alexander ("Dr. Alexander"). In accordance with the terms and provisions of the Service Agreement: (i) we engaged the Service Provider to provide us with services in our Santa Ana Clinic consisting of providing consultation of insurance patients health and physical reports; (ii) assessment to determine if the patient is a candidate for receiving a Naltrexone Implant; (iii) if the patient qualified for receipt of a Naltrexone Implant, implant services for the Naltrexone Implant would be provided together with postoperative care; (iv) teach other doctors that may be contracted by the Service Provider how to do the implant procedure; and (v) to be a strong advocate for the Start Fresh Program.

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

Therefore, on April 13, 2013, we entered into a settlement agreement with Dr. Alexander (the "Settlement Agreement"). In accordance with the terms and provisions of the Settlement Agreement: (i) the Service Agreement involving Dr. Alexander was terminated; (ii) a new service provider would assume the responsibilities of Dr. Alexander pursuant to which Dr. Alexander would transfer all of his right, title and interest in and to ownership of the Start Fresh Clinic to California licensed Dr. George Fallieras for a payment of $10,000.00 and provide tail coverage on the existing policy for two years; (iii) Dr. Alexander would agree to waive any and all now or hereinafter contractual claims to monies he would have been owed from all pending insurance payments and as his role as medical director and that such funds shall be retained by us.

On October 2, 2013 we entered into a five year license and access agreement with Start Fresh Alcohol Recovery Clinic, Inc. (the “Medical Group”) and Dr. George Fallieras. In accordance with the terms and conditions of the agreement the Company granted the exclusive, non-sublicensible and non-transferable right and license to access the Naltrexone implant products. The Medical Group shall pay to the Company a license fee at a negotiated royalty rate per program.

On January 27, 2012, the Company granted licensing rights for five years in the state of Florida for $300,000 payable as the licensee performs procedures. On November 8, 2013, the agreement was terminated.

On April 5, 2013, the Company granted licensing rights for ten years in the State of Arizona to Kryptonite Investments LLC. In accordance with the terms and provisions of the license agreement: (i) the license shall be granted by the Company to Kryptonite Investments upon payment of $425,000 to the Company as evidenced by that certain convertible debenture agreement (the "Debenture"); and (ii) the Company shall grant to Kryptonite Investments the exclusive rights to the License to use, sell and offer for sale in the state of Arizona. Kryptonite Investments shall pay the Company a license fee, which shall be payable as either: (i) an upfront License Fee less 10% discount for total of $270,000 if paid within 30 days of date that all principal and interest is repaid by the Company for the Debenture; or (ii) payable as the licensee performs procedures to begin within 30 days of principal and interest being paid in full for the Debenture by the Company.

On July 31, 2013, the Company granted licensing rights perpetually in the state of Nebraska to Fresh Start Private Midwest LLC. During the term of the license agreement the licensee shall pay to the Company on a monthly basis, the greater of $5,000 for each month of the term of the License Agreement or 20% of the revenues generated.

On August 2, 2013, the Company granted licensing rights perpetually for the 48 most northern counties in the state of California to Fresh Start NoCal LLC for an aggregate of $633,000 but no more than $1,000,000 for the up-front license fee as well as an agreed upon royalty rate of the revenues generated.

On December 13, 2013, the Company granted licensing rights for ten years in the state of Connecticut for $350,000 for the up-front license fee to JPL, LLC. During the term of the license agreement, a royalty fee equal to 10% of the revenues generated as well as an agreed upon program fee upon the order of the Counseling Programs.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 601 North Parkcenter Drive, Suite 103, Santa Ana, California 92705, and our telephone number is (714) 462-4880. We lease this property. Our lease commenced effective July 1, 2013 for a term of three years. The base rent is $1,440 per month.

ITEM 3 – LEGAL PROCEEDINGS

On June 13, 2013, Fresh Start Private Florida, LLC (“FSPF”) filed a complaint against the Company alleging breach of a License Agreement whereby FSPF was to receive, implant, use, sell and otherwise commercialize the Naltrexone implant product and the Fresh Start Alcohol Rehabilitation Program throughout the state of Florida. The complaint alleged that the Company made certain misrepresentations and failed to provide certain operational documentation pursuant to the License Agreement. (Fresh Start Private Florida, LLC v. Fresh Start Private Management, Inc., Case No. 13-CA 1850, Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida). The Company filed a response and a counterclaim against FSPF and its managing partner, Timothy Jackoboice, for breach of the License Agreement for failure to promote and advertise the services as agreed upon under the Agreement. The Company is seeking relief in the form of damage and attorneys’ fees. The Company intends to vigorously defend the suit and pursue its counterclaims against FSPF. The outcome is uncertain.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been approved for quotation on The OTC Bulletin Board under the symbol “BICX.” The Company stock began trading on August 30, 2010. The table below sets forth the high and low bid prices for our common stock for the period indicated as reported on the OTCBB website.

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2013	0.12	0.12
September 30, 2013	0.0257	0.025
June 30, 2013	0.038	0.036
March 31, 2013	0.055	0.041
December 31, 2012	0.012	0.012
September 30, 2012	0.018	0.017
June 30, 2012	0.02	0.015
March 31, 2012	0.034	0.025

As of April 11, 2014, 129,843,501 shares of our common stock were issued and outstanding.

Holders

As of April 11, 2014, there were approximately 85 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan, the BioCorRx, Inc. 2013 Stock Option Plan (the “Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	15,000,000	-	15,000,000
Total	15,000,000	-	15,000,000

2013 Stock Option Plan

On April 1, 2013, our Board of Directors authorized and approved the adoption of the Plan effective April 1, 2013 under which an aggregate of 15,000,000 of our shares may be issued.

During fiscal year ended December 31, 2013, we granted an aggregate 11,500,000 Stock Options to our officers and directors and certain consultants.

The purpose of the Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to five (5) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 15,000,000 shares as at the date of adoption by the Board of Directors of the Plan. At the time a Stock Option is granted under the Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to five (5) years or the limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

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

Registration Statement

We filed a registration statement on Form S-8 dated January 10, 2014 (the “Registration Statement”) registering an aggregate of 15,000,000 shares of our common stock underlying the Stock Options. We granted an aggregate of 11,500,000 Stock Option as registered under the Registration Statement.

Recent Sales of Unregistered Securities

None

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are an addiction rehabilitation company and developer of the Start Fresh Program headquartered in Santa Ana, California. We were established in January 2010 and currently operating in Santa Ana, California. The Company’s current treatment program is called the Start Fresh Program. On January 7, 2014 we changed our name to BioCorRx Inc. to take advantage of unique branding of our Start Fresh Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital.

The Start Fresh Program is an alcoholism treatment program comprised of two parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the drug, Naltrexone (implanted under the skin) (the “Implant”) which reduces alcohol cravings over a period of time which typically is longer than other formulations or means of injection of the drug Naltrexone; and (2) uniquely and specifically structured, intensive one on one alcohol addiction life coaching program developed by BioCorRx, Inc. (the “Coaching Program”).

BioCorRx, Inc. has been granted an exclusive license to the proprietary implant by its developer. The license allows BioCorRx to license to physicians and medical groups experienced in treating alcoholism and addiction dependency the right to order the proprietary implant from the compounding pharmacies that have been licensed and trained to make the implant by its developer. It also allows BioCorRx to sub-license the implant access to territories in the U.S. and abroad.

BioCorRx is not a licensed health care provider and does not provide health care services to patients. BioCorRx does not operate substance abuse clinics and does not employ substance abuse counselors or coaches at this time. BioCorRx makes the Start Fresh Program available to health care providers to utilize when the health care provider determines it is medically appropriate and indicated for his or her patients. Any physician or licensed alcohol addiction treatment provider is solely responsible for treatment options prescribed or recommended to his or her patients. At all times, such providers retain complete and exclusive authority, responsibility, supervision and control over their medical practice, their patients, the treatment that their patients receive and any decision to prescribe the implant to any of the provider’s patients. BioCorRx does not condition its license to health care providers accessing the implant on their making available the Coaching Program to the providers’ patients – although BioCorRx certainly encourages that providers do so.

BioCorRx has issued several license agreements to several unrelated third parties involving the establishment of alcoholism rehabilitation and treatment centers and creating certain alcoholism rehabilitation programs. The Company has substantially expanded its operations in 2013 through the licensing and distribution opportunities of its Start Fresh Program. The four new locations now offering the Start Fresh Program are Arizona, Northern California, Nebraska and Connecticut. The company’s current focus will continue on expansion to more territories across the United States, branding of the Start Fresh Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation services to clients nationwide as it expands its network of licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	2013	2012

Net Sales	$714,962	$868,161
Cost of Sales	160,187	402,482
Gross Profit (Loss)	554,775	465,679
Total Operating Expenses	(3,055,140)	(1,086,383)
Gain on settlement of debt	25,100	-
Net Interest Expense	(310,403)	(260,246)
Loss on change in derivative liability	(1,051,254)	(1,269)
Income taxes	(1,600)	(1,600)
Net Loss	$(3,838,522)	$(885,807)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Sales

Sales for the year ended December 31, 2013 were $714,962 compared with $868,161 for the year ended December 31, 2012, reflecting a decrease of 18%. Advertising promoting the Company’s program for the year ended December 31, 2013 and 2012 were $36,053 and $100,624, respectively, reflecting a decrease of 64% due to no radio advertising in the third and fourth quarter 2013.

The decrease in sales revenue is directly related to the Company’s focus on licensing and distribution efforts in the third and fourth quarter of 2013 which will enable the Company to create a stronger revenue stream going forward.

Cost of Sales

Cost of sales for the year ended December 31, 2013 were $160,187 compared with $402,482 for the year ended December 31, 2012, reflecting a decrease of 60%. Cost of sales have dropped dramatically because of the new variation of the licensing and distribution revenue model.

Gross Profit

Gross profit percentage for the year ended December 31, 2013 was 77.6% compared to 53.6% for the year ended December 31, 2012. The gross profit percentage increase is reflective of the reduction in cost of sales.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2013 and 2012 were $3,055,140 and $1,086,383 reflecting an increase of 182%. Specifically, comparing the year ended December 31, 2012 to December 31, 2013, consulting fees increased from $516,975 to $671,892, accounting fees increased from $45,123 to $92,159, advertising decreased from $100,629 to $36,053, and rent decreased from $44,899 to $30,195. In addition, we incurred $822,813 as stock based compensation in 2013 compared to 259,148 in 2012.

Interest Expenses

Interest expense for the year ended December 31, 2013 and 2012 were $311,879 and $260,246, respectively, reflecting additional costs incurred from our 2013 borrowings.

Income taxes

Income taxes for the year ended December 31, 2013 and 2012 were $1,600 and $1,600, respectively.

The components of the income tax provisions for 2013 and 2012 are as follows:

	2013	2012
Current provision:
Federal	$-	$-
State	1,600	1,600
	1,600	1,600
Deferred benefit:
Federal	(946,991)	(290,248)
State	(246,076)	(75,465)
	(1,193,068)	(365,713)

Change in valuation allowance	1,193,068	365,713

Total provision	$1,600	$1,600

The difference between the income tax provision and income taxes computed using a U.S. federal income tax rate of 34% consisted of the following:

	2013	2012

Provision at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.8%	5.8%
Other	(8.8%)	1.3%

Change in valuation allowance	(31.1%)	(41.4%)

Total	(0.1%)	(0.2%)

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,239,529	$818,573
Share-based compensation	86,806	62,039
Accrual to Cash	622,243	-
Other	11,297	11,298

Total deferred tax assets	1,959,875	891,910
Valuation Allowance	(1,768,722)	(664,300)
	191,153	227,590
Deferred tax liabilities:
Tax deductible licensing agreement	(187,645)	(132,300)
Accrual to cash	-	(94,516)
Other	(3,509)	(774)

Total deferred tax liabilities	(191,153)	(227,590)

Net deferred tax assets(liabilities)	$-	$-

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2013, as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has federal and California net operating losses (NOLs) of approximately $2,894,630 and $2,888,633, respectively, which begin to expire in the years beginning in 2029 and 2029 for federal and state purposes, respectively. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOLs and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2027 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740, Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2013. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

Interest and penalties associated with unrecognized tax benefits are recorded in nonoperating income and expenses and selling, general and administrative expenses, respectively. As of December 31, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits. As of December 31, 2013, the Company's federal tax returns are open to audit under the statute of limitations for the years 2010 and later, and the Company's state tax returns generally are open to audit under statutes of limitations for the years 2009 and later. However, if NOLs that originated in earlier tax years are utilized in the future, the amount of such NOLs from those earlier years remain subject to review by tax authorities.

Net Loss

For the year ended December 31, 2013, the Company experienced a loss of $3,706,170 compared with a net loss of $885,807 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of approximately $108,566. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2013	2012

Net cash provided by (used in) operating activities	$103,458	$(927,758)
Net cash used in investing activities	(34,721)	(75,820)
Net cash provided by financing activities	33,827	1,007,923
Net increase in cash	102,564	4,345
Cash, beginning of period	6,002	1,657
Cash, end of period	$108,566	$6,002

Currently we have no material commitments for capital expenditures as of the end of the year ending December 31, 2013. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2013, the company entered into five separate licensing and distribution agreements whereby the Company received up-front licensing fees which allowed for sufficient cash flow to maintain operations. We believe that providing licensing and distribution opportunities will create a steady revenue stream by which sufficient cash flows can be maintained while the Company continues its growth and expansion.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue, our operations

Net Cash Flow From Operating Activities

Net Cash provided in operating activities decreased by $1,031,216 for the year ended December 31, 2013 compared to 2012 primarily due to the Company’s ability to increase its cash flow from earned revenue that is directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities decreased by $41,099 for the year ended December 31, 2013 compared to of 2012 primarily due to reduction in purchasing of assets.

Net Cash Flow From Financing Activities

Net cash provided by financing activities decreased by $974,096 for the year ended December 31, 2013 compared to 2012 due to the decrease in borrowings.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2013 and December 31, 2012, the Company has a working capital deficit of $833,194 and $1,141,259, and an accumulated deficit of $5,437,113 and $1,598,591.  The Company’s revenues have decreased from 2012 to 2013.  We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing.  There can be no assurance that the Company will be successful in these situations in order to continue as a going concern.  The Company is funding its operations by additional borrowings and  some shareholder advances.

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

Revenue Recognition

The Company generates revenue from services. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. The Company defers any revenue for which the  services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patented technology and additional royalties on covered services. Revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured. Under these license agreements, the Company generally receives an initial non-refundable license fee and in some cases, additional running royalties.  Revenue from royalties is recognized when earned and when amounts can be reasonably estimated.

Deferred Revenue

The Company from time to time collects initial license fees when license agreements are signed and become effective. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the economic life of the related contract.

Advertising

Advertising costs are expensed as incurred. As of December 31, 2013 and 2012, $36,053 and $100,629 advertising costs have been incurred.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity  The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BioCorRx Inc. (formerly Fresh Start Private Management, Inc.)

We have audited the accompanying consolidated balance sheets of BioCorRx Inc. (formerly Fresh Start Private Management, Inc.) (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kling & Pathak LLP

Cerritos, California
April 11, 2014

BIOCORRX INC.
(formerly Fresh Start Private Management, Inc.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash	$108,566	$6,002
Accounts receivable, net	299,220	1,074,552
Accounts receivable, other	15,000	-
Prepaid expenses	81,317	24,317
Deposits, short term	25,000	-
Total current assets	529,103	1,104,871

Property and equipment, net	8,845	5,342

Other assets:
Accounts receivable, long term	44,359	-
Licensing agreement, net	3,838,223	3,970,575
Deposits, long term	5,334	2,278
Total other assets	3,887,916	3,972,853

Total assets	$4,425,864	$5,083,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$957,786	615,304
Due to factor	-	154,990
Income tax payable	-	1,600
Deferred revenue, short term	192,870	78,467
Advances from lenders	95,599	885,000
Convertible note payable, net of debt discount	-	5,708
Notes payable, net of debt discount, related party	28,480	95,736
Notes payable, related party	87,562	144,815
Total current liabilities	1,362,297	1,981,620

Long term debt:
Deferred revenue, long term	741,723	184,471
Convertible notes payable, net of debt discount	601,328	-
Notes payable, net of debt discount, related party	190,888	-
Warrant liability	287,731	-
Derivative liability	1,019,103	80,039
Total long term debt	2,840,773	264,510

Total liabilities	4,203,070	2,246,130

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 127,343,501 and 100,768,501 shares issued and outstanding as of December 31, 2013 and 2012, respectively	127,344	100,769
Common stock subscribed	100,000	100,000
Additional paid in capital	5,432,563	4,234,758
Accumulated deficit	(5,437,113)	(1,598,591)
Total stockholders’ equity	222,794	2,836,936

Total liabilities and stockholders’ equity	$4,425,864	$5,083,066

See the accompanying auditor’s report and notes to the consolidated financial statements

BIOCORRX INC.
(formerly Fresh Start Private Management, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012

Sales, net	$714,962	$868,161
Cost of sales	160,187	402,482

Gross profit	554,775	465,679

Operating expenses:
Selling, general and administrative	2,919,625	1,086,383
Depreciation and amortization	135,515	1,988
Total operating expenses	3,055,140	1,088,371

Net loss from operations	(2,500,365)	(622,692)

Other income (expenses):
Gain on settlement of debt	25,100	-
Interest expense	(310,403)	(260,246)
Loss on change in fair value of derivative liability	(1,051,254)	(1,269)

Net loss before income taxes	(3,836,922)	(884,207)

Income taxes	1,600	1,600

Net loss	$(3,838,522)	$(885,807)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	117,381,720	106,153,613

()

See the accompanying auditor’s report and notes to the consolidated financial statements

BIOCORRX INC.
(formerly Fresh Start Private Management, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
TWO YEARS ENDED DECEMBER 31, 2013

				Additional
	Common stock		Common stock	Paid in	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2011	118,141,938	$118,142	$100,000	$3,984,317	$(712,784)	$3,489,675
Common stock re-acquired and canceled, net with fees and related costs	(24,000,000)	(24,000)	-	(51,000)	-	(75,000)
Common stock issued in connection with notes payable	1,400,000	1,400	-	35,700	-	37,100
Common stock issued for services rendered	4,506,563	4,507	-	109,825	-	114,332
Common stock issued in settlement of interest	720,000	720	-	11,100	-	11,820
Stock based compensation	-	-	-	37,228	-	37,228
Fair value of vested employee options	-	-	-	107,588	-	107,588
Net loss	-	-	-	-	(885,807)	(885,807)
Balance, December 31, 2012	100,768,501	100,769	100,000	4,234,758	(1,598,591)	2,836,936
Common stock issued for services rendered	15,800,000	15,800	-	223,048	-	238,848
Common stock issued in connection with the exercise of options	9,000,000	9,000	-	126,000	-	135,000
Common stock issued in legal settlement	100,000	100	-	2,900	-	3,000
Common stock issued in connection with notes payable	1,675,000	1,675		66,481	-	68,156
Common stock issuable in connection with note payable	-	-	-	52,138	-	52,138
Stock based compensation	-	-	-	187,600	-	187,600
Fair value of vested options	-	-	-	539,638	-	539,638
Net loss	-	-	-	-	(3,838,522)	(3,838,522)
Balance, December 31, 2013	127,343,501	$127,344	$100,000	$5,432,563	$(5,437,113)	$222,794

See the accompanying auditor’s report and notes to the consolidated financial statements

BIOCORRX INC.
(formerly Fresh Start Private Management, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,838,522)	$(885,807)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	135,514	1,988
Amortization of debt discount	134,607	26,544
Provision for doubtful accounts	720,805	380,030
Non cash interest	-	20,770
Gain on settlement of debt	(25,100)	-
Stock based compensation	897,400	259,148
Common stock issued in settlement of interest	-	11,820
Loss on change of fair value of derivative liability	1,051,254	1,269
Changes in operating assets and liabilities:
Accounts receivable	50,168	(925,813)
Accounts receivable-other	(15,000)	-
Prepaid expenses	11,685	(20,122)
Accounts payable and accrued expenses	505,582	(16,157)
Income taxes payable	(1,600)	1,600
Due to factor	(154,990)	(45,966)
Deferred revenue	631,655	262,938
Net cash provided by (used in) operating activities	103,458	(927,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and cancelation of treasury shares	-	(75,000)
Payment of acquisition deposit	(25,000)	-
Payment of long term deposits	(3,056)	-
Purchase of equipment	(6,665)	(820)
Net cash used in investing activities	(34,721)	(75,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	328,480	112,000
Proceeds from convertible notes payable	-	58,000
Proceeds from lender advances	-	885,000
Repayments of lender advances	(4,401)	-
Repayments of convertible notes payable	(58,000)	-
Repayments of notes payable	(174,999)	-
Net repayments of notes payable, related party	(57,253)	(47,077)
Net cash provided by financing activities	33,827	1,007,923

Net increase (decrease) in cash	102,564	4,345
Cash, beginning of the period	6,002	1,657

Cash, end of period	$108,566	$6,002

Supplemental disclosures of cash flow information:
Interest paid	$119,648	$-
Taxes paid	$-	$1,600

Non cash financing activities:
Common stock issued in settlement of notes payable	$-	$37,100
Common stock issued in legal settlement	$3,000	$-
Common stock issued for exercise of options paid by amounts due to the option holders	$135,000	$-

See the accompanying auditor’s report and notes to the consolidated financial statements

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – BUSINESS AND RECAPITALIZATION

BioCorRx Inc. (formerly Fresh Start Private Management, Inc.) through its wholly owned subsidiary Fresh Start Private, Inc. provides an innovative alcoholism treatment program that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends.

On October 31, 2011 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) BioCorRx Inc. (formerly Fresh Start Private Management, Inc.) (the “Company”), (ii) our former principal stockholder, (iii) Fresh Start Private, Inc. (“FSP”), and (iv) the former shareholders of FSP. Pursuant to the terms of the Exchange Agreement, each of the former shareholders of FSP transferred to us all of their shares of FSP in exchange for the issuance of 37,000,000 shares of our common stock, which represented approximately 31.3% of our total shares outstanding immediately following the closing of the transaction (such transaction, the “Share Exchange”). As a result of the Share Exchange, FSP became our wholly-owned subsidiary. We are now a holding company, which through FSP, is now engaged in alcohol treatment. Upon completion of the Share Exchange, Fresh Start Private, Inc. became BioCorRx, Inc.’s wholly-owned subsidiary. As the owners and management of Fresh Start Private, Inc. obtained voting and operating control of Fresh Start Private Management, Inc. after the Share Exchange and Fresh Start Private Management Inc. was non-operating, had no assets or liabilities and did not meet the definition of a business. The transaction has been accounted for as a recapitalization of Fresh Start Private, Inc., accompanied by the issuance of its common stock for outstanding common stock of BioCorRx Inc.(formerly Fresh Start Management Inc.), which was recorded at a nominal value. The accompanying consolidated financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on July 8, 2009 (inception date) and accordingly all share and per share amounts have been adjusted.

On January 7, 2014, the Company changed its name to BioCorRx Inc. In addition, effective February 20, 2014, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CEYY to BICX.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of BioCorRx Inc (formerly Fresh Start Private Management, Inc.) and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the “Company” or “BioCorRx”). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue from services and product sales. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The Company licenses patented technology to customers under licensing agreements that allow those customers to utilize the technology in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patented technology and additional royalties on covered services. Revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured. Under these license agreements, the Company generally receives an initial non-refundable license fee and in some cases, additional running royalties.  Revenue from royalties is recognized when earned and when amounts can be reasonably estimated.
Deferred Revenue

The Company from time to time collects initial license fees when license agreements are signed and become effective. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the economic life of the related contract.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $659,850 and $866,315 as of December 31, 2013 and 2012, respectively.

Fair Value Of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. See Footnote 8 and 10 for derivative liabilities.

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

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is five years for furniture and all other equipment. Expenditures for maintenance and repairs are expensed as incurred.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of December 31, 2013 and 2012, potentially dilutive shares issuances were comprised of convertible notes payable, warrants and vested stock options.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $36,053 and $100,629 as advertising costs for the year ended December 31, 2013 and 2012, respectively.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Guarantor-Factoring Agreement

August 1, 2011, Start Fresh Alcohol Recovery Clinic Inc. (the “Clinic”), prior to recapitalization of the Company, entered into an agreement with a factoring company to provide a debt facility secured against the approved insurance clients of the Company. The agreement is for one year, for a maximum facility of $500,000. The facility bears a funding fee equal to the greater of (i) the prime rate of interest plus 6.5% multiplied by the outstanding facility position, calculated monthly and (ii) $4,500 and a Collateral Management Fee equal to 1% of the factored accounts receivable. If both fees are less than $6,000 per month, then the combined fee is $6,000. Up to October 31, 2011, the aforementioned fees were capped at 50% of the greater amount. Additionally the Company was responsible for monthly maintenance fees of $350 per month and an origination fee of 3% of the facility cap or $15,000. The Company was the guarantor for this facility. The security for the facility was provided by way of a security interest against the receivables of the Clinic, a general security assignment over all of the assets of the Clinic and the Company and personal guarantees of two of the Company’s directors. $-0- and $154,990 was due to factor as of December 31, 2013 and 2012, respectively.

On February 26, 2013, BioCorRx Inc. (formerly Fresh Start Private Management, Inc.) (The Company) entered into an agreement with the factoring company to repay the outstanding sum of $140,000 no later than August 30, 2013.

On August 30, 2013, the Company paid off the above described guarantor-factoring agreement including accrued interest.

As of December 31, 2013, the above described guarantor-factoring agreement was no longer effective.

Share Based Compensation

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

As of December 31, 2013, 9,000,000 and 2,750,000 employee and non-employee stock options were outstanding, respectively, with 3,000,000 and 2,750,000 shares vested and exercisable, respectively.

As of December 31, 2012, 9,000,000 employee stock options were outstanding with 9,000,000 shares vested and exercisable.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2013 and 2012, the Company has not recorded any unrecognized tax benefits.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $5,437,113, total current liabilities in excess of current assets (working capital deficiency) of $834,794 and minimum cash flow from operations at December 31, 2013 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2013 and 2012:

	2013	2012

Office equipment	$14,649	$10,049
Computer equipment	2,574	509
Leasehold improvements	20,014	20,014
	37,237	30,572
Less accumulated depreciation	(28,392)	(25,230)
	$8,845	$5,342

Depreciation expense charged to operations amounted to approximately $3,162 and $1,988, respectively, for the years ended December 31, 2013 and 2012.

NOTE 5 – LICENSING RIGHTS

On October 28, 2010, prior to the recapitalization of the Company, the Company acquired an exclusive product license, which included the right to use the Naltrexone Implant and any procedures related to the licensed product. The Company paid a onetime license fee of 7.5% of the total common shares outstanding on the date of the agreement, or 5,672,250 common shares at the market value of $0.70 per share as of the date of the agreement. Total value of the license is recorded as $3,970,575. Additionally, the Company will pay $600 for each prescription request of the licensed product. The agreement will remain in force for so long as the Company continues to use the Licensed Product.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization of the year ended December 31, 2013 was $132,353.

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

At December 31, 2013, the Company’s management performed an evaluation of its intangible assets (licensing rights) for purposes of determining the implied fair value of the assets at December 31, 2013. The test indicated that the recorded book value of its licensing rights did not exceed its fair value for the year ended December 31, 2013 as determined by discounted future cash flows. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

NOTE 6 – DEFERRED REVENUE

On January 27, 2012, the Company granted licensing rights for five years in the state of Florida for $300,000 payable as the licensee performs procedures. The licensing fees are amortized to income over the term on the license agreement. On November 8, 2013, the agreement was terminated. The remaining deferred revenue balance as of December 31, 2013 and 2012 was $-0- and $244,438, respectively.

Effective on April 5, 2013, the Company granted a sub-license agreement for ten years amongst the Company, Kryptonite Investments LLC (“Kryptonite Investments”) and Trinity dated April 8, 2013 for the state of Arizona.

In accordance with the terms and provisions of the license agreement: (i) the license shall be granted by the Company to Kryptonite Investments upon payment of $425,000 to the Company as evidenced by that certain convertible debenture agreement (the “Debenture”); and (ii) the Company shall grant to Kryptonite Investments the exclusive rights to the License to use, sell and offer for sale in the state of Arizona.

Kryptonite Investments shall pay the following amounts to the Company; a license fee of $300,000 (the “License Fee”), which shall be payable as either: (i) an upfront License Fee less 10% discount for total of $270,000 if paid within 30 days of date that all principal and interest is repaid by the Company for the Debenture; or (ii) payable as the licensee performs procedures to begin within 30 days of principal and interest being paid in full for the Debenture by the Company. The remaining unrecognized balance as of December 31, 2013 was $255,640.

On August 2, 2013, the Company granted licensing rights perpetually for the 48 most northern counties in the state of California for an aggregate of $633,000. The licensing fees are amortized to income over the estimated expected useful life of five years. The remaining deferred revenue balance as of December 31, 2013 was $586,319.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

On December 13, 2013, the Company granted licensing rights for ten years in the state of Connecticut for $350,000 payable upfront. The licensing fees are amortized to income over the term on the license agreement. The remaining deferred revenue balance as of December 31, 2013 was $348,275.

In addition, the Company received $18,500 in advance licensing fees as of December 31, 2012, subsequently refunded during the year ended December 31, 2013.

NOTE 7 – ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 of net proceeds in connection with the expected issuance of convertible debt. As of December 31, 2013, $95,599 of the notes have yet to be executed and finalized or refunded, however, the Company accrued $24,509 and $66,916 as estimated interest as of December 31, 2013 and 2012, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Asher Note

On December 11, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $58,000 (the “Note”). The financing closed on December 11, 2012.

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

On May 10, 2013, the Company paid off the above described note including accrued interest. Any unamortized debt discount and related derivative liability were charged to non-cash interest for the year ended December 31, 2013.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

In connection with the issuance of the convertible debenture, the Company issued an aggregate of 1,275,000 shares of its common stock and detachable warrants granting the holder the right to acquire an aggregate of 1,275,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share for five years. The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

The Company has identified the embedded derivatives related to the above described debenture and warrants. This embedded derivative included variable conversion or exercise features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

The Company allocated proceeds based on the relative fair values of the debt, common stock and warrants, measured at an aggregate of $148,134, to the warrant and debt conversion provision liabilities (debt and warrants) and equity (common stock) to discount to convertible debenture. The fair values of the embedded derivatives were determined using the Binominal Option Pricing Model with the following assumptions: contractual terms of 3 to 5 years, an average risk free interest rate of 0.33% to 0.68%, a dividend yield of 0%, and volatility of 256.18%.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2013 was $36,493, which was accounted for as interest expense. At December 31, 2013, the unamortized debt discount was $111,641.

Convertible debentures effective March 31, 2013

In November 2013, effective March 31, 2013, the Company issued four convertible debentures for an aggregate of $385,000 comprised of previous advances (see note 7 above). The financing closed in November 2013.

The Note bears interest at the rate of 15% per annum. Interest is payable quarterly on April 15, July 15, October 15 and January 15 for the prior quarter and principal must be repaid on March 31, 2016. The Notes are convertible into common stock, at holder’s option, at a $0.50 per share with certain conversion adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the conversion price in effect or without consideration, then the conversion price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

In connection with the issuance of the convertible debenture, the Company issued or is obligated to issue an aggregate of 1,155,000 shares of its common stock and detachable warrants granting the holder the right to acquire an aggregate of 1,155,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share for five years. The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

The Company has identified the embedded derivatives related to the above described debenture and warrants. This embedded derivative included variable conversion or exercise features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

The Company allocated proceeds based on the relative fair values of the debt, common stock and warrants, measured at an aggregate of $129,532, to the warrant and debt conversion provision liabilities (debt and warrants) and equity (common stock) to discount to convertible debenture. The fair values of the embedded derivatives were determined using the Binominal Option Pricing Model with the following assumptions: contractual terms of 3 to 5 years, an average risk free interest rate of 0.36% to 0.77%, a dividend yield of 0%, and volatility of 227.18%.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2013 was $32,501, which was accounted for as interest expense. At December 31, 2013, the unamortized debt discount was $97,031.

At December 31, 2013, the Company marked to market the fair value of the embedded derivative and determined a fair value of $1,019,103. The Company recorded a loss from change in fair value of derivative liability of $862,584 for the year ended December 31, 2013. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 239.48%, (3) weighted average risk-free interest rate of 0.78%, (4) expected life of 2.26 years, and (5) estimated fair value of the Company’s common stock of $0.12 per share.

NOTE 9 – NOTES PAYABLE

On March 5, 2012, the Company issued an aggregate of four unsecured promissory notes payable for $11,325 each (aggregate of $45,300 due June 5, 2012 with a stated interest rate of 20% per annum, with fixed interest of $2,265 due upon maturity. In connection with the issuance of the above described promissory notes, the Company issued 100,000 of its common stock per note (total of 400,000).

The Company recorded a debt discount of $3,000 per note based on the fair value of the Company’s common stock at the issuance date of the promissory notes.  The discount is amortized ratably over the  term on the notes. As of December 31, 2012, all four promissory notes were paid in full.

On April 3, 2012, the Company issued a unsecured promissory note payable for $150,000 due April 3, 2013 with a stated interest rate of 20% per annum, with fixed interest of $30,000 due upon maturity. In connection with the issuance of the above described promissory note, the Company issued 1,000,000 shares of its common stock. During the year ended December 31, 2013, the Company repaid the promissory note in full.

The Company recorded a debt discount of $25,100 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes.

On May 9, 2013, the Company issued a unsecured promissory note for $75,000, due July 8, 2013 at 0.0% interest. During the year ended December 31, 2013, the Company repaid the promissory note in full.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

In connection with the issuance of the above described promissory note, the Company is obligated to issue 100,000 of its common stock.

The Company recorded a debt discount of $4,400 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is charged to amortized ratably over the term on the notes.

NOTE 10 – WARRANT LIABILITY

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

The Company recorded a loss on change in fair value of warrant liability of $188,670 for the year ended December 31, 2013.

At December 31, 2013, the fair value of the 2,430,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 234.07%, (3) weighted average risk-free interest rate of 1.75%, (4) expected life of 4.26 years, and (5) estimated fair value of the Company’s common stock of $0.12 per share.

At December 31, 2013, the warrant liability valued at $287,731, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 11 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2013 and 2012, the Company received an advances from Jorge Andrade, director, and Neil Muller, President as loans from related parties. The loans are payable on demand and without interest

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013.

In connection with the issuance of the above described promissory note, the Company is obligated to issue 750,000 of its common stock.

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company.

During the year ended December 31, 2013, the Company received advances and issued notes in aggregate of $38,480, due on demand through July 14, 2014, non-interest bearing. The Balance as of December 31, 2013 was $28,480.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of December 31, 2013 and 2012, the Company had 127,343,501 shares and 100,768,501 shares of common stock issued and outstanding.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

During the months of May and June 2012, the Company issued an aggregate of 1,400,000 shares of its common stock in connection with the issuance of notes payable valued at $37,100.

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

In July 2013, the Company issued 125,000 shares of its common stock for services rendered valued at $4,250 based on the underlying market value of the common stock at the date of issuance.

In November 2013, the Company issued 300,000 shares of its common stock in connection with an issued convertible debenture.

In November 2013, the Company issued 9,000,000 shares of its common stock in connection with the exercise of employee stock options exercised at $0.015 per share. The aggregate exercise price of $135,000 was paid to the Company by utilizing amounts due to the employees by the Company.

In December 2013, the Company issued 175,000 shares of its common stock for services valued at $19,250. The fair value of the common stock issued is amortized to operations over the underlying contractual period.

As of December 31, 2013, the Company is obligated to issue an aggregate of 1,705,000 and 3,100,000 shares of its common stock in connection with issuance of convertible notes and approximately $187,600 of past services rendered, respectively. The fair value, determined by the underlying market value of the common stock at the date of obligation, was recorded in the current period operations.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

During the years ended December 31, 2012, the Company entered into consulting contracts obligating the Company to issue shares of its common stock. As of December 31, 2012, the common shares had not been issued. The Company accretes the fair value of the stock based obligation, determined at the inception of the agreements, over the requisite service period. During the year ended December 31, 2012, the Company recorded $37,228 as stock based compensation. During the year ended December 31, 2013, the common shares were issued.

At December 31, 2013 and 2012, the Company has $87,436 and $179,137 remaining unrecognized compensation.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Employee Options

On December 13, 2012, the Company ratified, confirmed and approved the granting of 2012 stock options in aggregate of 9,000,000 to Jorge Andrade, Neil Muller and Lourdes Felix, officers and directors of the Company under the Company’s 2012 Stock Option Plan. The issued options are exercisable immediately at $0.015 per share for five years.

On September 13, 2013, the Company ratified, confirmed and approved the granting of 2013 stock options in aggregate of 6,000,000 to Kent Emry, newly appointed CEO of the Company under the Company’s 2013 Stock Option Plan. The issued options are exercisable 50% immediately and 50% December 13, 2013 at $0.015 per share for five years.

On October 16, 2013, the Company ratified, confirmed and approved the granting of 2013 stock options in aggregate of 3,000,000 to Brady Granier, newly appointed COO of the Company under the Company’s 2013 Stock Option Plan. The issued options are exercisable immediately at $0.015 per share for five years.

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2012 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.015	9,000,000	4.73	$0.015	9,000,000	$0.015

The intrinsic value of the vested employee stock options as of December 31, 2013 was $945,000 based on the Company’s stock price of $0.12 per share at December 31, 2013.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	-	$-
Granted	9,000,000	0.015
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	9,000,000	$0.015
Granted	9,000,000	0.015
Exercised	(9,000,000)	0.015
Expired	-	-
Outstanding at December 31, 2013	9,000,000	$0.015

The intrinsic value of the exercised employee stock options was $693,000 based on the Company’s stock price of $0.092 per share at the exercise date.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

As described above, On November 29, 2012, the Company granted an aggregate of 9,000,000 options to purchase the Company’s common stock at an exercise price of $0.015 per share for five years to officers and directors with immediate vesting. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 261.40% and risk free rate of 0.63%.

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

As described above, on October 16, 2013, the Company granted 3,000,000 options to purchase the Company’s common stock at an exercise price of $0.015 per share for five years to the COO with immediate vesting on October 16, 2013. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 239.10% and risk free rate of 1.45%.

The Company recorded $307,281 and $107,588 as employee stock compensation expense for the years ended December 31, 2013 and 2012, respectively.

Non-employee options

In October, 2013, the Company ratified, confirmed and approved the granting of 2013 stock options in aggregate of 250,000 to the Company’s advisory board representing five individuals under the Company’s 2012 Stock Option Plan. The issued options are exercisable 52% immediately and remainder at 10,000 per month (12 months) at $0.015 per share for five years.

On December 4, 2013, the Company ratified, confirmed and approved the granting of 2013 stock options in aggregate of 2,500,000 to consultant organizations of the Company under the Company’s 2013 Stock Option Plan. The issued options are exercisable immediately at $0.015 per share for five years.

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2012 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.015	2,750,000	4.91	$0.015	2,650,000	$0.015

The intrinsic value of the vested non- employee stock options as of December 31, 2013 was $278,250 based on the Company’s stock price of $0.12 per share at December 31, 2013.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	-	$-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	-	$-
Granted	2,750,000	0.015
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013	2,750,000	$0.015

In October 2013, the Company granted an aggregate of 250,000 options to purchase the Company’s common stock at an exercise price of $0.015 per share for five years to the Company’s advisory board with 52% immediately and remainder at 10,000 per month (12 months) for five years. The fair value of vesting options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 234.07% to 240.11% and risk free rate of 1.30% to 1.75%.

As described above, on December 4, 2013, the Company ratified, confirmed and approved the granting of 2012 stock options in aggregate of 2,500,000 to consultant organizations of the Company under the Company’s 2012 Stock Option Plan. The issued options are exercisable immediately at $0.015 per share for five years. The fair value of vesting options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 237.24% and risk free rate of 1.45%.

The Company recorded $232,357 and $-0- as non-employee stock compensation expense for the years ended December 31, 2013 and 2012, respectively.

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	2,430,000	4.26	$1.00	2,430,000	$1.00

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	-	$-
Issued	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2012	-	$-
Issued	2,430,000	1.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013	2,430,000	$1.00

As described in Note 8, above, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 2,430,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share for five years. The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the years ended December 31, 2013 and 2012, the Company incurred $227,360 and $52,500 as consulting fees, respectively. As of December 31, 2013 and 2012, there was an unpaid balance of $162,850 and $62,225, respectively.

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the year ended December 31, 2013, the Company incurred $212,360 and $-0- as consulting fees and expense reimbursements. During the year ended December 31, 2012, the Company incurred $77,794 and $6,379 as consulting fees and expense reimbursements. As of December 31, 2013 and 2012, there was an unpaid balance of $142,459 and $65,774, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the years ended December 31, 2013 and 2012, the Company incurred $125,000 and $-0- as consulting fees, respectively. As of December 31, 2013 and 2012, there was an unpaid balance of $105,390 and $-0-, respectively.

West Coast Health Consulting, Inc. is a company controlled by Jorge Andrade that previously provided consulting services to the Company. During the years ended December 31, 2013 and 2012, the Company incurred $-0- and $2,026 as consulting fees, respectively. As of December 31, 2013 and 2012, there was an unpaid balance of $-0- and $-0-, respectively.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The Company has an arrangement with Brady Granier. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. As of December 31, 2013, $91,140 in consulting fees were incurred and as of December 31, 2012, $-0- in consulting fees was incurred. As of December 31, 2013 and 2012, there was an unpaid balance of 72,640 and $-0-, respectively.

The Company has an arrangement with Kent Emry. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. As of December 31, 2013, $7,000 in consulting fees were paid and as of December 31, 2012, $-0- in consulting fees was paid. As of December 31, 2013 and 2012, there was an unpaid balance of $26,189 and $-0-, respectively.

As described in Note 6, the Company granted a sub-license agreement for ten years amongst the Company, Kryptonite Investments LLC (“Kryptonite Investments”) and Trinity dated April 8, 2013 for the state of Arizona.

As described in Note 11, the Company has outstanding $316,042 in outstanding advances and notes payable to officers of the Company as of December 31, 2013.

As described in Note 15, the Board of Directors of the Company authorized the execution of a letter of understanding dated December 30, 2013 with Trinity Rx Solutions LLC (“Trinity Rx”) and Sal Amodeo, the sole member of Trinity Rx (“Amodeo”) to acquire substantially all the assets of Trinity Rx.  Amodeo owns 1,000,000 shares of the Company’s common stock through a consulting agreement,  is an grantee of a sub-licensing agreement as described in Note 6 and the Company acquired our licensing rights from Trinity represented by our intangible asset.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company’s lease commenced effective July 1, 2013 for a term of three years.  The base rent is $1,440 per month.  The lease agreement contains escalation clauses.  The Company determined that any related straight line rent is not material.

Aggregate maturities of long-term debt as of December 31, 2013 are as follows:

For the twelve months ended December 31,	Amount
2014	$116,042
2015	73,150
2016	889,800
2017	47,050
Total	$1,126,042

Employment agreements

On September 9, 2013, the Company entered into an employment agreement with Kent Emry for the full time position of Chief Executive Officer of the Company for 12 months with automatic renewals. Compensation at $200,000 per annum with employee stock options to purchase 6,000,000 shares of the Company’s common stock (See Note 13).

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

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

On November 16, 2012 (effective January 1, 2013), the Company entered into an agreement with Academy Funding Group, LLC whereby Academy will advise on a non-exclusive basis to assist the Company with sales, financing, business development and developing strategic partnerships. The remuneration for the services shall be $1,500 per month and 100,000 shares of the Company’s common stock. The term of the agreement is for six months. The Company charged the fair value of earned portion of the stock obligation of $1,200 to operations in 2013.

On November 14, 2012 (effective January 1, 2013), the Company entered into an agreement with Maria Orellana whereby Ms. Orellana will serve on the audit committee of the Company. The remuneration for the services shall be $1,500 per month and 300,000 shares of the Company’s common stock. The term of the agreement is at will. The Company charged the fair value of earned portion of the stock obligation of $3,600 to operations in 2013. This agreement supersedes the May 24, 2012 agreement with Mr. Welch.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

On May 1, 2013, the Company entered into an agreement with Tom Welch whereby Mr. Welch is to be appointed as the senior sales/marketing and placement specialist for the Company. The remuneration for the services shall be 1,250,000 shares of the Company’s common stock. The term of the agreement is at will. The Company charged the fair value of earned portion of the stock obligation of $53,750 to operations in 2013.

In October 2013, the Company entered into an agreements with five individuals to serve as an advisory board to the Company. The remuneration for the services shall be 50,000 each options to purchase the Company’s common stock each. The term of the agreement is at will. See Note 13 above.

On December 1, 2013, the Company entered into an agreement with Jim Markel whereby Markel will advise on a health care and sales. The remuneration for the services shall be 300,000 shares of the Company’s common stock. The term of the agreement is at will. The Company charged the fair value of earned portion of the stock obligation of $31,150 to operations in 2013.

On December 1, 2013, the Company entered into an agreement with George N. Fallieras, MD whereby Fallieras will conduct research in relation to opiate addition, treatments available and provide program recommendations. The remuneration for the services shall be 1,000,000 shares of the Company’s common stock. The term of the agreement is at will. The Company charged the fair value of earned portion of the stock obligation of $89,000 to operations in 2013.

On December 1, 2013, the Company entered into an agreement with Mark Tannaz whereby Tannaz will provide pharmaceutical sales recruiting services. The remuneration for the services shall be 100,000 shares of the Company’s common stock. The term of the agreement is at will. The Company charged the fair value of earned portion of the stock obligation of $8,900 to operations in 2013.

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

Litigation

On June 13, 2013, Fresh Start Private Florida, LLC (“FSPF”) filed a complaint against the Company alleging breach of a License Agreement whereby FSPF was to receive, implant, use, sell and otherwise commercialize the Naltrexone implant product and the Fresh Start Alcohol Rehabilitation Program throughout the state of Florida. The complaint alleged that the Company made certain misrepresentations and failed to provide certain operational documentation pursuant to the License Agreement. (Fresh Start Private Florida, LLC v. Fresh Start Private Management, Inc., Case No. 13-CA 1850, Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida). The Company filed a response and a counterclaim against FSPF and its managing partner, Timothy Jackoboice, for breach of the License Agreement for failure to promote and advertise the services as agreed upon under the Agreement. The Company is seeking relief in the form of damage and attorneys’ fees. The Company intends to vigorously defend the suit and pursue its counterclaims against FSPF. The outcome is uncertain and any amounts related to this litigation are not estimable.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Potential Acquisitions

The Board of Directors of the Company authorized the execution of a letter of understanding dated December 30, 2013 (the “Letter of Understanding”) with Trinity Rx Solutions LLC (“Trinity Rx”) and Sal Amodeo, the sole member of Trinity Rx (“Amodeo”). The Company is involved in establishing alcohol rehabilitation and treatment centers and has created certain alcohol therapeutic and rehabilitation programs (the “Counseling Programs”) consisting of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life counseling sessions from specialized counselors. The Naltrexone implant formula is owned by Trinity Rx. The Company entered into an exclusive license dated September 7, 2010 (the ‘”License Agreement”) with Trinity Rx. In accordance with the terms and provisions of the License Agreement, Trinity Rx provides to the Company the Naltrexone Implant that has been designed for alcoholism.

In accordance with the terms and provisions of the Letter of Understanding, Trinity Rx shall transfer all of its assets, intellectual property and contractual rights, including the Naltrexone Implant, to the Company. The Company paid an initial refundable deposit of $25,000 as evidence of good faith in moving forward to consummation of a definitive agreement with Trinity Rx. The Letter of Understanding further provides that expressly contingent upon a formal definitive agreement being reached between the Company and Trinity Rx, the Company shall pay to Amodeo an aggregate $500,000 as follows: (i) $200,000 to be paid no later than 90 days after execution of the Letter of Understanding; (ii) $200,000 no later than 180 days after execution of the Letter of Understanding; and (iii) $100,000 no later than 270 days after execution of the Letter of Understanding.

In further accordance with the terms and provisions of the Letter of Understanding, the Company shall: (i) issue 2,000,000 shares of its restricted common stock; (ii) enter into a four-year service agreement with Amodeo pursuant to which Amodeo shall earn compensation in the approximate amount of $75,000, including a bonus plan; and (iii) pay to Amodeo a royalty equal to ten percent (10%) of gross revenues generated by the sale of the Alcohol Rehabilitation Program less hard cost of the Naltrexone Implant until such time as Amodeo has received a total of $500,000, which royalty payment is dependent solely upon actual sales.

Lastly, in accordance with the terms and provisions of the Letter of Understanding and with regards to any other formulas developed or possessed by Trinity Rx, the Company shall have the right of first refusal to obtain exclusive rights consistent with those rights associated with the Naltrexone Implant in exchange for agreeing to pay Trinity Rx $500,000 for each additional formula. The payment of such funds shall be made via royalty payments in the amount of 10% of gross sales once each formula is placed into market until the total fee of $500,000 is paid. In the event that the Company must perform research and development in order to ready a formula for market, then the 10% royalty shall be reduced to 5% until such time as the research and development costs have been recovered by the Company after which time the royalty rate shall return to 10%.

The payment of the $25,000 refundable deposit is reflected in the Company’s balance sheet as short term deposits as of December 31, 2013.

NOTE 16 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2013 included an aggregate of 26% from one customer of the Company’s total revenues.

One customer accounted for 17% of the Company’s total accounts receivable at December 31, 2013.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 17 – LOSS PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share for the years ended December 31, 2013 and 2012:

	2013	2012
Net loss available for common shareholders	$(3,838,522)	$(885,807)
Loss per share (basic and assuming dilution)	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic	117,381,720	106,153,613
Fully diluted	117,381,720	106,153,613

Fully-diluted weighted-average common shares outstanding are not utilized in the calculation of loss per common share as the effect would be anti-dilutive, decreasing the reported loss per common share.

NOTE 18 – INCOME TAXES

The components of the income tax provisions for 2013 and 2012 are as follows:

	2013	2012
Current provision:
Federal	$-	$-
State	1,600	1,600
	1,600	1,600
Deferred benefit:
Federal	(946,991)	(290,248)
State	(246,076)	(75,465)
	(1,193,068)	(365,713)
Change in valuation allowance	1,193,068	365,713
Total Provision	$1,600	$1,600

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 34% consisted of the following:

	2013	2012
Provision at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.8%	5.8%
Other	(8.8%)	1.3%
Change in valuation allowance	(31.1%)	(41.4%)
Total	(0.1%)	(0.2%)

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$1,239,529	$818,573
Share-based compensation	86,806	62,039
Accural to cash	622,243	-
Other	11,297	11,298
Total deferred tax assets	1,959,875	891,910
Valuation allowance	(1,768,722)	(664,320)
	191,153	227,590

Deferred tax liabilities:
Tax deductible licensing agreement	(187,645)	(132,300)
Accrual to cash	-	(94,516)
Other	(3,509)	(774)

Total deferred tax assets (liabilities)	(191,153)	(227,590)

Net deferred tax assets (liabilities)	$-	$-

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2013 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has federal and California net operating losses (NOLs) of approximately $2,894,630 and $2,888,633, respectively which begin to expire in the years beginning in 2029 and 2029 for federal and state purposes, respectively.  Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2027 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740. Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2013. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Interest and penalties associated with the unrecognized tax benefits are recorded in nonoperating income and expenses and selling, general and administrative expenses, respectively.  As of December 31, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.  As of December 31, 2013, the Company’s federal tax returns are open to audit under the statute of limitations for the years 2010 and later, and the Company’s state tax returns generally are upon to audit under statues of limitations for the years 2009 and later.  However, if NOLs that originated in earlier years are utilized in the future, the amount of such NOLs from those earlier years remain subject to review by tax authorities.

NOTE 19 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

As of December 31, 2013, the Company had a convertible debentures with embedded derivatives that are required to be recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

BIOCORRX, INC.
(Formerly Fresh Start Private Management, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2011	$-	$-
Total (gains) losses
Initial fair value of debt derivative at note issuance	78,770
Mark-to-market at December 31, 2012:
Embedded debt derivative	1,269
Balance, December 31, 2012	80,039	-
Total (gains) losses
Initial fair value of debt derivative at note issuance	76,480	99,061
Mark-to-market at December 31, 2013:
Embedded derivative	862,584	188,670
Balance, December 31, 2013	1,019,103	287,731

Net Loss for the year included in earnings relating to the liabilities	$(862,584)	$(188,670)

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 11, 2014, the date the financial statements were available to be issued, and has determined that there are no other events to disclose other than the following:

On January 1, 2014, the Company issued 100,000 shares of its common stock for services rendered.

Effective January 7, 2014, the board of directors and shareholders adopted an amendment to its Articles of Incorporation changing the Company’s name to BioCorRx Inc.

On February 4, 2014, the Company entered into a binding letter of intent with Fresh Start NoCal, LLC to grant the right to use and distribute certain therapeutic programs for the territory of Washington D.C., Maryland, Virginia, West Virginia and North Carolina.

On March 10, 2014, the Company entered into advisory board agreements with three members of the advisory board: Mark Sorrentino, MD, Gil Price, MD and Richard Haatvedt. The Company will grant each advisory board member 50,000 stock options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

On March 11, 2014, the Company entered into a binding letter of intent with Fresh Start Private Midwest, LLC to grant the right to use and distribute certain therapeutic programs for the territory of Oklahoma, Missouri and Minnesota.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We have had no changes in or disagreements with our independent accountants since our Board of Directors’ October 31, 2012 appointment, of Kling & Pathak, LLP as the Company’s independent auditors for the fiscal year ended December 31, 2012, replacing Wilson Morgan, LLP as our independent auditors. That change was reported by BioCorRx in a Current Report on Form 8-K dated November 14, 2012, filed with the SEC on November 14, 2012.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(a)
We did not have sufficient personnel in our accounting and financial reporting functions. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: A lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of a Chief Financial Officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b) Attestation Report of Our Registered Public Accounting Firm

This Annual Report on Form 10-K (“Annual Report”) does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are a non-accelerated filer; therefore, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013 for the reasons discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 15, 2013 are set forth below:

Name	Age	Positions
Kent Emry, CEO since September 13, 2013;	46	Chief Executive Officer and Director
Neil Muller President since November 22, 2010;	53	President and Director
Lourdes Felix, Chief Financial Officer since October 1, 2012;	46	Chief Financial Officer, Treasurer and Director
Brady J. Granier, COO since June 16, 2013;	41	COO, Secretary and Director
Dr. Jorge Andrade Jr.;	42	Director

Kent Emry, Chief Executive Officer and Director

Mr. Emry has been involved in the healthcare industry during the past twelve years. Mr. Emry has specialized in identifying and securing financing for the acquisition of troubled skilled nursing and rehabilitation facilities, which may have been in violation of federal regulations with a high probability of being closed. Mr. Emry was able to re-structure these facilities both on a clinical and financial level resulting in a profitable facility. Mr. Emry's vast knowledge of operational systems and his creation and development of policies and procedures has been key to his long term success in the healthcare industry. In addition Mr. Emry has extensive experience in contract negotiations with public, private, federal and state healthcare reimbursement entities including HMOs, Medicare, Medicaid, VA and Military contracting and billing.

Preceding Mr. Emry’s focus on the acquisition and restructuring of troubled healthcare facilities, Mr. Emry owned and operated a marketing company which focused on the healthcare industry. He developed creative and concise marketing strategies that were applicable to the target demographic of his clients. Mr. Emry's campaigns and tactics improved corporate revenues and profits by increasing their number of patients and controlling expenses.

Mr. Emry has also realized success in a number of industries outside of healthcare as well, including food processing and brokerage, construction, development, sales, marketing and property management. Mr. Emry has the ability to quickly identify operational and structural inefficiencies and replace them with systems and policies that enhance productivity and growth resulting in a more profitable business. Management of the Company believes that Mr. Emry's experience will be of great benefit to the stabilization and growth of the Company.

Mr. Emry has a Bachelor’s degree in Healthcare Administration from Oregon State University.

Neil Muller, President and Director

Mr. Muller has more than 20 years of experience in the fields of property development, residential /commercial sales and business management.

In 2004, Mr. Muller began his very personal journey with what is now the Start Fresh Program today in the United States after his wife, Deidre, went through a similar program as a patient and recipient of the implant. Dee was an alcoholic for years before having the successful implant procedure in Australia. Prior to his wife receiving the implant, Muller, like many family members around the world suffering from the effects of alcoholism, spent hundreds of thousands of dollars trying to help his wife and family escape the stranglehold of alcohol addiction.

Lourdes Felix, Chief Financial Officer, Treasurer and Director

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

Brady J. Granier, Chief Operating Officer, Secretary and Director

During the twelve years prior to joining BioCorRx in June of 2013, Mr. Granier had been involved in sales management, media sales and business development. Mr. Granier was employed at Clear Channel Media & Entertainment (“CCME”), where he had served in several positions from Account Executive to Director of Business Development and Local Sales Manager. Mr. Granier has also served as the Healthcare Category Manager for the Los Angeles division of CCME, the largest media company in the United States. During his tenure at CCME and other media companies, Mr. Granier worked on marketing campaigns for local businesses and physicians, as well as for National brands such as Neutrogena, New Line Cinema, Paramount Pictures, Samsung, AT&T, Coke, Dr Pepper, Hansen’s, Honda, MGM, Universal Studios and more. He also managed endorsements on the radio for Ryan Seacrest. In 2006, Mr. Granier received the coveted Pinnacle Award from CCME for being the top sales executive in the Western region. While serving as Director of Business Development, Mr. Granier grew new business by 49% in his first year in that role.

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

Dr, Jorge Andrade Jr., Director

Dr. Andrade is the founder, chief executive officer and president of Terrinautical Global Investments since 2004. Dr. Andrade is a licensed medical interpreter and co-founder of TM Cube Medical LLC. Dr. Andrade has exceptional knowledge of starting, building and managing small businesses. He is a recognized specialist in implementing systems for small businesses day to day. Dr. Andrade is bilingual and fluent in both Spanish and English; he served on a health advisory board for the Long Beach Head Start Program. As a president of West Consulting Inc., he supervises and manages the interpreting department for Core Medical Management Inc., Pro-Legal Services Inc., and manages the day to day operations of Colgate's BSBF.

Employment Agreements

We currently do not have employment agreement with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. As we do not have any board committees, the board as a whole carries out the functions of nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (a);

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

(a)
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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2013 and 2012.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)

Neil Muller, President since November 22, 2010; Treasurer	2013	0	0	89,731	0	0	0	215,485	305,216
of Fresh Start Private since July 9, 2009	2012	0	0	47,817	0	0	0	77,794	125,611

Dr. Jorge Andrade, prior CEO, Treasurer, Principal Executive Officer, Secretary since November 22, 2010 CEO, CEO, President and Secretary of	2013	0	0	0	0	0	0	138,333	138,333
Fresh Start Private since July 9, 2009	2012	0	0	47,817	0	0	0	52,500	100,317

Kent Emry, CEO, Principal Executive Officer since	2013	0	0	192,294	0	0	0	33,189	225,483
September 13, 2013	2012	0	0	0	0	0	0	0	0

Lourdes Felix, CFO,	2013	0	0	134,597	0	0	0	173,640	308,237
Treasurer since October 1, 2012	2012	0	0	0	0	0	0	0	0

Brady Granier, COO,	2013	0	0	114,987	0	0	0	143,223	258,210
Secretary since June 17, 2013	2012	0	0	0	0	0	0	0	0

There has been no cash payment paid to the named executive officers for services rendered in all capacities to us for the period ended December 31, 2013.

(1)	On September 13, 2013, the Company granted 6,000,000 options to purchase the Company’s common stock at $0.015 per share, vesting immediately for five years to Mr. Kent Emry.
(2)	On October 16, 2013, the Company granted 3,000,000 options to purchase the Company’s common stock at $0.015 per share, vesting immediately for five years to Mr. Brady Granier.
(3)	On December 4, 2013, the Company granted 1,000,000 options to purchase the Company’s common stock at $0.015 per share, vesting immediately for five years to Mr. Neil Muller.
(4)	On December 4, 2013, the Company granted 1,500,000 options to purchase the Company’s common stock at $0.015 per share, vesting immediately for five years to Ms. Lourdes Felix.

Option/SAR Grants in Fiscal Year Ended December 31, 2013

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)

Kent Emry	09/13/2013	6,000,000	$0.015	$192,294.19

Neil Muller	12/04/2013	1,000,000	$0.015	$89,730.93

Lourdes Felix	12/04/2013	1,500,000	$0.015	$134,597.06

Brady Granier	10/16/2013	3,000,000	$0.015	$114,986.50

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2013.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Kent Emry	6,000,000	-	$0.015	09/13/2018

Neil Muller	1,000,000	-	$0.015	12/04/2018

Lourdes Felix	1,500,000	-	$0.015	12/04/2018

Brady Granier	3,000,000	-	$0.015	10/16/2018

Option Exercises and Fiscal Year-End Option Value Table.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Aquired on Exercise	Value Realized on Exercise (1)	Number of Shares Aquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)

Neil Muller	4,000,000	$340,000	n/a	n/a
Jorge Andrade	4,000,000	$340,000	n/a	n/a
Lourdes Felix	1,000,000	$85,000	n/a	n/a
______________
(1)	Amount represents the difference between the exercise price of the option and the market price of our common stock upon exercise of such option.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2013 under any long-term incentive plan.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On February 15, 2013, the Company adopted an Executive Management Bonus plan, which includes corporate revenue, license revenue and royalty revenue from which the bonus shall be calculated.

On February 28, 2013, we entered into one year Executive Service Agreement with Felix Financial Enterprise, LLC controlled by our Chief Financial Officer, Lourdes Felix pursuant to which the parties agreed to (i) Felix to provide certain executive services commensurate with his position as Chief Financial Officer; (ii) the Company shall pay Felix an annual salary of $150,000 and grant 1,000,000 stock options and (iii) Felix shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013. Effective October 16, 2013 the annual salary for Ms. Felix was reduced to $75,000.

On February 28, 2013, we entered into one year Executive Service Agreement with PARS controlled by our President, Neil Muller pursuant to which the parties agreed to (i) Muller to provide certain executive services commensurate with his position as President; (ii) the Company shall pay Muller annual salary of $200,000 and grant 4,000,000 stock options and (iii) Muller shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013. Effective October 16, 2013 the annual salary for Mr. Muller was reduced to $75,000.

On October 16, 2013, we entered into a one year Executive Service Agreement with Brady Granier pursuant to which the parties agreed to i) Granier to provide certain executive services commensurate with his position as Chief Operating Officer; (ii) the Company shall pay Granier annual salary of $75,000 and grant 3,000,000 stock options and (iii) Granier shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013.

On September 13, 2013, we entered into a one year consulting agreement with Kent Emry pursuant to which the parties agreed to i) Emry to provide certain executive services commensurate with his position as Chief Executive Officer, (ii) the Company shall pay Emry annual salary of $75,000 and grant 6,000,000 stock options.

Director Compensation

We have not compensated our Directors during fiscal 2013.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 601 North Parkcenter Drive, Suite 103, Santa Ana, California 92705.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Dr. Jorge Andrade Jr.	10,752,685	8.28%
Common Stock	Neil Muller	10,000,000	7.70%
All directors and executive officers as a group (5 persons)		28,624,585	22.05%

Common Stock	Scott Carley	6,750,000	5.2%
______________
(1)	As of April 11, 2014, we have 129,843,501 shares of common stock outstanding.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2013 and 2012, we have received an advance from Jorge Andrade, President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest.

	2013	2012
Jorge Andrade	$39,842	$92,695
Neil Muller	31,407	35,807
	$71,249	$128,502

Consulting agreement with Terranautical Global Investments (“TGI”).

The Company has a consulting agreement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade that provides consulting services to the Company. The amount of remuneration is $6,250 per month. During the years ended December 31, 2013 and 2012, the Company incurred $227,360 and $52,500 as consulting fees, respectively. As of December 31, 2013 and 2012, there was an unpaid balance of $162,850 and $62,225, respectively.

Consulting agreement with Premier Aftercare Recovery Services, (“PARS”).

The Company has a consulting agreement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller that provides consulting services to the Company. The amount of remuneration is $6,250 per month. During the year ended December 31, 2013, the Company incurred $212,360 and $nil as consulting fees and expense reimbursements. During the year ended December 31, 2012, the Company incurred $77,794 and $6,379 as consulting fees and expense reimbursements. As of December 31, 2013 and 2012, there was an unpaid balance of $142,459 and $65,774, respectively.

Consulting agreement with Felix Financial Enterprises, (“FFE”)

The Company has a consulting contract with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix that provides consulting services to the Company. The amount of remuneration is $6,250 per month. During the years ended December 31, 2013 and 2012, the Company incurred $125,000 and $nil as consulting fees, respectively. As of December 31, 2013 and 2012, there was an unpaid balance of $105,390 and $nil, respectively.

Consulting agreement with West Coast Health Consulting, Inc.

West Coast Health Consulting, Inc. is a company controlled by Jorge Andrade that previously provided consulting services to the Company. As of December 31, 2013 and December 31, 2012, $nil and $2,026 were paid in consulting fees.

Consulting agreement with Brady Granier.

The Company has a consulting agreement with Brady Granier. The amount of remuneration is 6,250 per month. As of December 31, 2013, $91,140 in consulting fees were incurred and as of December 31, 2012, $nil in consulting fees was incurred. As of December 31, 2013 and 2012, there was an unpaid balance of 72,640 and $nil, respectively.

Consulting agreement with Kent Emry.

The Company has a consulting agreement with Kent Emry. The amount of remuneration is 6,250 per month. As of December 31, 2013, $7,000 in consulting fees were paid and as of December 31, 2012, $nil in consulting fees was paid. As of December 31, 2013 and 2012, there was an unpaid balance of 26,189 and $nil respectively.

Jorge Andrade was paid a consulting fee of $2,500 for the year ended December 31, 2011 for work on the merger of FSP and FSPM.

During Fiscal Year 2013, there were no other material transactions between the Company and any Officer, Director or related party and the Company other than as described herein. With the exception of the transactions with Dr. Andrade, Mr. Muller, Mr. Granier, Mr. Emry and Ms. Felix, no other of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

- Any person proposed as a nominee for election as a director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
- Any relative or spouse of any of the foregoing persons who have the same house as such person.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2013, including review of our interim financial statements were $50,000 Audit fees in respect of 2012 financial statements were $39,000.

Audit Related Fees. We incurred fees to our independent auditors of $0 for audit related fees during the fiscal years ended December 31, 2013, which relates to filings with the SEC related to our recent reverse merger, and $-0- for 2012.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2013 and 2012.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herein or incorporated by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated October 31, 2011, by and among the Company, the Company’s former principal stockholder, FSP and the former principal shareholders of FSP.(2)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles of Incorporation (5)
3.3	By Laws (1)
5.0	Registration Statement Pursuant to 2012 Stock Option Plan (3)
5.0	Registration Statement Pursuant to 2013 Stock Option Plan (4)
10.1	Termination Agreement, dated October 31, 2011, by and among the Company, FSP and Muller.(2)
10.2	Agreement for Service, dated June 1, 2011, by and between FSP and Start Fresh Alcohol Recovery Clinic, Inc.
10.3	License Agreement, dated September 7, 2010, by and between FSP and Trinity Rx Solutions, LLC.
10.4	Agreement for Service, dated January 1, 2010, by and between FSP and New Ways, Inc. (6)
10.5	Advertising Agreement, dated February 1, 2011, by and between FSP and Clear Channel Broadcasting.
10.6	Promissory Note dated August 5, 2010
10.7	Purchase Agreement, dated August 1, 2011 between FSP and Harborcove Fund I, LP
10.8	Asher Note Payable dated December 11, 2012, incorporated herein
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Kent Emry
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Lourdes Felix
32.1	Certification of Kent Emry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lourdes Felix pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2012 Employee Stock Option Plan (3)
99.1	2013 Employee Stock Option Plan (4)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on September 9, 2008.
(2) Incorporated herein by reference to the Company's Form 8K/A filed on November 4, 2011.
(3) Incorporated herein by reference to the Company’s Form S-8 filed on December 18, 2012.
(4) Incorporated herein by reference to the Company’s Form S-8 filed on January 10, 2014.
(5) Incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2014.
(6) Incorporated herein by reference to the Company’s Form 8-K filed on January 4, 2010.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx, Inc.

Date: April 11, 2014	By:	/s/ Kent Emry
Kent Emry Chief Executive Officer

Date: April 11, 2014	By:	/s/ Lourdes Felix
Lourdes Felix Chief Financial Officer and Director