Form 10-Q
period 2014-03-31
BioCorRx Inc.
filed 2014-05-14
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-153381

BioCorRx, Inc.
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

As of May 13, 2014, there were 135,814,501 shares of registrant’s common stock outstanding.

BIOCORRX, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
(formerly Fresh Start Private Management, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$128,820	$108,566
Accounts receivable, net	267,219	299,220
Accounts receivable, other	15,000	15,000
Prepaid expenses	163,296	81,317
Deposits, short term	25,000	25,000
Total current assets	599,335	529,103

Property and equipment, net	8,420	8,845

Other assets:
Accounts receivable, long term	80,256	44,359
Licensing agreement, net	3,805,134	3,838,223
Deposits, long term	18,988	5,334
Total other assets	3,904,378	3,887,916

Total assets	$4,512,133	$4,425,864

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$964,828	$957,786
Deferred revenue, short term	207,862	192,870
Advances from lenders	95,599	95,599
Notes payable, net of debt discount, related party	28,480	28,480
Notes payable, related party	156,812	87,562
Total current liabilities	1,453,581	1,362,297

Long term debt:
Deferred revenue, long term	973,499	741,723
Convertible notes payable, net of debt discount	596,983	601,328
Notes payable, net of debt discount, related party	191,449	190,888
Warrant liability	430,380	287,731
Derivative liability	1,449,537	1,019,103
Total long term debt	3,641,849	2,840,773

Total liabilities	5,095,430	4,203,070

Stockholders' (deficit) equity:
Common stock, $0.001 par value; 200,000,000 shares authorized, 135,814,501 and 127,343,501 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	135,815	127,344
Common stock subscribed	100,000	100,000
Additional paid in capital	5,694,187	5,432,563
Accumulated deficit	(6,513,298)	(5,437,113)
Total stockholders' (deficit) equity	(583,296)	222,794

Total liabilities and stockholders' (deficit) equity	$4,512,133	$4,425,864

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
(formerly Fresh Start Private Management, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2014	2013
Sales, net	$130,829	$387,209
Cost of sales	27,700	79,106

Gross profit	103,129	308,103

Operating expenses:
Selling, general and administrative	460,855	252,124
Depreciation and amortization	34,000	655
Total operating expenses	494,855	252,779

Net (loss) income from operations	(391,726)	55,324

Other income (expenses):
Gain on settlement of debt	-	17,000
Interest expense	(73,177)	(89,037)
Loss on change in fair value of derivative liability	(611,282)	(37,931)

Net loss before income taxes	(1,076,185)	(54,644)

Income taxes	-	-

Net loss	$(1,076,185)	$(54,644)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	128,815,723	114,184,057

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
(formerly Fresh Start Private Management, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
THREE MONTHS ENDED MARCH 31, 2014
(unaudited)

				Additional
	Common stock		Common stock	Paid in	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, December 31, 2013	127,343,501	$127,344	$100,000	$5,432,563	$(5,437,113)	$222,794
Common stock issued, accrued in 2013	4,805,000	4,805	-	(4,805)	-	-
Common stock issued in connection with the exercise of options	2,500,000	2,500	-	35,000	-	37,500
Common stock issued for services rendered	350,000	350	-	56,650		57,000
Common stock issued as payment of interest	100,000	100	-	17,900	-	18,000
Common stock issued in connection with licensing fee	716,000	716	-	88,784	-	89,500
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	38,199	-	38,199
Fair value of warrants issued in connection with licensing fee	-	-	-	24,558	-	24,558
Fair value of vested options	-	-	-	5,338	-	5,338
Net loss	-	-	-	-	(1,076,185)	(1,076,185)
Balance, March 31, 2014	135,814,501	$135,815	$100,000	$5,694,187	$(6,513,298)	$(583,296)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
(formerly Fresh Start Private Management, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,076,185)	$(54,644)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	34,000	655
Amortization of debt discount	31,216	21,958
Gain on settlement of debt	-	(17,000)
Stock based compensation	84,286	29,587
Loss on change of fair value of derivative liability	611,282	37,931
Changes in operating assets and liabilities:
Accounts receivable	(3,896)	(241,966)
Prepaid expenses	10,130	13,058
Accounts payable and accrued expenses	62,543	90,616
Income taxes payable	-	(1,600)
Due to factor	-	(56,585)
Deferred revenue	246,768	125,214
Net cash provided by (used in) operating activities	144	(52,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisition deposit	(13,654)	-
Purchase of equipment	(486)	(4,586)
Net cash used in investing activities	(14,140)	(4,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	76,750	200,000
Repayments of notes payable	(35,000)	-
Repayments of notes payable, related party	(7,500)	(20,700)
Net cash provided by financing activities	34,250	179,300

Net increase in cash	20,254	121,938
Cash, beginning of the period	108,566	6,002

Cash, end of period	$128,820	$127,940

Supplemental disclosures of cash flow information:
Interest paid	$119,648	$29,415
Taxes paid	$-	$-

Non cash financing activities:
Common stock issued for exercise of options paid by amounts due to the option holders of the Company	$37,500	$-
Fair value of warrants issued for licensing fees	$24,558	$-
Common stock issued for licensing fees	$89,500	$-
Common stock issued in settlement of accounts payable	$-	$3,000
Common stock issued for services rendered	$-	$170,347
Common stock issued in settlement of debt	$-	$11,250

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE 1 – BUSINESS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014.

Basis of Presentation:

The condensed consolidated financial statements include the accounts of BioCorRx, Inc. (formerly Fresh Start Private Management, Inc.) and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the “Company” or “BioCorRx”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, derivative and warrant liabilities, the fair value of other equity and debt instruments and allowance for doubtful accounts.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $659,850 as of March 31, 2014 and December 31, 2013.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

Revenue Recognition

The Company generates revenue from services and product sales. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. The Company defers any revenue for which the services have not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services have been performed or no refund will be required.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. See Footnote 8 and 9 for derivative liabilities and Footnote 11 and 12 for stock based compensation and other equity instruments.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of March 31, 2014 and 2013, potentially dilutive shares issuances were comprised of convertible notes payable, warrants and vested stock options.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $138,970 and $-0- as advertising costs for the three months ended March 31, 2014 and 2013, respectively.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

As of March 31, 2014, 9,000,000 employee stock options were outstanding with 9,000,000 shares vested and exercisable and 250,000 non-employee stock options were outstanding with 180,000 shares vested and exercisable, respectively. As of December 31, 2013, 9,000,000 and 2,750,000 employee and non-employee stock options were outstanding, respectively, with 3,000,000 and 2,650,000 shares vested and exercisable, respectively.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended March 31, 2014 and 2013 related to losses incurred during such periods.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN MATTERS

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $6,513,298 and working capital deficiency of $854,246 at March 31, 2014 and loss from operations of $1,076,185 for the three months ended March 31, 2014 which raises substantial doubt about the Company’s ability to continue as a going concern.

Continuation as a going concern is dependent upon obtaining additional capital and upon the Company’s attaining profitable operations. The Company will require a substantial amount of additional funds to build a sales and marketing organization, and to fund additional losses which the Company expects to incur over the next few years. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Office equipment	$15,137	$14,649
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,237
Less accumulated depreciation	(29,305)	(28,292)
	$8,420	$8,845

Depreciation expense charged to operations amounted to approximately $1,000 and $700, respectively, for the three months ended March 31, 2014 and 2013, respectively.

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization of the three months ended March 31, 2014 was $33,088.

NOTE 6 – DEFERRED REVENUE

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

Kryptonite Investments shall pay the following amounts to the Company; a license fee of $300,000, (the “License Fee”), which shall be payable as either: (i) an upfront License Fee less 10% discount for total of $270,000 if paid within 30 days of date that all principal and interest is repaid by the Company for the Debenture; or (ii) payable as the licensee performs procedures to begin within 30 days of principal and interest being paid in full for the Debenture by the Company. The remaining unrecognized balance as of March 31, 2014 and December 31, 2013 was $248,248 and $255,640, respectively.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

On August 2, 2013, the Company granted licensing rights perpetually for the 48 most northern counties in the state of California for an aggregate of $773,000, of which $140,000 added during the three months ended March 31, 2014. The licensing fees are amortized to income over the estimated expected useful life of five years. The remaining deferred revenue balance as of March 31, 2014 and December 31, 2013 was $691,711 and $586,319, respectively.

On December 13, 2013, the Company granted licensing rights for ten years in the state of Connecticut for $350,000 payable upfront. The licensing fees are amortized to income over the term on the license agreement. The remaining deferred revenue balance as of March 31, 2014 and December 31, 2013 was $339,650 and $348,275, respectively.

On January 27, 2014, the Company entered into a binding Letter of Intent with Sobriety and Addiction Solutions for the territory of Washington D.C., Maryland, Virginia and West Virginia. Subsequently, on February 4th the Company entered into an amended and restated binding Letter of Intent to include the state of North Carolina as an additional territory. In addition, the Company received $150,000 and $nil in advance licensing fees as of March 31, 2014 and December 31, 2013, respectively. The unrecognized balance as of March 31, 2014 and December 31, 2013 was $150,000 and $nil, respectively.

NOTE 7 – ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 of net proceeds in connection with the expected issuance of convertible debt. As of March 31, 2014 and December 31, 2013, $95,599 of the notes have yet to be executed and finalized or refunded, however, the Company accrued $28,044 and $24,509 as estimated interest as of March 31, 2014 and December 31, 2013, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2014 was $12,164, which was accounted for as interest expense. At March 31, 2014, the unamortized debt discount was $99,477.

Convertible debentures effective March 31, 2013

In November 2013, effective March 31, 2013, the Company issued four convertible debentures for an aggregate of $385,000 comprised of previous advances (see note 7 above). The financing closed in November 2013. During the three months March 31, 2014, the Company paid off $35,000 of the above described convertible debentures.

The Notes bears interest at the rate of 15% per annum. Interest is payable quarterly on April 15, July 15, October 15 and January 15 for the prior quarter and principal must be repaid on March 31, 2016. The Notes are convertible into common stock, at holder’s option, at a $0.50 per share with certain conversion adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the conversion price in effect or without consideration, then the conversion price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

In connection with the issuance of the convertible debentures, the Company issued or is obligated to issue an aggregate of 1,155,000 shares of its common stock and detachable warrants granting the holder the right to acquire an aggregate of 1,155,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share for five years. The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

The Company has identified the embedded derivatives related to the above described debentures and warrants. This embedded derivative included variable conversion or exercise features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

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

The charge of the amortization and write off (upon payoff) of debt discounts and costs for the three months ended March 31, 2014 was $18,491, which was accounted for as interest expense. At March 31, 2014, the unamortized debt discount was $78,491.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

Mark to market adjustment at March 31, 2014

At March 31, 2014, the Company marked to market the fair value of the derivatives of the convertible notes discussed above and determined a fair value of $1,449,537. The Company recorded a loss from change in fair value of derivative liability of $468,633 for the three months ended March 31, 2014. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 226.04%, (3) weighted average risk-free interest rate of 0.44%, (4) expected life of 2.02 years, and (5) estimated fair value of the Company’s common stock of $0.18 per share.

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

The Company recorded a loss on change in fair value of warrant liability of $142,649 for the three months ended March 31, 2014.

At March 31, 2014, the fair value of the 2,430,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 226.04%, (3) weighted average risk-free interest rate of 1.73%, (4) expected life of 4.02 years, and (5) estimated fair value of the Company’s common stock of $0.18 per share.

At March 31, 2014, the warrant liability valued at $430,380, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2014 and December 31, 2013, the Company received advances from Jorge Andrade, director, and Neil Muller, President as loans from related parties. The loans are payable on demand and without interest.

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

During the three months ended March 31, 2014, the Company received advances and issued notes in aggregate of $69,250, net of repayments of $7,500, due on demand through February 27, 2015, non-interest bearing. The balance as of March 31, 2014 was $103,930.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of March 31, 2014 and December 31, 2013, the Company had 135,814,501 shares and 127,343,501 shares of common stock issued and outstanding.

In February 2014, the Company issued 2,500,000 shares of its common stock in connection with the exercise of non-employee stock options exercised at $0.015 per share. The aggregate exercise price of $37,500 was paid to the Company by utilizing amounts due to the employees by the Company.

In March 2014, the Company issued 4,805,000 shares of its common stock in settlement of a past services and other obligations previously accrued at December 31, 2013.

In March 2014, the Company issued 250,000 shares of its common stock for advertising valued at $45,000 based on the underlying market value of the common stock at the date of issuance.

In March 2014, the Company issued 100,000 shares of its common stock for related party interest valued at $18,000 based on the underlying market value of the common stock at the date of issuance.

In March 2014, the Company issued 716,000 shares of its common stock to a licensee valued at $89,500 based on the underlying market value of the common stock at the date of issuance.

In March 2014, the Company issued 100,000 shares of its common stock for services rendered valued at $12,000 based on the underlying market value of the common stock at the date of issuance.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Employee Options

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2013 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.015	9,000,000	4.48	$0.015	9,000,000	$0.015

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

The intrinsic value of the vested employee stock options as of December 31, 2013 was $1,485,000 based on the Company’s stock price of $0.18 per share at March 31, 2014.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	9,000,000	$0.015
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2014	9,000,000	$0.015

Non-employee options

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2013 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.015	250,000	4.66	$0.015	180,000	$0.015

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,750,000	$0.015
Granted	-	-
Exercised	(2,500,000)	0.015
Expired	-	-
Outstanding at March 31, 2014	250,000	$0.015

The intrinsic value of the vested non- employee stock options as of March 31, 2014 was $29,700 based on the Company’s stock price of $0.18 per share at March 31, 2014.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.25	200,000	0.99	$0.25	200,000	0.99
1.00	2,430,000	4.01	1.00	2,430,000	4.01
$0.94	2,630,000	3.78	$0.94	2,630,000	3.78

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,430,000	$1.00
Issued	200,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2014	2,630,000	$0.94

In March 2014, the Company issued 200,000 warrants to purchase the Company’s common stock at an exercise price of $0.25 per share for one year to a Company’s licensee vesting immediately. The fair value of the warrant of $24,557 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 191.73% and risk free rate of 0.13% and is amortized over the term of the related licensee agreement.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the three months ended March 31, 2014 and 2013, the Company incurred $12,500 and $46,667 as consulting fees, respectively. As of March 31, 2014 and December 31, 2013, there was an unpaid balance of $165,350 and $162,850, respectively.

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the March 31, 2014 and 2013, the Company incurred $12,500 and $46,667 as consulting fees and expense reimbursements. During the year ended December 31, 2012, the Company incurred $46,667 as consulting fees and expense reimbursements. As of March 31, 2014 and December 31, 2013, there was an unpaid balance of $129,959 and $142,459, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the three March 31, 2014 and 2013, the Company incurred $12,500 and $-0- as consulting fees, respectively. As of March 31, 2014 and December 31, 2013, there was an unpaid balance of $75,390 and $105,390, respectively.

West Coast Health Consulting, Inc. is a company controlled by Jorge Andrade that previously provided consulting services to the Company. During the three months ended March 31, 2014 and 2013, the Company incurred $-0- and $-0- as consulting fees, respectively. As of March 31, 2014 and December 31, 2013, there was an unpaid balance of $-0- and $-0-, respectively.

The Company has an arrangement with Brady Granier. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three months ended March 31, 2014 and 2013, $18,750 and $-0- in consulting fees were incurred, respectively. As of March 31, 2014 and December 31, 2013, there was an unpaid balance of $71,390 and $72,640, respectively.

The Company has an arrangement with Kent Emry. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three months ended March 31, 2014 and 2013, $18,750 and $-0- in consulting fees were incurred, respectively. As of March 31, 2014 and December 31, 2013, there was an unpaid balance of $51,189 and $26,189, respectively.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Potential Acquisitions

The Board of Directors of the Company authorized the execution of a letter of understanding dated December 30, 2013 (the “Letter of Understanding”) with Trinity Rx Solutions LLC (“Trinity Rx”) and Sal Amodeo, the sole member of Trinity Rx (“Amodeo”). The Company is involved in establishing alcohol rehabilitation and treatment centers and has created certain alcohol therapeutic and rehabilitation programs (the “Counseling Programs”) consisting of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life counseling sessions. The Naltrexone implant formula is owned by Trinity Rx. The Company entered into an exclusive license dated September 7, 2010 (the ‘”License Agreement”) with Trinity Rx. In accordance with the terms and provisions of the License Agreement, Trinity Rx provides to the Company the Naltrexone Implant that has been designed for alcoholism.

As of March 31, 2014, the above described acquisition has not closed. The total aggregate payments of the $38,654 and $25,000 in refundable deposits is reflected in the Company’s balance sheet as short term deposits as of March 31, 2014 and December 31, 2013, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On May 1, 2014, the Company entered into an amendment of its agreement with Start Fresh Alcohol Recovery, Inc. (Start Fresh) which includes the territory of the city limits of Atlanta, GA and retroactively effective January 1, 2014 adjusted the program access fee to be paid by Start Fresh.

On May 6, 2014, the Company entered into a binding letter of intent with DanBar Partners to grant the right to use and distribute certain therapeutic programs for the territory of Nevada.

Effective May 7, 2014, the board of directors and shareholders adopted an amendment to its Articles of Incorporation to, among other things, create preferred stock.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Sales	$130,829	$387,209
Cost of Sales	27,700	79,106
Gross Profit (Loss)	103,129	308,103
Total Operating Expenses	(494,855)	(252,779)
Gain on settlement of debt		17,000
Net Interest Expense	(73,177)	(89,037)
Loss on change in derivative liability	(611,282)	(37,931)
Income taxes	-	-
Net Loss	$(1,076,185)	$(54,644)

Three Months ended March 31, 2014 Compared with Three Months ended March 31, 2013

Sales

Sales for the three months ended March 31, 2014 were $130,829 compared with $387,209 for the three months ended March 31, 2013, reflecting a decrease of 66%.

The decrease in sales revenue is directly related to the Company’s focus on licensing and distribution efforts which will have the potential to create a stronger revenue stream going forward.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 were $27,700 compared with $79,106 for the three months ended March 31, 2013, reflecting a decrease of 65%. Cost of sales have dropped dramatically because of the new variation of the licensing and distribution revenue model.

Gross Profit

Gross profit percentage for the three months ended March 31, 2014 was 78.8% compared to 79.6% for the three months ended March 31, 2013.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2014 and 2013 were $494,855 and $252,779 reflecting an increase of 96%. Specifically, comparing the three months ended March 31, 2013 to March 31, 2014, consulting and investor relations fees increased from $132,672 to $171,938, accounting and legal fees increased from $26,485 to $86,845, advertising increased from $-0- to $138,970, and rent decreased from $12,934 to $4,321. In addition, we incurred $27,286 as stock based compensation in 2014 compared to $29,587 in 2013.

Loss on change in Fair Value of Derivative Liability

As of March 31, 2014, we had outstanding a convertible notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended March 31, 2014, we incurred a $611,282 loss on change in fair value of our derivative liabilities compared to $37,931 the same period, last year.

Interest Expenses

Interest expense for the three months ended March 31, 2014 and 2013 were $73,177 and $89,037, respectively, reflecting reduced costs incurred from our 2013 borrowings.

Income taxes

Income taxes for the three months ended March 31, 2014 and 2013 were $-0-.

Net Loss

For the three months ended March 31, 2014, the Company experienced a loss of $1,076,185 compared with a net loss of $54,644 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of approximately $128,820. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net cash provided by (used in) operating activities	$144	$(52,776)
Net cash used in investing activities	(14,140)	(4,586)
Net cash provided by financing activities	34,250	179,300
Net increase in cash	20,254	121,938
Cash, beginning of period	108,566	6,002
Cash, end of period	$128,820	$127,940

Currently we have no material commitments for capital expenditures as of March 31, 2014. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue, our operations.

Net Cash Flow From Operating Activities

Net Cash provided in operating activities increased by $52,920 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the Company’s ability to increase its cash flow from unearned revenue that is directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $9,554 for the three months ended March 31, 2014 compared to of three months ended March 31, 2013 primarily due to investments in acquisition deposits.

Net Cash Flow From Financing Activities

Net cash provided by financing activities decreased by $145,050 for the three months ended March 31, 2014 compared to three months ended March 31, 2013 due to the decrease in borrowings.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2014 and December 31, 2013, the Company has a working capital deficit of $854,246 and $833,194, and an accumulated deficit of $6,513,298 and $5,437,113. The Company’s revenues have decreased from 2013 to 2014. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 – CONTROLS AND PROCEDURES

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIOCORRX, INC.

Date: May 13, 2014	By:	/s/ Kent Emry
Kent Emry
Chief Executive Officer and Director

Date: May 13, 2014	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director