Form 10-Q
period 2014-06-30
BioCorRx Inc.
filed 2014-08-14
CIK 1443863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 14, 2014, there were 141,964,501 shares of registrant’s common stock outstanding.

BIOCORRX, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$320,942	$108,566
Accounts receivable, net	348,113	299,220
Accounts receivable, other	15,000	15,000
Prepaid expenses	74,749	52,610
Deposits, short term	25,000	25,000
Total current assets	783,804	500,396

Property and equipment, net	7,561	8,845

Other assets:
Prepaid expenses, long term	101,757	28,707
Accounts receivable, long term	-	44,359
Licensing agreement, net	3,772,046	3,838,223
Deposits, long term	37,738	5,334
Total other assets	3,911,541	3,916,623

Total assets	$4,702,906	$4,425,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$656,725	$957,786
Deferred revenue, short term	732,598	192,870
Settlement payable	220,000	-
Advances from lenders	-	95,599
Notes payable, net of debt discount, related party	31,923	28,480
Notes payable, related party	114,635	87,562
Total current liabilities	1,755,881	1,362,297

Long term debt:
Deferred revenue, long term	1,554,657	741,723
Convertible notes payable, net of debt discount	337,823	601,328
Notes payable, net of debt discount, related party	125,156	190,888
Settlement payable, long term	55,000	-
Warrant liability	232,541	287,731
Derivative liability	400,753	1,019,103
Total long term debt	2,705,930	2,840,773

Total liabilities	4,461,811	4,203,070

Stockholders' equity:
Convertible Preferred stock, no par value; 80,000 designated; 80,000 and -0- shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	16,000	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 141,964,501 and 127,343,501 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	141,965	127,344
Common stock subscribed	100,000	100,000
Additional paid in capital	6,156,846	5,432,563
Accumulated deficit	(6,173,716)	(5,437,113)
Total stockholders' equity	241,095	222,794

Total liabilities and stockholders' equity	$4,702,906	$4,425,864

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales, net	$238,008	$499,951	$368,837	$887,160
Cost of sales	47,262	70,260	74,962	149,366

Gross profit	190,746	429,691	293,875	737,794

Operating expenses:
Selling, general and administrative	604,604	347,915	1,065,459	600,039
Depreciation and amortization	33,947	836	67,947	1,491
Total operating expenses	638,551	348,751	1,133,406	601,530

Net income (loss) from operations	(447,805)	80,940	(839,531)	136,264

Other income (expenses):
Gain on settlement of debt	-	800	-	17,800
Interest expense	(128,845)	(81,398)	(202,022)	(170,435)
Gain (loss) on change in fair value of derivative liability	916,232	(155,278)	304,950	(193,209)

Income (loss) before income taxes	339,582	(154,936)	(736,603)	(209,580)

Income taxes	-	-	-	-

Income (loss)	$339,582	$(154,936)	$(736,603)	$(209,580)

Net income (loss) per common share, basic	$0.00	$(0.00)	$(0.01)	$(0.00)

Net income (loss) per common share, diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic	137,223,842	116,623,446	133,043,009	115,410,490

Weighted average number of common shares outstanding, diluted	139,941,304	116,623,446	133,043,009	115,410,490

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

	Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2013	-	$-	127,343,501	$127,344	$100,000	$5,432,563	$(5,437,113)	$222,794
Common stock issued, accrued in 2013	-	-	4,805,000	4,805	-	(4,805)	-	-
Common stock issued in connection with the exercise of options	-	-	8,500,000	8,500	-	119,000	-	127,500
Common stock issued for services rendered	-	-	500,000	500	-	84,250		84,750
Common stock issued as payment of interest	-	-	100,000	100	-	17,900	-	18,000
Common stock issued in connection with licensing fee	-	-	716,000	716	-	88,784	-	89,500
Preferred stock issued for services rendered	80,000	16,000	-	-	-	-	-	16,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	368,589	-	368,589
Fair value of warrants issued in connection with licensing fee	-	-	-	-	-	24,558	-	24,558
Fair value of vested options	-	-	-	-	-	26,007	-	26,007
Net loss	-	-	-	-	-	-	(736,603)	(736,603)
Balance, June 30, 2014	80,000	$16,000	141,964,501	$141,965	$100,000	$6,156,846	$(6,173,716)	$241,095

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(736,603)	$(209,580)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization	67,947	1,491
Amortization of debt discount	124,076	71,151
Gain on settlement of debt	-	(17,800)
Stock based compensation	138,194	104,503
Change in fair value of derivative liabilities	(304,950)	193,209
Changes in operating assets and liabilities:
Accounts receivable	(4,534)	(560,847)
Prepaid expenses	7,431	(14,406)
Accounts payable and accrued expenses	(76,420)	163,810
Income taxes payable	-	(1,600)
Settlement payable	275,000	-
Due to factor	-	(116,585)
Deferred revenue	897,210	274,971
Net cash provided by (used in) operating activities	387,351	(111,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisition deposit	(32,404)	-
Payment of long term deposit	-	(3,056)
Purchase of equipment	(486)	(6,665)
Net cash used in investing activities	(32,890)	(9,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	76,750	314,980
Repayments of notes payable	(35,000)	(101,420)
Repayments of advances from lenders	(95,599)	-
Net repayments of notes payable, related party	(88,236)	(43,453)
Net cash (used in) provided by financing activities	(142,085)	170,107

Net increase in cash	212,376	48,703
Cash, beginning of the period	108,566	6,002

Cash, end of period	$320,942	$54,705

Supplemental disclosures of cash flow information:
Interest paid	$77,369	$99,284
Taxes paid	$-	$-

Non cash financing activities:
Common stock issued for exercise of options paid by amounts due to the option holders of the Company	$127,500	$-
Common stock issued in settlement of outstanding accounts payable	$-	$3,000
Fair value of warrants issued for licensing fees	$24,558	$-
Common stock issued for licensing fees	$89,500	$-
Convertible notes payable and accrued interest exchanged for licensing rights	$609,368	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014.

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

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $659,850 as of June 30, 2014 and December 31, 2013.

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

The Company generally recognizes initial license fees over the term of the agreement or estimated performance period, since the license fees typically do not have standalone value relative to the other deliverables to be provided in an arrangement, as the arrangement would be accounted for as a single unit of accounting.

Deferred Revenue

The Company from time to time collects initial license fees when license agreements are signed and become effective. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the economic life of the related contract.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 9 and 10 for derivative liabilities and Footnote 12 and 13 for stock based compensation and other equity instruments.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company has one reportable business segment which is operated in the United States.

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

Net Income (loss) Per Share

The Company accounts for net income (loss) per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”), which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares.

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of June 30, 2014 and 2013, potentially dilutive shares issuances were comprised of convertible notes payable, warrants and vested stock options.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $29,977 and $168,947 as advertising costs for the three and six months ended June 30, 2014, respectively; and $10,350 for the three and six months ended June 30, 2013.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

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

As of June 30, 2014, 3,000,000 employee stock options were outstanding with 3,000,000 shares vested and exercisable and 400,000 non-employee stock options were outstanding with 312,000 shares vested and exercisable, respectively. As of December 31, 2013, 9,000,000 and 2,750,000 employee and non-employee stock options were outstanding, respectively, with 3,000,000 and 2,650,000 shares vested and exercisable, respectively.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended June 30, 2014 and 2013 related to losses incurred during such periods.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows

NOTE 3 – GOING CONCERN MATTERS

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $6,173,716 and working capital deficiency of $972,077 at June 30, 2014 and loss from operations of $736,603 for the six months ended June 30, 2014 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Office equipment	$15,137	$14,649
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,237
Less accumulated depreciation	(30,164)	(28,392)
	$7,561	$8,845

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Depreciation expense charged to operations amounted to $859 and $1,771, respectively, for the three and six months ended June 30, 2014, respectively, and $836 and $1,491, respectively, for the three and six months ended June 30, 2013.

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization of the three and six months ended June 30, 2014 was $33,088 and $66,176, respectively.

NOTE 6 – DEFERRED REVENUE

In 2013 and 2014, the company has granted license and sub-license agreements (“Agreements”) for various regions or States in the United States allowing the licensee to market, distribute and sell solely in the defined license territory, as defined, the products provided by the Company. The agreements are granted for a defined period or perpetual and are effective as long as annual milestones are achieved.

Terms for payments for licensee agreements vary from full cash payment to defined terms. In cases where license or sub-license fees are uncollected or deferred; the Company nets those uncollected fees with the deferred revenue for balance sheet presentation.

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of June 30, 2014 and December 31, 2013 was $2,287,255 and $934,593, respectively.

NOTE 7 – ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 of net proceeds in connection with the expected issuance of convertible debt. As of December 31, 2013, $95,599 of the notes have yet to be executed and finalized or refunded. During the six months ended June 30, 2014, the Company paid an aggregate of $134,968 in full settlement of the outstanding balance and accrued interest.

NOTE 8 – SETTLEMENT PAYABLE

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

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

On June 3, 2014, the Company entered into a settlement agreement to pay the plaintiff  in increments  through October 31, 2015 in exchange for dismissal of all pending litigation and termination of all prior and current agreements.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2014 was $12,299 and $24,464, respectively; and $11,624 for the three and six months ended June 30, 2013, which was accounted for as interest expense. At June 30, 2014, the unamortized debt discount was $87,177.

Convertible debentures effective March 31, 2013

In November 2013, effective March 31, 2013, the Company issued four convertible debentures for an aggregate of $385,000 comprised of previous advances. The financing closed in November 2013.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

The Notes bear interest at the rate of 15% per annum. Interest is payable quarterly on April 15, July 15, October 15 and January 15 for the prior quarter and principal must be repaid on March 31, 2016. The Notes are convertible into common stock, at holder’s option, at a $0.50 per share with certain conversion adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the conversion price in effect or without consideration, then the conversion price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock.

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

During the six months ended June 30, 2014, the Company paid $35,000 outstanding convertible notes. In addition, the remaining notes in aggregate of $350,000 and accrued interest were exchanged for licensing rights for the State of Ohio (See Note 6 above). At the date(s) of payoff or exchange, the Company determined fair value of the embedded derivatives of $324,239, using the Binominal Option Pricing Model with the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.39% to 0.48%, a dividend yield of 0%, and volatility of 205.71% to 232.90%, was reclassified to additional paid in capital.

The charge of the amortization and write off (upon payoff or conversion) of debt discounts and costs for the three and six months ended June 30, 2014 was $78,540 and $97,031, which was accounted for as interest expense.

Mark to market adjustment at June 30, 2014

At June 30, 2014, the Company marked to market the fair value of the derivatives of the convertible notes discussed above and determined a fair value of $400,753. The Company recorded a gain from change in fair value of derivative liability of $394,154 and $133,961for the three and six months ended June 30, 2014, respectively. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 205.83%, (3) weighted average risk-free interest rate of 0.47%, (4) expected life of 1.77 years, and (5) estimated fair value of the Company’s common stock of $0.10 per share.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

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

The Company recorded a gain on change in fair value of warrant liability of $197,839 and $55,190 for the three and six months ended June 30, 2014, respectively.

At June 30, 2014, the fair value of the 2,430,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 205.83%, (3) weighted average risk-free interest rate of 0.88%, (4) expected life of 3.77 years, and (5) estimated fair value of the Company’s common stock of $0.10 per share.

At June 30, 2014, the warrant liability valued at $232,541, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 11 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2014 and December 31, 2013, the Company received advances from Jorge Andrade, director, Scott Carley, and Neil Muller, President as loans from related parties. The loans are payable on demand and without interest.

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013. During the six months ended June 30, 2014, the Company has paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company is obligated to issue 750,000 of its common stock.

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of June 30, 2014 is $163,610 with unamortized debt discount of $6,531.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of June 30, 2014 and December 31, 2013, the Company had 80,000 shares and -0- shares of preferred stock issued and outstanding.

On June 19, 2014, the Company’s Board of Directors designated 80,000 shares of preferred stock, no par value. Each share of preferred stock shall entitle the holder to one thousand (1,000) votes and is convertible into one share of common stock and shall have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters with the Company’s common stock.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

On June 25, 2014, the Company issued an aggregate of 80,000 shares of preferred stock to officers and directors for services rendered.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of June 30, 2014 and December 31, 2013, the Company had 141,964,501 shares and 127,343,501 shares of common stock issued and outstanding.

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

In June 2014, the Company issued 150,000 shares of its common stock for advisory services valued at $27,750 based on the underlying market value of the common stock at the date of issuance.

In June 2014, the Company issued 6,000,000 shares of its common stock in connection with the exercise of non-employee stock options exercised at $0.015 per share. The aggregate exercise price of $90,000 was paid to the Company by utilizing amounts due to the employees by the Company.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS

Employee Options

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2013 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.015	3,000,000	4.23	$0.015	3,000,000	$0.015

The intrinsic value of the vested employee stock options as of June 30, 2014 was $255,300 based on the Company’s stock price of $0.1001 per share at June 30, 2014.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	9,000,000	$0.015
Granted	-	-
Exercised	(6,000,000)	(0.015)
Expired	-	-
Outstanding at June 30, 2014	3,000,000	$0.015

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Non-employee options

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2013 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	250,000	4.32	$0.10	210,000	$0.10
0.20	150,000	4.70	0.20	102,000	0.020
	400,000	4.46	0.1375	312,000

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,750,000	$0.015
Granted	150,000	0.020
Exercised	(2,500,000)	0.015
Expired	-	-
Outstanding at June 30, 2014	400,000	$0.015

On March 10, 2014, the Company ratified, confirmed and approved the granting of 2014 stock options in aggregate of 150,000 to the Company’s advisory board representing five individuals under the Company’s 2012 Stock Option Plan. The issued options are exercisable 52% immediately and remainder at 10,000 per month (12 months) at $0.20 per share for five years.

The intrinsic value of the vested non- employee stock options as of June 30, 2014 was $21 based on the Company’s stock price of $0.1001 per share at June 30, 2014.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.25	200,000	0.74	$0.25	200,000	0.99
1.00	2,430,000	3.76	1.00	2,430,000	4.01
$0.94	2,630,000	3.53	$0.94	2,630,000	3.78

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,430,000	$1.00
Issued	200,000	0.25
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2014	2,630,000	$0.94

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the three and six months ended June 30, 2014, the Company incurred $25,000 and $37,500 as consulting fees, respectively. During the three and six months ended June 30, 2013, the Company incurred $50,000 and $96,667 as consulting fees, respectively. As of June 30, 2014 and December 31, 2013, there was an unpaid balance of $174,100 and $162,850, respectively.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the three and six months ended June 30, 2014 the Company incurred $25,000 and $37,500, respectively, as consulting fees and expense reimbursements. During the three and six months ended June 30, 2013, the Company incurred $50,000 and $96,667 as consulting fees and expense reimbursements., respectively. As of June 30, 2014 and December 31, 2013, there was an unpaid balance of $-0- and $142,459, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the three and six months ended June 30, 2014, the Company incurred $25,000 and $37,500 as consulting fees, respectively. During the three and six months ended June 30, 2013, $50,000 and $62,500 consulting fees were incurred, respectively. As of June 30, 2014 and December 31, 2013, there was an unpaid balance of $69,140 and $105,390, respectively.

West Coast Health Consulting, Inc. is a company controlled by Jorge Andrade that previously provided consulting services to the Company. During the three and six months ended June 30, 2014 , the Company incurred $-0- and $-0- as consulting fees, respectively. As of June 30, 2014 and December 31, 2013, there was an unpaid balance of $-0- and $-0-, respectively.

The Company has an arrangement with Brady Granier. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three and six months ended June 30, 2014, $18,750 and $37,500 in consulting fees were incurred, respectively. As of June 30, 2014 and December 31, 2013, there was an unpaid balance of $34,890 and $72,640, respectively.

The Company has an arrangement with Kent Emry. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three and six months ended June 30, 2014, $18,750 and $37,500 in consulting fees were incurred, respectively. As of June 30, 2014 and December 31, 2013, there was an unpaid balance of $-0- and $26,189, respectively.

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Employment agreements

Lourdes Felix, Chief Financial Officer and Brady Granier, Chief Operating Officer of the Company, entered into Executive Service Agreements with the Company on February 28, 2013 and October 16, 2013, respectively (the “Executive Agreements”).

The Executive Agreements provided, among other things, (i) the remuneration to be received in exchange for services provided to the Company; (ii) a general description of the services to be provided to the Company; and (iii) other obligations, terms, and conditions relating to the professional relationship between Felix and Granier, as applicable, and the Company.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

On June 30, 2014, each of Felix and Granier entered into an amendment to the Executive Agreements (the “Amendments”), which provide that each of Felix and Granier shall receive three percent (3%) of the Company’s gross margin of sales of then-current healthcare products, devices and/or modifications thereto thereafter for a period of fifteen years following the Termination Date, as defined in the Executive Agreements. The Amendments were approved by the unanimous consent of the disinterested directors of the Company in accordance with the requirements of the Nevada Revised Statutes.

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

As of June 30, 2014, the above described acquisition has not closed. The total aggregate payments of the $57,404 and $25,000 in refundable deposits is reflected in the Company’s balance sheet as short term deposits as of June 30, 2014 and December 31, 2013, respectively.

NOTE 16 –FAIR VALUE MEASUREMENTS

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2014:

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

	Level 1		Level 2		Level 3	Total
Warrant liability	$		$		$232,541	232,541
Derivative liability		-		-	400,753	400,753
Total		$-		$-	$633,294	$633,294

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2014.

Balance, December 31, 2013	$1,306,834
Fair value of embedded derivative in connection with convertible notes at inception
Transfers out due to conversions of convertible notes	(368,510)
Mark-to-market at June 30, 2014	(304,950)
Balance, June 30, 2014	$633,294

NOTE 17 – SUBSEQUENT EVENTS

On April 5, 2013, the Company issued a Convertible Debenture (the “Original Note”) to various holders in the principal sum of $425,000, convertible into common stock of the Company. On July 7, 2014, the Company executed various Amended and Restated Promissory Notes (the “Amended Notes") to the holders of the Note, in the aggregate principal amount of $545,217.81 (“Amended Principal”), which is equal to the principal sum of the Original Note, plus the interest accrued thereon as of the date of the Amended Notes. Pursuant to the Amended Notes, the Amended Principal, plus interest thereon at a rate of twelve percent (12%) per annum payable in equal monthly installments, with the balance payable on or before July 15, 2016. The Amended Notes are not convertible into shares of common stock. In the event that the Company fails to make a timely payment or to perform any term of the Amended Notes, the holders thereof shall have the right to declare the full, unpaid balance thereof immediately payable.

On April 5, 2013, the Company issued a Series A Warrant for the Purchase of Shares of Common Stock (the “Warrant”) to various holders for the purchase of an aggregate of 1,275,000 shares of common stock of the Company at the purchase price of $1.00 per share. On July 7, 2014, the Company executed an Amendment and Restatement of Warrant for the Purchase of Shares of Common Stock (the “Amended Warrant”), which provided that the number of common shares that the holder has the right to purchase equals 1,275,000 at $0.25 per share.

On July 16, 2014, the Company entered into a sublicense agreement with Addiction Recovery Centers Inc.(“ARC”). In accordance with the agreement the Company granted ARC an exclusive sublicense within the Territory of Nevada. The agreement is for a perpetual period of time and remains effective as long as annual milestones are achieved.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended June 30, 2014 Compared with Three Months ended June 30, 2013

Three months ended June 30,

	2014	2013
Net Sales	$238,008	$499,951
Cost of Sales	47,262	70,260
Gross Profit	190,746	429,691
Total Operating Expenses	(638,551)	(348,751)
Gain on settlement of debt		800
Net Interest Expense	(128,845)	(81,398)
Gain (loss) on change in derivative liability	916,232	(155,278)
Income taxes	-	-
Net Income (loss)	$339,582	$(154,936)

Sales

Sales for the three months ended June 30, 2014 were $238,008 compared with $499,951 for the three months ended June 30, 2013, reflecting a decrease of 53%.

The decrease in sales revenue is directly related to the Company’s focus on licensing and distribution efforts which will have the potential to create a stronger revenue stream going forward.

Cost of Sales

Cost of sales for the three months ended June 30, 2014 were $47,262 compared with $70,260 for the three months ended June 30, 2013, reflecting a decrease of 33%. Cost of sales have dropped dramatically because of the new variation of the licensing and distribution revenue model.

Gross Profit

Gross profit percentage for the three months ended June 30, 2014 was 80.2% compared to 85.9% for the three months ended June 30, 2013.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2014 and 2013 were $638,551 and $348,751 reflecting an increase of 83%. The primary increase is due to a settlement agreement reached regarding prior pending litigation thereby incurring a $275,000 expense for the three months ended June 30, 2014. Additionally, comparing the three months ended June 30, 2013 to June 30, 2014, consulting and investor relations fees decreased from $191,169 to $126,091, accounting and legal fees decreased from $104,486 to $68,882, advertising increased from $10,350 to $29,977, and rent decreased from $8,619 to $4,321. In addition, we incurred $52,907 as stock based compensation in 2014 compared to $29,916 in 2013.

Gain (loss) on change in Fair Value of Derivative Liability

As of June 30, 2014, we had outstanding a convertible notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended June 30, 2014, we incurred a $916,232 gain on change in fair value of our derivative liabilities compared to $155,278 loss the same period, last year.

Interest Expenses

Interest expense for the three months ended June 30, 2014 and 2013 were $128,845 and $81,398, respectively, reflecting reduced costs incurred from our 2013 borrowings.

Income taxes

Income taxes for the three months ended June 30, 2014 and 2013 were $-0-.

Net Income (Loss)

For the three months ended June 30, 2014, the Company experienced income of $339,582 compared with a net loss of $154,936 for the three months ended June 30, 2013.

Six Months ended June 30, 2014 Compared with Six Months ended June 30, 2013

Six months ended June 30,

	2014	2013
Net Sales	$368,837	$887,160
Cost of Sales	74,962	149,366
Gross Profit	293,875	737,794
Total Operating Expenses	(1,133,406)	(601,530)
Gain on settlement of debt		17,800
Net Interest Expense	(202,022)	(170,435)
Gain (loss) on change in derivative liability	304,950	(193,209)
Income taxes	-	-
Net Loss	$(736,603)	$(209,580)

Sales

Sales for the six months ended June 30, 2014 were $368,837 compared with $887,160 for the six months ended June 30, 2013, reflecting a decrease of 58%.

The decrease in sales revenue is directly related to the Company’s focus on licensing and distribution efforts which will have the potential to create a stronger revenue stream going forward.

Cost of Sales

Cost of sales for the six months ended June 30, 2014 were $74,962 compared with $149,366 for the six months ended June 30, 2013, reflecting a decrease of 50%. Cost of sales have dropped dramatically because of the new variation of the licensing and distribution revenue model.

Gross Profit

Gross profit percentage for the six months ended June 30, 2014 was 79.7% compared to 83.2% for the six months ended June 30, 2013.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2014 and 2013 were $1,133,406 and $601,530 reflecting an increase of 88%. The primary increase is due to a settlement agreement reached regarding prior pending litigation thereby incurring a $275,000 expense for the six months ended June 30, 2014. Additionally, comparing the six months ended June 30, 2013 to June 30, 2014, consulting and investor relations fees decreased from $323,120 to $298,029, accounting and legal fees increased from $130,971 to $155,727, advertising increased from $10,350 to $168,947, and rent decreased from $21,553 to $8,642. In addition, we incurred $138,194 as stock based compensation in 2014 compared to $104,503 in 2013.

Gain (loss) on change in Fair Value of Derivative Liability

As of June 30, 2014, we had outstanding a convertible notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended June 30, 2014, we incurred a $304,950 gain on change in fair value of our derivative liabilities compared to $193,209 loss the same period, last year.

Interest Expenses

Interest expense for the six months ended June 30, 2014 and 2013 were $202,022 and $170,435, respectively, reflecting reduced costs incurred from our 2013 borrowings.

Income Taxes

Income taxes for the six months ended June 30, 2014 and 2013 were $-0-.

Net Income (Loss)

For the six months ended June 30, 2014, the Company experienced a net loss of $736,603 compared with a net loss of $209,580 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of approximately $320,942. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Six months ended June 30,

	2014	2013
Net cash provided by (used in) operating activities	$387,351	$(111,683)
Net cash used in investing activities	(32,890)	(9,721)
Net cash provided by (used in) financing activities	(142,085)	170,107
Net increase in cash	212,376	48,703
Cash, beginning of period	108,566	6,002
Cash, end of period	$320,942	$54,705

Currently we have no material commitments for capital expenditures as of June 30, 2014. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2014, the company entered into five separate licensing and distribution agreements whereby the Company received up-front licensing fees which allowed for sufficient cash flow to maintain operations. We believe that providing licensing and distribution opportunities will create a steady revenue stream by which sufficient cash flows can be maintained while the Company continues its growth and expansion.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue, our operations.

Net Cash Flow From Operating Activities

Net Cash provided by operating activities increased by $499,034 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the Company’s ability to increase its cash flow from unearned revenue that is directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $23,169 for the six months ended June 30, 2014 compared to of six months ended June 30, 2013 primarily due to investments in acquisition deposits.

Net Cash Flow From Financing Activities

Net cash provided by financing activities decreased by $312,192 for the six months ended June 30, 2014 compared to six months ended June 30, 2013 due to the decrease in borrowings and payoff of existing obligations.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2014 and December 31, 2013, the Company has a working capital deficit of $972,077 and $861,901, and an accumulated deficit of $6,173,716 and $5,437,113. The Company’s revenues have decreased from 2013 to 2014. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIOCORRX, INC.

Date: August 14, 2014	By:	/s/ Kent Emry
Kent Emry
Chief Executive Officer and Director

Date: August 14, 2014	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director