Form 10-Q
period 2014-09-30
BioCorRx Inc.
filed 2014-11-10
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 10, 2014, there were 145,439,501 shares of registrant’s common stock outstanding.

BIOCORRX, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.

(formerly Fresh Start Private Management, Inc.)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$8,019	$108,566
Accounts receivable, net	374,650	299,220
Accounts receivable, other	15,000	15,000
Prepaid expenses	86,698	52,610
Deposits, short term	25,000	25,000
Total current assets	509,367	500,396

Property and equipment, net	6,846	8,845

Other assets:
Prepaid expenses, long term	92,860	28,707
Accounts receivable, long term	7,558	44,359
Licensing agreement, net	3,738,958	3,838,223
Deposits, long term	37,738	5,334
Total other assets	3,877,114	3,916,623

Total assets	$4,393,327	$4,425,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$627,310	$957,786
Deferred revenue, short term	729,860	192,870
Settlement payable	165,000	-
Advances from lenders	-	95,599
Notes payable, short term portion	67,364	-
Notes payable, net of debt discount, related party	51,263	28,480
Notes payable, related party	97,635	87,562
Total current liabilities	1,738,432	1,362,297

Long term debt:
Deferred revenue, long term	1,363,990	741,723
Convertible notes payable, net of debt discount	-	601,328
Notes payable, long term portion	467,390	-
Notes payable, net of debt discount, related party	106,389	190,888
Settlement payable, long term	55,000	-
Warrant liability	138,600	287,731
Derivative liability	-	1,019,103
Total long term debt	2,131,369	2,840,773

Total liabilities	3,869,801	4,203,070

Stockholders' equity:
Preferred stock, no par value; 80,000 designated; 80,000 and -0- shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	16,000	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 145,439,501 and 127,343,501 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	145,440	127,344
Common stock subscribed	100,000	100,000
Additional paid in capital	6,819,681	5,432,563
Accumulated deficit	(6,557,595)	(5,437,113)
Total stockholders' equity	523,526	222,794

Total liabilities and stockholders' equity	$4,393,327	$4,425,864

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

(formerly Fresh Start Private Management, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$434,041	$277,410	$802,878	$1,164,570
Cost of sales	84,378	-	159,340	149,366

Gross profit	349,663	277,410	643,538	1,015,204

Operating expenses:
Selling, general and administrative	500,695	454,844	1,566,154	1,054,883
Depreciation and amortization	33,803	836	101,750	2,327
Total operating expenses	534,498	455,680	1,667,904	1,057,210

Net loss from operations	(184,835)	(178,270)	(1,024,366)	(42,006)

Other income (expenses):
Gain on settlement of debt	-	-	-	17,800
Interest expense	(131,791)	(62,003)	(333,813)	(232,438)
(Loss) gain on change in fair value of derivative liability	(67,253)	111,237	237,697	(81,972)

Loss before income taxes	(383,879)	(129,036)	(1,120,482)	(338,616)

Income taxes	-	-	-	-

Loss	$(383,879)	$(129,036)	$(1,120,482)	$(338,616)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	143,549,555	117,848,121	136,583,677	116,231,963

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

(formerly Fresh Start Private Management, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

	Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, December 31, 2013	-	$-	127,343,501	$127,344	$100,000	$5,432,563	$(5,437,113)	$222,794
Common stock issued, accrued in 2013	-	-	4,805,000	4,805	-	(4,805)	-	-
Common stock issued in connection with the exercise of options	-	-	11,500,000	11,500	-	161,000	-	172,500
Common stock issued for services rendered	-	-	975,000	975	-	137,323		138,298
Common stock issued as payment of interest	-	-	100,000	100	-	17,900	-	18,000
Common stock issued in connection with licensing fee	-	-	716,000	716	-	88,784	-	89,500
Preferred stock issued for services rendered	80,000	16,000	-	-	-	-	-	16,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	800,987	-	800,987
Reclassify fair value of warrant liability upon exchange to equity warrant	-	-	-	-	-	129,551	-	129,551
Fair value of warrants issued in connection with licensing fee	-	-	-	-	-	24,558	-	24,558
Fair value of vested options	-	-	-	-	-	31,820	-	31,820
Net loss	-	-	-	-	-	-	(1,120,482)	(1,120,482)
Balance, September 30, 2014	80,000	$16,000	145,439,501	$145,440	$100,000	$6,819,681	$(6,557,595)	$523,526

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

(formerly Fresh Start Private Management, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,120,482)	$(338,616)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization	101,750	2,327
Amortization of debt discount	211,826	78,875
Gain on settlement of debt	-	(17,800)
Stock based compensation	225,764	253,107
Change in fair value of derivative liabilities	(237,697)	81,972
Changes in operating assets and liabilities:
Accounts receivable	(38,629)	(751,847)
Prepaid expenses	(23,829)	(8,028)
Accounts payable and accrued expenses	59,384	376,556
Income taxes payable	-	(1,600)
Settlement payable	220,000	-
Due to factor	-	(154,990)
Deferred revenue	703,805	328,562
Net cash provided by (used in) operating activities	101,892	(151,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisition deposit	(32,404)	-
Payment of long term deposit	-	(3,056)
Purchase of equipment	(486)	(6,665)
Net cash used in investing activities	(32,890)	(9,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	76,750	328,480
Repayments of notes payable	(45,464)	(150,260)
Repayments of advances from lenders	(95,599)	-
Net repayments of notes payable, related party	(105,236)	(21,253)
Net cash (used in) provided by financing activities	(169,549)	156,967

Net (decrease) in cash	(100,547)	(4,236)
Cash, beginning of the period	108,566	6,002

Cash, end of period	$8,019	$1,766

Supplemental disclosures of cash flow information:
Interest paid	$93,360	$119,648
Taxes paid	$-	$-

Non-cash financing activities:
Common stock issued for exercise of options paid by amounts due to the option holders of the Company	$172,500	$-
Common stock issued in settlement of outstanding accounts payable	$-	$3,000
Fair value of warrants issued for licensing fees	$24,558	$-
Common stock issued for licensing fees	$89,500	$-
Convertible notes payable and accrued interest exchanged for licensing rights	$609,368	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2014.

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

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $659,850 as of September 30, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

See Footnote 10 and 11 for derivative liabilities and Footnote 13 and 14 for stock based compensation and other equity instruments.

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of September 30, 2014, potentially dilutive shares issuances were comprised of warrants and vested stock options. As of September 30, 2013, potentially dilutive shares issuances were comprised of convertible notes payable, warrants and vested stock options.

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of September 30, 2014 and 2013, as they would be anti-dilutive:

	September 30,
	2014	2013
Shares underlying options outstanding	400,000	15,000,000
Shares underlying warrants outstanding	2,630,000	425,000
Shares underlying convertible notes outstanding	-	9,444,444
	3,030,000	24,869,444

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $15,803 and $184,750 as advertising costs for the three and nine months ended September 30, 2014, respectively; and $4,310 and $14,660 for the three and nine months ended September 30, 2013.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2014 and December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

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

As of September 30, 2014, there were no employee stock options were outstanding and 400,000 non-employee stock options were outstanding with 360,000 shares vested and exercisable, respectively. As of December 31, 2013, 9,000,000 and 2,750,000 employee and non-employee stock options were outstanding, respectively, with 3,000,000 and 2,650,000 shares vested and exercisable, respectively.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2014 and 2013 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and nine months ended September 30, 2014 and 2013 related to losses incurred during such periods.

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the issued ASU.

NOTE 3 – GOING CONCERN MATTERS

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $6,557,595 and working capital deficiency of $1,229,065 at September 30, 2014 and loss from operations of $1,120,482 for the nine months ended September 30, 2014 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Office equipment	$15,137	$14,649
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,237
Less accumulated depreciation	(30,879)	(28,392)
	$6,846	$8,845

Depreciation expense charged to operations amounted to $715 and $2,486, respectively, for the three and nine months ended September 30, 2014, respectively, and $836 and $2,327, respectively, for the three and nine months ended September 30, 2013.

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization of the three and nine months ended September 30, 2014 was $33,088 and $99,264, respectively.

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

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of September 30, 2014 and December 31, 2013 was $2,093,850 and $934,593, respectively.

NOTE 7 – ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 of net proceeds in connection with the expected issuance of convertible debt. As of December 31, 2013, $95,599 of the notes have yet to be executed and finalized or refunded. During the nine months ended September 30, 2014, the Company paid an aggregate of $134,968 in full settlement of the outstanding balance and accrued interest.

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

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

NOTE 9 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013(See Note 10) and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of September 30, 2014 was $534,754.

NOTE 10 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

SEPTEMBER 30, 2014

(unaudited)

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

On July 7, 2014, the Company exchanged the convertible debentures and warrants for unsecured promissory notes and accrued interest and 1,275,000 warrants with an exercise price of $0.25 per share for five years.

At July 7, 2014, the Company determined the fair value of the embedded derivatives relating to previously issued convertible debentures and warrants of $432,398 and $129,551, respectively. The fair values were determined using the Binominal Option Pricing Model with the following assumptions: contractual terms of 1.75 to 3.75years, an average risk free interest rate of 0.52% to 1.00%, a dividend yield of 0%, and volatility of 217.48%. The aggregate fair values determined of $561,949 was reclassified to equity.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2014 was $87,177 and $111,641, respectively; and $12,435 and $24,058 for the three and nine months ended September 30, 2013, which was accounted for as interest expense.

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

SEPTEMBER 30, 2014

(unaudited)

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

During the nine months ended September 30, 2014, the Company paid $35,000 outstanding convertible notes. In addition, the remaining notes in aggregate of $350,000 and accrued interest were exchanged for licensing rights for the State of Ohio (See Note 6 above). At the date(s) of payoff or exchange, the Company determined fair value of the embedded derivatives of $324,239, using the Binominal Option Pricing Model with the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.39% to 0.48%, a dividend yield of 0%, and volatility of 205.71% to 232.90%, was reclassified to additional paid in capital.

The charge of the amortization and write off (upon payoff or conversion) of debt discounts and costs for the three and nine months ended September 30, 2014 was $-0- and $97,031, which was accounted for as interest expense.

As of September 30, 2014, there are no outstanding convertible debentures. The Company recorded a (loss) gain on change in fair value of debt derivative liabilities of $(31,644) and $218,116 for the three and nine months ended September 30, 2014, respectively.

NOTE 11 – WARRANT LIABILITY

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

As described in Notes 9 and 10, above, on July 7, 2014, the Company exchanged previously issued warrants that contained certain reset provisions with warrants without these provisions.  At the date of the exchange, the Company reclassified the determined fair value of $129,551 from liability to equity. The fair values were determined using the Binominal Option Pricing Model with the following assumptions: contractual terms of 3.75years, an average risk free interest rate of 1.00%, a dividend yield of 0%, and volatility of 217.48%.

The Company recorded a (loss) gain on change in fair value of warrant liability of $(35,609) and $19,581 for the three and nine months ended September 30, 2014, respectively.

At September 30, 2014, the fair value of the remaining 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 205.83%, (3) weighted average risk-free interest rate of 1.07%, (4) expected life of 3.52 years, and (5) estimated fair value of the Company’s common stock of $0.125 per share.

At September 30, 2014, the warrant liability valued at $138,600, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – NOTES PAYABLE-RELATED PARTY

As of September 30, 2014 and December 31, 2013, the Company received advances from Jorge Andrade, director, Scott Carley, and Neil Muller, President as loans from related parties. The loans are payable on demand and without interest.

BIOCORRX, INC.
(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013. During the nine months ended September 30, 2014, the Company has paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company is obligated to issue 750,000 of its common stock.

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of September 30, 2014 is $163,610 with unamortized debt discount of $5,958.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of September 30, 2014 and December 31, 2013, the Company had 80,000 shares and -0- shares of preferred stock issued and outstanding.

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

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of September 30, 2014 and December 31, 2013, the Company had 145,439,501 shares and 127,343,501 shares of common stock issued and outstanding.

In February 2014, the Company issued 2,500,000 shares of its common stock in connection with the exercise of non-employee stock options exercised at $0.015 per share. The aggregate exercise price of $37,500 was paid to the Company by utilizing amounts due to the employees by the Company.

In March 2014, the Company issued 4,805,000 shares of its common stock in settlement of $238,113 in past services and other obligations previously accrued at December 31, 2013.

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

SEPTEMBER 30, 2014

(unaudited)

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

In July  2014, the Company issued 1,600,000 shares of its common stock in connection with the exercise of employee stock options exercised at $0.015 per share. The aggregate exercise price of $24,000 was paid to the Company by utilizing amounts due to the employees by the Company.

In September 2014, the Company issued an aggregate of 475,000 shares of its common stock for services rendered valued at $53,548 based on the underlying market value of the common stock at the date of issuance.

In September 2014, the Company issued 1,400,000 shares of its common stock in connection with the exercise of employee stock options exercised at $0.015 per share. The aggregate exercise price of $21,000 was paid to the Company by utilizing amounts due to the employees by the Company.

NOTE 14 – STOCK OPTIONS AND WARRANTS

Employee Options

As of September 30, 2014, there were no outstanding employee options.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	9,000,000	$0.015
Granted	-	-
Exercised	(9,000,000)	(0.015)
Expired	-	-
Outstanding at September 30, 2014	-0-	$-

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

Non-employee options

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2013 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	250,000	4.07	$0.10	240,000	$0.10
0.20	150,000	4.45	0.20	120,000	0.20
	400,000	4.21	0.1375	360,000

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,750,000	$0.015
Granted	150,000	0.020
Exercised	(2,500,000)	0.015
Expired	-	-
Outstanding at September 30, 2014	400,000	$0.015

On March 10, 2014, the Company ratified, confirmed and approved the granting of 2014 stock options in aggregate of 150,000 to the Company’s advisory board representing five individuals under the Company’s 2012 Stock Option Plan. The issued options are exercisable 52% immediately and remainder at 10,000 per month (12 months) at $0.20 per share for five years.

The intrinsic value of the vested non- employee stock options as of September 30, 2014 was $6,000 based on the Company’s stock price of $0.125 per share at September 30, 2014.

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.25	1,475,000	4.19	$0.25	1,475,000	4.19
1.00	1,155,000	3.76	1.00	1,155,000	3.76
$0.45	2,630,000	4.00	$0.94	2,630,000	4.00

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,430,000	$1.00
Issued	1,475,000	0.25
Exercised	-	-
Canceled	(1,250,000)	(1.00)
Outstanding at September 30, 2014	2,630,000	$0.45

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

As described in Notes 9 and 10, on July 7, 2014, the Company exchanged 1,275,000 warrants with an initial exercise price of $1.00 containing certain reset provisions with 1,275,000 warrants exercisable at $0.25 per share for five years.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the three and nine months ended September 30, 2014, the Company incurred $18,750 and $56,250 as consulting fees, respectively. During the three and nine months ended September 30, 2013, the Company incurred $50,000 and $146,667 as consulting fees, respectively. As of September 30, 2014 and December 31, 2013, there was an unpaid balance of $174,100 and $162,850, respectively.

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the three and nine months ended September 30, 2014 the Company incurred $37,760 and $75,260, respectively, as consulting fees and expense reimbursements. During the three and nine months ended September 30, 2013, the Company incurred $50,000 and $146,667 as consulting fees and expense reimbursements., respectively. As of September 30, 2014 and December 31, 2013, there was an unpaid balance of $37,760 and $142,459, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the three and nine months ended September 30, 2014, the Company incurred $56,510 and $94,010 as consulting fees, respectively. During the three and nine months ended September 30, 2013, $37,500 and $87,500 consulting fees were incurred, respectively. As of September 30, 2014 and December 31, 2013, there was an unpaid balance of $84,900 and $105,390, respectively.

West Coast Health Consulting, Inc. is a company controlled by Jorge Andrade, a shareholder of the Company, that previously provided consulting services to the Company. During the three and nine months ended September 30, 2014 , the Company incurred $-0- and $-0- as consulting fees, respectively. As of September 30, 2014 and December 31, 2013, there was an unpaid balance of $-0- and $-0-, respectively.

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three and nine months ended September 30, 2014, $37,760 and $75,260 in consulting fees were incurred, respectively. As of September 30, 2014 and December 31, 2013, there was an unpaid balance of $18,750 and $72,640, respectively.

The Company has an arrangement with Kent Emry, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three and nine months ended September 30, 2014, $18,750 and $56,250 in consulting fees were incurred, respectively. As of September 30, 2014 and December 31, 2013, there was an unpaid balance of $-0- and $26,189, respectively.

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On June 30, 2014, each of Felix and Granier entered into an amendment to the Executive Agreements (the “Amendments”), which provide that each of Felix and Granier shall receive three percent (3%) of the Company’s gross margin of sales of then-current healthcare products, devices and/or modifications thereto thereafter for a period of fifteen years following the Termination Date, as defined in the Executive Agreements. The Amendments were approved by the unanimous consent of the disinterested directors of the Company in accordance with the requirements of the Nevada Revised Statutes. As of September 30, 2014 $-0-was paid in connection with this agreement.

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

As of September 30, 2014, the above described acquisition has not closed. The total aggregate payments of the $57,404 and $25,000 in refundable deposits is reflected in the Company’s balance sheet as short term deposits as of September 30, 2014 and December 31, 2013, respectively.

BIOCORRX, INC.

(formerly Fresh Start Private Management, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

NOTE 17 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2014:

	Level 1		Level 2		Level 3	Total
Warrant liability	$		$		$138,600	138,600
Derivative liability		-		-	-	-
Total		$-		$-	$138,600	$138,600

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2014.

Balance, December 31, 2013	$1,306,834
Fair value of embedded derivative in connection with convertible notes at inception
Transfers out due to conversions of convertible notes	(930,557)
Mark-to-market at September 30, 2014	(237,697)
Balance, September 30, 2014	$138,600

NOTE 18 – SUBSEQUENT EVENTS

None.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended September 30, 2014 Compared with Three Months ended September 30, 2013

Three months ended September 30,

	2014	2013
Net Sales	$434,041	$277,410
Cost of Sales	84,378	-
Gross Profit	349,663	277,410
Total Operating Expenses	(534,498)	(455,680)
Gain on settlement of debt		-
Net Interest Expense	(131,791)	(62,003)
Gain (loss) on change in derivative liability	(67,253)	111,237
Income taxes	-	-
Net loss	$(383,879)	$(129,036)

Sales

Sales for the three months ended September 30, 2014 were $434,041 compared with $277,410 for the three months ended September 30, 2013, reflecting an increase of 56%.

The increase in sales revenue is directly related to the Company’s focus on licensing and distribution efforts which will have the potential to create a stronger revenue stream going forward.

Cost of Sales

Cost of sales for the three months ended September 30, 2014 were $84,378 compared with $-0- for the three months ended September 30, 2013, reflecting an increase of 100%. Cost of sales have changed dramatically because of the new variation of the licensing and distribution revenue model.

Gross Profit

Gross profit percentage for the three months ended September 30, 2014 was 80.6% compared to 100.0% for the three months ended September 30, 2013.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2014 and 2013 were $500,695 and $454,844 reflecting an increase of 10%. Comparing the three months ended September 30, 2013 to September 30, 2014, consulting and investor relations fees decreased from $353,181 to $167,512, accounting and legal fees increased from $24,875 to $67,395, advertising increased from $4,310 to $15,803, and rent decreased from $17,255 to $4,493. In addition, we incurred $87,570 as stock based compensation in 2014 compared to $148,604 in 2013.

Gain (loss) on change in Fair Value of Derivative Liability

As of September 30, 2014, we had outstanding warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended September 30, 2014, we incurred a $67,253 loss on change in fair value of our derivative liabilities compared to $111,237 gain the same period, last year.

Interest Expenses

Interest expense for the three months ended September 30, 2014 and 2013 were $131,791 and $62,003, respectively, the increase is due to write offs of remaining debt discounts upon conversion of our convertible debentures to non-convertible notes

Income taxes

Income taxes for the three months ended September 30, 2014 and 2013 were $-0-.

Net Income (Loss)

For the three months ended September 30, 2014, the Company experienced loss of $383,879 compared with a net loss of $129,036 for the three months ended September 30, 2013.

Nine Months ended September 30, 2014 Compared with Nine Months ended September 30, 2013

Nine months ended September 30,

	2014	2013
Net Sales	$802,878	$1,164,570
Cost of Sales	159,340	149,366
Gross Profit	643,538	1,015,204
Total Operating Expenses	(1,667,904)	(1,057,210)
Gain on settlement of debt		17,800
Net Interest Expense	(333,813)	(232,438)
Gain (loss) on change in derivative liability	237,697	(81,972)
Income taxes	-	-
Net Loss	$(1,120,482)	$(338,616)

Sales

Sales for the nine months ended September 30, 2014 were $802,878 compared with $1,164,570 for the nine months ended September 30, 2013, reflecting a decrease of 31%.

The decrease in sales revenue is directly related to the Company’s focus on licensing and distribution efforts which will have the potential to create a stronger revenue stream going forward.

Cost of Sales

Cost of sales for the nine months ended September 30, 2014 were $159,340 compared with $149,366 for the nine months ended September 30, 2013, reflecting an increase of 7%. Cost of sales have changed dramatically because of the new variation of the licensing and distribution revenue model.

Gross Profit

Gross profit percentage for the nine months ended September 30, 2014 was 80.2% compared to 87.2% for the nine months ended September 30, 2013.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2014 and 2013 were $1,667,904 and $1,057,210 reflecting an increase of 58%. The primary increase is due to a settlement agreement reached regarding prior pending litigation thereby incurring a $275,000 expense for the nine months ended September 30, 2014. Additionally, comparing the nine months ended September 30, 2013 to September 30, 2014, consulting and investor relations fees decreased from $544,350 to $465,541, accounting and legal fees increased from $56,562 to $223,122, advertising increased from $14,660 to $184,750, and rent decreased from $25,874 to $13,135. In addition, we incurred $225,764 as stock based compensation in 2014 compared to $253,107 in 2013.

Gain (loss) on change in Fair Value of Derivative Liability

As of September 30, 2014, we had outstanding warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended September 30, 2014, we incurred a $237,697 gain on change in fair value of our derivative liabilities compared to $81,972 loss the same period, last year.

Interest Expenses

Interest expense for the nine months ended September 30, 2014 and 2013 were $333,813 and $232,438, respectively, the increase is due to write offs of remaining debt discounts upon conversion of our convertible debentures to non-convertible notes

Income Taxes

Income taxes for the nine months ended September 30, 2014 and 2013 were $-0-.

Net Income (Loss)

For the nine months ended September 30, 2014, the Company experienced a net loss of $1,120,482 compared with a net loss of $338,616 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of approximately $8,019. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Nine months ended September 30,

	2014	2013
Net cash provided by (used in) operating activities	$101,892	$(151,482)
Net cash used in investing activities	(32,890)	(9,721)
Net cash provided by (used in) financing activities	(169,549)	156,967
Net decrease in cash	(100,547)	(4,236)
Cash, beginning of period	108,566	6,002
Cash, end of period	$8,019	$1,766

Currently we have no material commitments for capital expenditures as of September 30, 2014. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash provided by operating activities increased by $253,374 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the Company’s ability to increase its cash flow from unearned revenue that is directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $23,169 for the nine months ended September 30, 2014 compared to of nine months ended September 30, 2013 primarily due to investments in acquisition deposits.

Net Cash Flow From Financing Activities

Net cash provided by financing activities decreased by $326,516 for the nine months ended September 30, 2014 compared to nine months ended September 30, 2013 due to the decrease in borrowings and payoff of existing obligations.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2014 and December 31, 2013, the Company has a working capital deficit of $1,229,065 and $861,901, and an accumulated deficit of $6,557,595 and $5,437,113. The Company’s revenues have decreased from 2013 to 2014. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

______________

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

BIOCORRX, INC.

Date: November 10, 2014	By:	/s/ Kent Emry
Kent Emry
Chief Executive Officer and Director

Date: November 10, 2014	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director

