Form 10-K
period 2014-12-31
BioCorRx Inc.
filed 2015-03-31
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.1245 per share on the (Over the Counter Bulletin Board) of the registrant as of June 27, 2014: $17,674,580.

As of March 31, 2015, there were 149,134,501 shares of registrant’s common stock outstanding.

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

In this Annual Report on Form 10-K, the terms “we”, “our”, and “us” refer to BioCorRx Inc. (“BioCorRx”) and our wholly owned subsidiary, Fresh Start Private, Inc. (FSP).

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of FSP, the principal business of the Company originally was to develop “green” renewable fuel sources for agricultural operations, specifically biodiesel. On July 26, 2010, we filed an amendment to our Articles of Incorporation changing our name to Fresh Start Private Management, Inc. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcoholism and opioid addiction treatment through our Start Fresh Program.

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

Business Overview

Through our wholly owned subsidiary, we distribute and license the Start Fresh Program for alcoholism and opioid addiction treatment headquartered in Santa Ana, California. We were established in January 2010 and are currently operating in Santa Ana, California. We developed the Start Fresh Program for the treatment of alcoholism and opioid addiction consisting of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with life coaching sessions (14-16 sessions on average but not limited to) from specialized life coaches and/or counselors.

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital.

The Start Fresh Program

We have developed and own the rights to an innovative alcoholism and opioid addiction treatment program, called Start Fresh Program, that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends. We have been operating for approximately 60 months and over 500 patients have been treated with our program since we began operating. Currently, about 2 to 3 patients per week are being treated with our program. This number fluctuates depending on clinic(s) current advertising. The addiction treatment services reported cost is an average of $22,000 per patient and a portion is sometimes covered by insurance. This amount varies due to many factors, the major ones being, type of insurance policy and patients out of network deductibles. In addition, there are the service provider expenses, and surgery center costs (if not done in the medical provider’s office). Services are also provided to cash patients, by licensed clinics, at discounted rates due to financial difficulties.

The Start Fresh Program is a comprehensive addiction program which includes life coaching and/or counseling (14-16 sessions on average but not limited to), coupled with a Naltrexone Implant. The implant is specifically compounded with a prescription from a medical doctor for each individual’s psycho-social recovery from addiction and is designed to promote a drug and alcohol-free lifestyle. The Naltrexone Implant means a single administration, long acting Naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

Treatment Philosophy

Our alcoholism and opioid addiction treatment program empowers patients to succeed. A detailed description of our treatment philosophy is as follows:

Medical Intervention: It is essential to significantly reduce a patient’s cravings for alcohol and opioids in order to fully break the cycle of addiction. We have built our Start Fresh Program around a state-of-the-art, minimally invasive, biodegradable implant of Naltrexone. Naltrexone is an FDA-approved pharmaceutical used for the treatment of alcoholism and opioid addiction. A licensed physician surgically inserts a marble-sized pill under the skin in the lower abdomen. The pill is absorbed into the body and dissolves up to 6 to 12 months following the procedure in most patients depending on their metabolism and other factors.

Focus on Treatment: Unlike many other addiction treatment programs, we focus entirely on the treatment of alcohol and opioid addiction. It is our belief that alcohol and opioid addiction should be treated differently from addictions to other substances.

Comprehensive Approach: Alcoholism and opioid addiction is a complex disease that needs a program specifically designed to treat the body, the mind, and the spirit of an addict. We have created a comprehensive recovery program that includes state-of-the-art medical intervention, individually tailored coaching and counseling program sessions, rebuilding of the networks of family and friends, and post-treatment continuing care. Such an approach typically lasts for up to 6 to12 months from the initial surgical procedure of inserting the Naltrexone pill(s). We believe that through our comprehensive treatment method, clients will have the highest possible chances of full recovery from alcohol and opioid dependency.

Focus on Family and Friends: We believe that the attention from family and friends are the most important elements in the treatment of alcohol and opioid addiction. The program makes family and friends an essential element of the patients’ recovery and asks that they play an important role in both the initial treatment phase and in the long-term recovery process.

Program Description

We offer a comprehensive and highly effective alcohol and opioid addiction treatment program. Our proprietary program is designed to offer treatment and healing to both the body and the mind of an addict. Our alcoholism and opioid addiction treatment program is a two-part program that includes: (i) the insertion of a Naltrexone Implant that is believed to reduce physical cravings of alcohol and opioids by a trained physician; and (ii) life coaching and/or counseling that focuses on the mental addiction of alcoholism and opioid addiction. The following is a detailed description of our alcohol treatment program.

Naltrexone Implant: Our unique program has reduced physical cravings for numerous patients suffering from alcoholism and opioid addiction. Our implant is believed to reduce cravings for up to 6 to 12 months in most patients depending on their metabolism and other factors. During this time, the program focuses on addressing the mental dependence on alcohol and opioids. The implant device is a Naltrexone pill that is the size of a marble and inserted via an outpatient surgical procedure into the lower abdomen of the patient. The Naltrexone pill will be absorbed by the body over several months and will automatically dissolve and not need to be removed.

All procedures to place the Naltrexone tablet into patients are performed at several independently owned and licensed clinics locations. There are fourteen licensed clinics throughout Corona, Santa Ana, Walnut Creek, and Fresno, CA, Scottsdale, AZ, Omaha, NE, Oklahoma City, OK, Plano, TX, Atlanta, GA, Skokie, IL, Washington D.C., North Hartford and Norwalk, CT, Las Vegas, NV that exclusively offer the Start Fresh Program. Addresses of all independently owned clinics offering our program are available on our website www.biocorrx.com. The procedures are performed by a licensed medical physician.

The Naltrexone implant is produced by select compounding pharmacies contracted by Trinity Compound Solutions, Inc. We entered into an exclusive license dated September 7, 2010 (the “License Agreement”) with Trinity Compound Solutions, Inc. (formerly known as Trinity Rx Solutions, LLC) (“Trinity”). In accordance with the terms and provisions of the License Agreement, Trinity shall provide to us access to the Naltrexone implant that has been designed for alcoholism and opioid addiction. As consideration for the License Agreement, the Company has issued 5,672,250 shares of our common stock (which was equal to 7.5% of the total shares outstanding at the time of the execution of the agreement) and a payment of $600 for each prescription requested by us.

A copy of the License Agreement with Trinity is incorporated herein by reference and was filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011. The description of the transaction contemplated by such License Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit filed therewith and incorporated herein by reference.

The Naltrexone implant is two small tablets that are inserted beneath the skin in the subcutaneous fat located in the lower abdomen. The implant procedure is an outpatient procedure that takes approximately 30 minutes. A local anesthetic is administered when the tablets are implanted and the patient is free to leave the clinic and return to normal activities within a few hours of the procedure. The tablets are biodegradable and will gradually dissolve in the human body. The tablets contain a drug called Naltrexone, which has been shown to block receptors in the brain that crave alcohol and opioids. Naltrexone is an FDA approved medication and all patients are required to obtain a prescription for the drug from a medical doctor. The doctors employed by the licensed clinics are responsible for evaluating the patients, determining if the patient is a candidate and, if so, writing the prescription. The prescription is then presented to compounding pharmacies contracted by Trinity that produce the tablet using Naltrexone as the core ingredient.

Once the tablet is implanted in the patient, they are usually free to return to work on the next business day and will be contacted by a life coach and/or counselor within the next 2 to 3 days to begin coaching and/or counseling sessions.

Start Fresh Program Coaching and Counseling: We developed a coaching and counseling program to assist patients in treating their dependence on alcohol and opioids. Within one week of receiving the Naltrexone implant, each patient will be contacted by a life coach and/or counselor and will schedule an initial meeting. This life coach and/or counselor will counsel the patient for the next 6 to 12 months following the implant to help them cope with and eliminate their dependence on alcohol and/or opioids. Each patient receives 14-16 1-hour sessions with a life coach and/or counselor.

As part of the life coaching and/or counseling service, life coach(es)/counselors focus on bringing family and friends into the recovery process. This provides emotional support for patients and allows them to understand that they have people that care for them and want them to remain sober.

The final part of the life coaching and/or counseling is remaining in contact with patients after the 12 month period of direct coaching and/or counseling is over. Contact with patients is encouraged after the procedure and life coaching and/or counseling is completed to ensure that clients maintain their sobriety and remain fully committed to sober living.

Marketing Strategy

We have and will continue to use a variety of advertising and marketing channels to increase our exposure and awareness to prospective patients about our Start Fresh Program. In addition to word of mouth from patients, we are focusing advertising on the radio, television and via the internet.

Competition

We offer a unique, proprietary treatment plan for alcoholism and opioid addiction. However, there are many services and clinics that already provide support for addiction. There are rehabilitation and treatment centers within close proximity to our offices that provide alcohol and opioid addiction treatment and detoxification services. Some of these centers are also much cheaper and some offer free support for alcoholics. This puts us at a competitive disadvantage. We, however, hope to distinguish ourselves from our competition by proving that our product is successful and our success rate is much higher than our competitors. We intend to continue our expansion of the number of licensed clinics throughout the United States.

2014 was a pivotal year for the Company with the expansion of the number of clinics offering the Start Fresh Program. Over the course of 2015, the company is continuing the process of developing more new territories to continue expansion.

Number of clinics at the end of each quarter:

Q1, 2014 – 5 clinics offering the Start Fresh Program

Q2, 2014 – 6 clinics offering the Start Fresh Program

Q3, 2014 – 6 clinics offering the Start Fresh Program

Q4, 2014 – 10 clinics offering the Start Fresh Program

Q1, 2015 to date – 14 clinics offering the Start Fresh Program

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

Growth Strategy

We have developed a program that we believe helps patients battle their mental and physical addiction to alcohol and opioids. We are currently operating in Santa Ana, California and market nationally. We are currently considering distributing to additional locations in the United States and expect to use proceeds from the sale of stock as well as operating income to expand to these locations once we deem them viable.

Intellectual Property

We do not own any intellectual property, patents or trademarks.

Government Regulation and Approvals

All procedures need to be completed by a licensed physician or a company owned by a physician.

The Naltrexone implant does not need any approval because Naltrexone is already an FDA approved medication. Once the physician writes a prescription for Naltrexone, a pharmacist can put it into a compounded form and then administer the medication.

Other than, the necessary approvals described above, we are not aware of any other governmental regulations or approvals for any of our products.

MATERIAL AGREEMENTS

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

On April 5, 2013, the Company granted licensing rights for ten years in the State of Arizona to Kryptonite Investments LLC. In accordance with the terms and provisions of the license agreement: (i) the license shall be granted by the Company to Kryptonite Investments upon payment of $300,000 to the Company as evidenced by that certain convertible debenture agreement (the "Debenture"); and (ii) the Company shall grant to Kryptonite Investments the exclusive rights to the License to use, sell and offer for sale in the state of Arizona. Kryptonite Investments shall pay the Company a license fee, which shall be payable as either: (i) an upfront License Fee less 10% discount for total of $270,000 if paid within 30 days of date that all principal and interest is repaid by the Company for the Debenture; or (ii) payable as the licensee performs procedures to begin within 30 days of principal and interest being paid in full for the Debenture by the Company.

On July 7, 2014, the Company and Kryptonite Investments LLC entered into a Restatement of Sublicense Agreement, which fully restates material terms of agreement. The execution date of the original License Agreement shall remain the effective date of the Restatement and all obligations.

On July 31, 2013, the Company granted licensing rights perpetually in the state of Nebraska to Fresh Start Private Midwest LLC. During the term of the license agreement, the licensee shall pay to the Company on a monthly basis, the greater of $5,000 for each month of the term of the License Agreement or 20% of the revenues generated.

On September 23, 2014, the Company and Fresh Start Private Midwest LLC entered into a Restatement of Sublicense Agreement, which fully restates the material terms of the License Agreement. The execution date of the original License Agreement shall remain the effective date of the Restatement and all obligations.

On August 2, 2013, the Company granted licensing rights perpetually for the 48 most northern counties in the state of California to Fresh Start NoCal LLC and was amended in May of 2014 for an aggregate of $633,000 but no more than $1,000,000 for the up-front license fee as well as an agreed upon royalty rate of the revenues generated.

On December 13, 2013, the Company granted licensing rights for ten years in the state of Connecticut for $350,000 for the up-front license fee to JPL, LLC. During the term of the license agreement, a royalty fee equal to 10% of the revenues generated as well as an agreed upon program fee upon the order of the Counseling Programs.

On May 1, 2014, the Company entered into an amendment of the License and Access Agreement with Start Fresh Alcohol Recovery Clinic Inc. dated October 2, 2013. The agreement was amended to restate the program access fee and include procedures originating out of the city limits of Atlanta, GA.

On May 13, 2014, the Company granted licensing rights perpetually in the territory of Washington D.C. area (inclusive of Maryland, West Virginia and Virginia) and North Carolina for an up-front license fee. In order to maintain sublicense the licensee agrees to pay a program fee for a minimum of 75 programs in the Washington D.C. area and 50 programs in North Carolina by 12/31/15. Each subsequent year thereafter the minimum number of programs will increase to a minimum of 150 programs and 100 programs respectively for the remainder of the agreement.

On June 25, 2014, the Company granted licensing rights perpetually in the state of Oklahoma to Start Fresh Oklahoma, LLC for an up-front license fee. In order to maintain exclusivity the licensee agrees to pay a program fee for a minimum of 12 programs by 12/31/15. Each subsequent year thereafter the minimum number of programs will increase to a minimum of 30 programs.

On June 23, 2014, the Company granted licensing rights perpetually in the state of Minnesota to Start Fresh Minnesota, LLC for an up-front license fee. In order to maintain exclusivity the licensee agrees to pay a program fee for a minimum of 15 programs by 12/31/15. Each subsequent year thereafter the minimum number of programs will increase to a minimum of 35 programs.

On June 23, 2014, the Company granted licensing rights perpetually in the state of Missouri to Start Fresh Missouri, LLC for an up-front license fee. In order to maintain exclusivity the licensee agrees to pay a program fee for a minimum of 20 programs by 12/31/15. Each subsequent year thereafter the minimum number of programs will increase to a minimum of 45 programs.

On June 25, 2014, the Company granted licensing rights perpetually in the state of Ohio to Sobriety and Addiction Services, LLC for an up-front license fee. In order to maintain sublicense the licensee agrees to pay a program fee for a minimum of 58 programs in the territory by 12/31/15. Each subsequent year thereafter the minimum number of programs will increase to a minimum of 115 programs annually for the remainder of the agreement.

On July 16, 2014, the Company granted licensing rights perpetually in the state of Nevada to Addiction Recovery Centers, Inc. for an up-front license fee. In order to maintain sublicense the licensee agrees to pay a program fee for a minimum of 30 programs by 12/31/15. Each calendar year thereafter, the minimum shall remain 30 programs for the remainder of the agreement. With the exception of years 2016, 2017, and 2018 whereby the minimums will increase by 8 for a total of 38 programs required to be ordered and paid for annually in order to maintain sublicense.

On August 13, 2014, the Company entered into a second amendment of the License and Access Agreement with Start Fresh Alcohol Recovery Clinic Inc. dated October 2, 2013. The agreement was amended to include procedures originating out of the Metropolitan Area of Chicago, IL.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 601 North Parkcenter Drive, Suite 103, Santa Ana, California 92705, and our telephone number is (714) 462-4880. We lease this property. Our lease commenced effective July 1, 2013 for a term of three years. The base rent is $1,484 per month.

ITEM 3 – LEGAL PROCEEDINGS

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

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2014	0.195	0.082
September 30, 2014	0.155	0.089
June 30, 2014	0.195	0.090
March 31, 2014	0.310	0.105
December 31, 2013	0.120	0.012
September 30, 2013	0.026	0.025
June 30, 2013	0.038	0.036
March 31, 2013	0.055	0.041

As of March 31, 2015, 149,134,501 shares of our common stock were issued and outstanding.

Holders

As of March 31, 2015, there were approximately 110 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan, the BioCorRx, Inc. 2014 Stock Option Plan (the “Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

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

2014 Stock Option Plan

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 under which an aggregate of 20,000,000 of our shares may be issued.

During fiscal year ended December 31, 2014, we granted an aggregate 15,000,000 Stock Options to our officers and directors.

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

Registration Statement

We filed a registration statement on Form S-8 dated November 19, 2014 (the “Registration Statement”) registering an aggregate of 20,000,000 shares of our common stock underlying the Stock Options. We granted an aggregate of 15,000,000 Stock Options as registered under the Registration Statement.

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

Business Overview

We are a healthcare solutions company and developer of the Start Fresh Program headquartered in Santa Ana, California. We were established in January 2010 and currently operating in Santa Ana, California. The Company’s current treatment program is called the Start Fresh Program. On January 7, 2014 we changed our name to BioCorRx Inc. to take advantage of unique branding of our Start Fresh Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital.

The Start Fresh Program is an alcoholism and opioid addiction treatment program comprised of two parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the drug, Naltrexone (implanted under the skin) (the “Implant”) which reduces alcohol cravings over a period of time which typically is longer than other formulations or means of injection of the drug Naltrexone; and (2) uniquely and specifically structured, intensive one on one life coaching and/or counseling program developed by BioCorRx, Inc. (the “Coaching Program”).

BioCorRx, Inc. has been granted an exclusive license to the proprietary implant by its developer. The license allows BioCorRx to license to physicians and medical groups experienced in treating alcoholism and opioid addiction dependency the right to order the proprietary implant from the compounding pharmacies that have been licensed and trained to make the implant by its developer. It also allows BioCorRx to sub-license the implant access to territories in the U.S. and abroad.

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

BioCorRx has issued several license agreements to several unrelated third parties involving the establishment of alcoholism rehabilitation and treatment centers and creating certain alcoholism rehabilitation programs. The Company has continued to expand its operations in 2014 through the licensing and distribution opportunities of its Start Fresh Program. The fourteen locations now offering the Start Fresh Program are in Arizona, California, Nebraska, Nevada, Oklahoma, Texas, Illinois, Georgia, Washington D.C. and Connecticut. The Company’s current focus will continue on expansion to more territories across the United States, branding of the Start Fresh Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation services to clients nationwide as it expands its network of licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	2014	2013
Revenues	$1,170,922	$714,962
Total Operating Expenses	(4,223,497)	(3,215,327)
(Loss) gain on settlement of debt	-	25,100
Net Interest Expense	(352,799)	(310,043)
Gain (Loss) on change in derivative liability	277,594	(1,051,254)
Income taxes	-	(1,600)
Net Loss	$(3,127,780)	$(3,838,522)

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Revenues

Revenues for the year ended December 31, 2014 were $1,170,922 compared with $714,962 for the year ended December 31, 2013, reflecting an increase of 64%. Advertising promoting the Company’s program for the year ended December 31, 2014 and 2013 were $192,672 and $36,053, respectively, reflecting an increase of 434%, which reflects positively in our revenue increase.

The increase in revenue is directly related to the Company’s focus on licensing and distribution efforts with revenues showing consistency throughout each quarter in 2014.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2014 and 2013 were $4,223,497 and $3,215,327 reflecting an increase of 31%. Cost of implants and other direct costs for the year ended December 31, 2014 were $220,959 compared with $160,187 for the year ended December 31, 2013, reflecting an increase of 38%. Cost of implants and other direct costs have decreased as a percentage of sales (from 22% to 18%) because of the new variation of the licensing and distribution revenue model.

 In comparing our selling, general and administrative expenses for the year ended December 31, 2013 to December 31, 2014, consulting fees increased from $671,892 to $899,035, accounting fees decreased from $92,159 to $87,800, advertising increased from $36,053 to $192,672, and rent decreased from $30,195 to $17,586. In addition, we incurred $1,989,191 as stock based compensation in 2014 compared to 897,400 in 2013.

Interest Expenses

Net interest expense for the year ended December 31, 2014 and 2013 were $352,799 and $310,403, respectively, reflecting additional costs incurred from our 2013 borrowings.

Income taxes

Income taxes for the year ended December 31, 2014 and 2013 were $-0- and $1,600, respectively.

Net Loss

For the year ended December 31, 2014, the Company experienced a loss of $3,127,780 compared with a net loss of $3,838,522 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of approximately $53,120. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2014	2013

Net cash provided by operating activities	$167,669	$103,458
Net cash used in investing activities	(32,891)	(34,721)
Net cash (used in) provided by financing activities	(190,224)	33,827
Net (decrease) increase in cash	(55,446)	102,564
Cash, beginning of period	108,566	6,002
Cash, end of period	$53,120	$108,566

Currently we have no material commitments for capital expenditures as of the end of the year ending December 31, 2014. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2014, the company entered into six separate licensing and distribution agreements whereby the Company received up-front licensing fees which allowed for sufficient cash flow to maintain operations. We believe that the current licensing and distribution business model will create a steady revenue stream by which sufficient cash flows can be maintained while the Company continues its growth and expansion.

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

Net Cash provided in operating activities increased by $64,211 for the year ended December 31, 2014 compared to 2013 primarily due to the Company’s ability to increase its cash flow from earned revenue that is directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities decreased by $1,830 for the year ended December 31, 2014 compared to of 2013 primarily due to reduction in purchasing of assets.

Net Cash Flow From Financing Activities

Net cash provided by financing activities decreased by $224,051 for the year ended December 31, 2014 compared to 2013 due to the decrease in borrowings and payoff of existing debt.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2014 and December 31, 2013, the Company has a working capital deficit of $1,724,636 and $861,901, and an accumulated deficit of $8,564,893 and $5,437,113. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Revenue Recognition and Deferred Revenue

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

The Company licenses - technology to customers under licensing agreements that allow those customers to utilize the technology in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s technology and additional royalties on covered services. Revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Under these license agreements, the Company receives an initial non-refundable license fee and in some cases, additional running royalties. Generally, the Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of its performance under the other elements of the arrangement. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the expected economic life of the related contract.

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

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”). The Company’s convertible debt and warrants have variable conversion rates or reset provisions which prohibit the Company from determining the number of shares needed to settle the conversion of the debt.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCORRX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BioCorRx Inc.

We have audited the accompanying consolidated balance sheet of BioCorRx Inc. (the "Company") as of December 31, 2014 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

New York, New York

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BioCorRx, Inc. (formerly Fresh Start Private Management, Inc.)

We have audited the consolidated balance sheet of BioCorRx, Inc. (formerly Fresh Start Private Management, Inc.) as of December 31, 2013, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCorRx, Inc. (formerly Fresh Start Private Management, Inc.) as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kling & Pathak LLP

Cerritos, California

April 11, 2014

BIOCORRX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$53,120	$108,566
Accounts receivable, net	78,500	299,220
Accounts receivable, other	-	15,000
Prepaid expenses	81,745	52,610
Total current assets	213,365	475,396

Property and equipment, net	6,194	8,845

Other assets:
Prepaid expenses, long term	95,054	28,707
Accounts receivable, long term	-	44,359
Licensing agreement, net	3,705,870	3,838,223
Deposits, long term	62,738	30,334
Total other assets	3,863,662	3,941,623

Total assets	$4,083,221	$4,425,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $403,357 and $509,528, respectively	$776,253	$957,786
Deferred revenue, short term	729,860	192,870
Settlement payable	220,000	-
Advances from lenders	-	95,599
Notes payable, short term portion	74,823	-
Notes payable, net of debt discount, related party	137,065	116,042
Total current liabilities	1,938,001	1,362,297

Long term debt:
Deferred revenue, long term	1,187,166	741,723
Convertible notes payable, net of debt discount	-	601,328
Notes payable, long term portion	449,256	-
Notes payable, net of debt discount, related party	103,795	190,888
Warrant liability	98,702	287,731
Derivative liability	-	1,019,103
Total long term debt	1,838,919	2,840,773

Total liabilities	3,776,920	4,203,070

Stockholders' equity:
Preferred stock, no par value; 80,000 designated; 80,000 and -0- shares issued and outstanding as of December 31, 2014 and 2013, respectively	16,000	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 146,134,501 and 127,343,501 shares issued and outstanding as of December 31, 2014 and 2013, respectively	146,135	127,344
Common stock subscribed	100,000	100,000
Additional paid in capital	8,609,059	5,432,563
Accumulated deficit	(8,564,893)	(5,437,113)
Total stockholders' equity	306,301	222,794

Total liabilities and stockholders' equity	$4,083,221	$4,425,864

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Revenues, net	$1,170,922	$714,962

Operating expenses:
Cost of implants and other costs	220,959	160,187
Selling, general and administrative	3,867,047	2,919,625
Depreciation and amortization	135,491	135,515
Total operating expenses	4,223,497	3,215,327

Net loss from operations	(3,052,575)	(2,500,365)

Other income (expenses):
Gain on settlement of debt	-	25,100
Interest expense, net	(352,799)	(310,403)
Gain (loss) on change in fair value of derivative liability	277,594	(1,051,254)

Loss before income taxes	(3,127,780)	(3,836,922)

Income taxes	-	1,600

Net loss	$(3,127,780)	$(3,838,522)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	138,876,761	117,381,720

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
TWO YEARS ENDED DECEMBER 31, 2014 AND 2013

					Common	Additional
	Preferred stock		Common stock		stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, December 31, 2012	-	$-	100,768,501	$100,769	$100,000	$4,234,758	$(1,598,591)	$2,836,936
Common stock issued for services rendered	-	-	15,800,000	15,800	-	223,048	-	238,848
Common stock issued in connection with the exercise of options	-	-	9,000,000	9,000	-	126,000	-	135,000
Common stock issued in legal settlement	-	-	100,000	100	-	2,900	-	3,000
Common stock issued in connection with notes payable	-	-	1,675,000	1,675		66,481	-	68,156
Common stock issuable in connection with note payable	-	-	-	-	-	52,138	-	52,138
Stock based compensation	-	-	-	-	-	187,600	-	187,600
Fair value of vested options	-	-	-	-	-	539,638	-	539,638
Net loss	-	-	-	-	-	-	(3,838,522)	(3,838,522)
Balance, December 31, 2013	-	-	127,343,501	127,344	100,000	5,432,563	(5,437,113)	222,794
Common stock issued, accrued in 2013	-	-	4,805,000	4,805	-	(4,805)	-	-
Common stock issued in connection with the exercise of options	-	-	11,550,000	11,550	-	165,950	-	177,500
Common stock issued for services rendered	-	-	1,620,000	1,620	-	264,276		265,896
Common stock issued as payment of interest	-	-	100,000	100	-	17,900	-	18,000
Common stock issued in connection with licensing fee	-	-	716,000	716	-	88,784	-	89,500
Preferred stock issued for services rendered	80,000	16,000	-	-	-	-	-	16,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	800,987	-	800,987
Reclassify fair value of warrant liability upon exchange to equity warrant	-	-	-	-	-	129,551	-	129,551
Fair value of warrants issued in connection with licensing fee	-	-	-	-	-	24,558	-	24,558
Stock based compensation	-	-	-	-	-	300,000	-	300,000
Fair value of vested options	-	-	-	-	-	1,389,295	-	1,389,295
Net loss	-	-	-	-	-	-	(3,127,780)	(3,127,780)
Balance, December 31, 2014	80,000	$16,000	146,134,501	$146,135	$100,000	$8,609,059	$(8,564,893)	$306,301

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,127,780)	$(3,838,522)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization	135,491	135,514
Provision for doubtful accounts	274,698	720,805
Amortization of debt discount	212,399	134,607
Gain on settlement of debt	-	(25,100)
Stock based compensation	1,989,191	897,400
Change in fair value of derivative liabilities	(277,594)	1,051,254
Changes in operating assets and liabilities:
Accounts receivable	5,381	50,168
Prepaid expenses and other current assets	576	(3,315)
Accounts payable and accrued expenses	208,326	505,582
Income taxes payable	-	(1,600)
Settlement payable	220,000	-
Due to factor	-	(154,990)
Deferred revenue	526,981	631,655
Net cash provided by operating activities	167,669	103,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisition deposit	(32,404)	(25,000)
Payment of long term deposit	-	(3,056)
Purchase of equipment	(487)	(6,665)
Net cash used in investing activities	(32,891)	(34,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	76,750	328,480
Proceeds from exercise of options	5,000	-
Repayments of convertible notes payable	-	(58,000)
Repayments of notes payable	(45,079)	(174,999)
Repayments of advances from lenders	(95,599)	(4,401)
Net repayments of notes payable, related party	(131,296)	(57,253)
Net cash (used in) provided by financing activities	(190,224)	33,827

Net (decrease) increase in cash	(55,446)	102,564
Cash, beginning of the period	108,566	6,002

Cash, end of period	$53,120	$108,566

Supplemental disclosures of cash flow information:
Interest paid	$21,493	$119,648
Taxes paid	$-	$1,600

Non-cash financing activities:
Common stock issued for exercise of options paid by amounts due to the option holders of the Company	$172,500	$135,000
Common stock issued in settlement of outstanding accounts payable	$-	$3,000
Fair value of warrants issued for licensing fees	$24,558	$-
Common stock issued for licensing fees	$89,500	$-
Convertible notes payable and accrued interest exchanged for licensing rights	$609,368	$-
Reclassify fair value of debt derivative at payoff of note payable	$800,987	$-

See the accompanying notes to the consolidated financial statements

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – BUSINESS AND RECAPITALIZATION

BioCorRx Inc. through its wholly owned subsidiary Fresh Start Private, Inc. provides an innovative alcoholism and opioid treatment program that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, a singular focus and a comprehensive approach, and a focus on family and friends.

On January 7, 2014, the Company changed its name from Fresh Start Private Management, Inc. to BioCorRx Inc. In addition, effective February 20, 2014, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CEYY to BICX.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the “Company” or “BioCorRx”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company licenses technology to customers under licensing agreements that allow those customers to utilize the technology in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company’s patented and additional royalties on covered services. Revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Under these license agreements, the Company receives an initial non-refundable license fee and in some cases, additional running royalties. Generally, the Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of its performance under the other elements of the arrangement. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the expected economic life of the related contract.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of revenue recognition, long lived assets, stock-based compensation, and the fair value of other equity and debt instruments.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $109,500 and $659,850 as of December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of December 31, 2014, potentially dilutive shares issuances were comprised of warrants and stock options. As of December 31, 2013, potentially dilutive shares issuances were comprised of convertible notes payable, warrants and vested stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2014 and 2013, as they would be anti-dilutive:

	December 31,
	2014	2013
Shares underlying options outstanding	15,350,000	11,750,000
Shares underlying warrants outstanding	2,630,000	2,430,000
Shares underlying convertible notes outstanding	-	1,620,000
	17,980,000	15,800,000

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $192,672 and $36,053 as advertising costs for the years ended December 31, 2014 and 2013, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

As of December 31, 2014, there were 15,000,000 employee and 350,000 non-employee stock options were outstanding with15,000,000 and 338,000 options vested and exercisable, respectively. As of December 31, 2013, 9,000,000 and 2,750,000 employee and non-employee stock options were outstanding, respectively, with 3,000,000 and 2,750,000 options vested and exercisable, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2014 and 2013, the Company has not recorded any unrecognized tax benefits.

Reclassifications

Certain reclassifications have been made to the prior years’ data to conform to the current year presentation. These reclassifications had no effect on reported income (losses).

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014. The impact of ASU 2014-08 is dependent upon the nature of dispositions, if any, after adoption.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s consolidated financial statements.

In July 2014, the Company adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax position. The adoption of ASU 2013-11 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial statements.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 3 – GOING CONCERN MATTERS

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $8,564,893, total current liabilities in excess of current assets (working capital deficiency) of $1,724,636 and minimum cash flow from operations at December 31, 2014 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2014 and 2013:

	2014	2013
Office equipment	$15,137	$14,649
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,237
Less accumulated depreciation	(31,531)	(28,392)
	$6,194	$8,845

Depreciation expense charged to operations amounted to approximately $3,138 and $3,162, respectively, for the years ended December 31, 2014 and 2013.

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization of the year ended December 31, 2014 and 2013 was $132,353 and $132,353, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

At December 31, 2014, the Company’s management performed an evaluation of its intangible assets (licensing rights) for purposes of determining the implied fair value of the assets at December 31, 2014. The test indicated that the recorded book value of its licensing rights did not exceed its fair value for the year ended December 31, 2014 as determined by discounted future cash flows. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Estimated future amortization expense as of December 31, 2014 is as follows:

2015	$132,353
2016	132,353
2017	132,353
2018	132,353
2019 and thereafter	3,176,458
Total	$3,705,870

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

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of December 31, 2014 and 2013 was $1,917,026 and $934,593, respectively.

NOTE 7 – ADVANCE FROM LENDERS

During the year ended December 31, 2012, the Company received an aggregate of $885,000 of net proceeds in connection with the expected issuance of convertible debt. As of December 31, 2013, $95,599 of the notes have yet to be executed and finalized or refunded. During the year ended December 31, 2014, the Company paid an aggregate of $134,968 in full settlement of the outstanding balance and accrued interest.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

NOTE 9 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013(See Note 10) and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of December 31, 2014 was $524,079.

NOTE 10 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

On July 7, 2014, the Company exchanged the convertible debentures and warrants for unsecured promissory notes and accrued interest and 1,275,000 warrants with an exercise price of $0.25 per share for five years. (See Note 9)

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

At July 7, 2014, the Company determined the fair value of the embedded derivatives relating to previously issued convertible debentures and warrants of $432,398 and $129,551, respectively. The fair values were determined using the Binominal Option Pricing Model with the following assumptions: contractual terms of 1.75 to 3.75years, an average risk free interest rate of 0.52% to 1.00%, a dividend yield of 0%, and volatility of 217.48%. The aggregate fair values determined of $561,949 was reclassified to equity.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 and 2013 was $111,641 and $36,493, respectively, which was accounted for as interest expense.

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

During the year ended December 31, 2014, the Company paid $35,000 outstanding convertible notes. In addition, the remaining notes in aggregate of $350,000 and accrued interest were exchanged for licensing rights for the State of Ohio (See Note 6 above). At the date(s) of payoff or exchange, the Company determined fair value of the embedded derivatives of $324,239, using the Binominal Option Pricing Model with the following assumptions: contractual terms of 2 to 3 years, an average risk free interest rate of 0.39% to 0.48%, a dividend yield of 0%, and volatility of 205.71% to 232.90%, was reclassified to additional paid in capital.

The charge of the amortization and write off (upon payoff or conversion) of debt discounts and costs for the year December 31, 2014 and 2013 was $97,031 and $32,051, respectively, which was accounted for as interest expense.

As of December 31, 2014, there are no outstanding convertible debentures. The Company recorded a gain (loss) on change in fair value of debt derivative liabilities of $218,116 and $(862,584) for years ended December 31, 2014 and 2013, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

As described in Notes 9 and 10, above, on July 7, 2014, the Company exchanged previously issued warrants that contained certain reset provisions with warrants without these provisions. At the date of the exchange, the Company reclassified the determined fair value of $129,551 from liability to equity. The fair values were determined using the Binominal Option Pricing Model with the following assumptions: contractual terms of 3.75 years, an average risk free interest rate of 1.00%, a dividend yield of 0%, and volatility of 217.48%.

The Company recorded a gain (loss) on change in fair value of warrant liability of $59,478 and $(188,670) for the year ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the fair value of the remaining 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 206.84%, (3) weighted average risk-free interest rate of 1.10%, (4) expected life of 3.51 years, and (5) estimated fair value of the Company’s common stock of $0.091 per share.

At December 31, 2014, the warrant liability valued at $98,702, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2014 and 2013, the Company received advances from Jorge Andrade, director, Scott Carley, and Neil Muller, President as loans from related parties. The loans are payable on demand and without interest.

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013. During the year ended December 31, 2014, the Company has paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company is to issue 950,000 (as amended) of its common stock.

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of December 31, 2014 is $163,610 with unamortized debt discount of $5,385.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of December 31, 2014 and 2013, the Company had 80,000 shares and -0- shares of preferred stock issued and outstanding.

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

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $0.001 per share. As of December 31, 2014 and 2013, the Company had 146,134,501 shares and 127,343,501 shares of common stock issued and outstanding.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

In November 2014, the Company issued 50,000 shares of its common stock in connection with the exercise of non-employee stock options exercised at $0.10 per share.

In November 2014, the Company issued an aggregate of 645,000 shares of its common stock for services rendered valued at $75,688 based on the underlying market value of the common stock at the date of issuance.

As of December 31, 2014, the Company is obligated to issue 3,000,000 shares of its common stock in connection with past services rendered of $300,000. The fair value, determined by the underlying market value of the common stock at the date of obligation, was recorded in the current period operations.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 14 – STOCK OPTIONS AND WARRANTS

Employee Options

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

On November 17, 2014, the Company ratified, confirmed and approved the granting of 2014 stock options of 5,000,000 each to Brady Granier, Lourdes Felix and Neil Muller, officers and directors of the Company (in aggregate of 15,000,000 options) under the Company’s 2014 Stock Option Plan. The issued options are exercisable immediately at $0.10 per share for five years.

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2014 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	15,000,000	4.88	$0.10	15,000,000	$0.10

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	9,000,000	$0.015
Granted	9,000,000	0.015
Exercised	(9,000,000)	0.015
Expired
Outstanding at December 31, 2013	9,000,000	$0.015
Granted	15,000,000	0.100
Exercised	(9,000,000)	(0.015)
Expired	-	-
Outstanding at December 31, 2014	15,000,000	$0.100

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

As described above, on November 17, 2014, the Company granted 15,000,000 options to purchase the Company’s common stock at an exercise price of $0.10 per share for five years to officers and directors with immediate vesting on November 17, 2014. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 209.42% and risk free rate of 0.96%.

During the years ended December 31, 2014 and 2013, the Company issued each year an aggregate of 9,000,000 shares of its common stock in connection with the exercise of employee stock options exercised at $0.015 per share. The above employee options were exercised by offsetting compensation accrued each year totaling $135,000.

The Company recorded $1,355,048 and $307,281 as employee stock compensation expense for the years ended December 31, 2014 and 2013, respectively.

The intrinsic value of the vested non- employee stock options as of December 31, 2014 was $-0- based on the Company’s stock price of $0.091 per share at December 31, 2014. The intrinsic value of the vested employee stock options as of December 31, 2013 was $945,000 based on the Company’s stock price of $0.12 per share at December 31, 2013.

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

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2013 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	200,000	3.77	$0.10	200,000	$0.10
0.20	150,000	4.19	0.20	138,000	0.20
	350,000	3.95	0.14	338,000

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	-	$-
Granted	2,750,000	0.015
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013	2,750,000	0.015
Granted	150,000	0.20
Exercised	(2,550,000)	0.017
Expired	-	-
Outstanding at December 31, 2014	350,000	$0.14

On March 10, 2014, the Company ratified, confirmed and approved the granting of 2014 stock options in aggregate of 150,000 to the Company’s advisory board representing five individuals under the Company’s 2012 Stock Option Plan. The issued options are exercisable 52% immediately and remainder at 6,000 per month (12 months) at $0.20 per share for five years.

In November 2014, the Company issued 50,000 shares of its common stock in connection with the exercise of non-employee stock options exercised at $0.10 per share.

During the years ended December 31, 2014, 2,500,000 non-employee stock options were exercised at a weighted average price per share of $0.017. The above non-employee options were exercised by offsetting the amount due to the consultants totaling $37,500.

The assumptions used in the valuation of stock options granted during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Risk-free interest rate	1.07% to 1.73%	1.39% to 1.75%
Expected term of option	3.8 to 5.00 years	4.8 to 5.0 years
Expected stock price volatility	205.83% to 226.04%	237.24% to 240.94%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.

The intrinsic value of the vested non- employee stock options as of December 31, 2014 was $-0- based on the Company’s stock price of $0.091 per share at December 31, 2014.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.25	1,475,000	3.94	$0.25	1,475,000	3.94
1.00	1,155,000	3.51	1.00	1,155,000	3.51
$0.58	2,630,000	3.75	$0.58	2,630,000	3.75

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	-	$-
Issued	2,430,000	1.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2013	2,430,000	$1.00
Issued	1,475,000	0.25
Exercised	-	-
Canceled	(1,275,000)	(1.00)
Outstanding at December 31, 2014	2,630,000	$0.58

As described in Note 10, above, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 2,430,000 shares of the Company’s common stock at an initial exercise price of $1.00 per share for five years. The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company’s common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company’s common stock. On July 7, 2014, the Company exchanged 1,275,000 warrants with an initial exercise price of $1.00 containing certain reset provisions with 1,275,000 warrants exercisable at $0.25 per share for five years.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the year ended December 31, 2014 and 2013, the Company incurred $56,250 and $227,360 as consulting fees, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $169,101 and $162,850, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the year ended December 31, 2014 and 2013, the Company incurred $75,000 and $77,794, respectively, as consulting fees and expense reimbursements. As of December 31, 2014 and 2013, there was an unpaid balance of $60,675 and $142,459, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the year ended December 31, 2014 and 2013, the Company incurred $75,000 and $125,000 as consulting fees, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $100,260 and $105,390, respectively.

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the year ended December 31, 2014 and 2013, $75,000 and $91,940 in consulting fees were incurred, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $45,196 and $72,640, respectively.

The Company has an arrangement with Kent Emry, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For year ended December 31, 2014 and 2013, $65,625 and $7,000 in consulting fees were incurred, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $28,125 and $26,189, respectively.

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

Aggregate maturities of long-term debt as of December 31, 2014 are as follows:

For the twelve months ended December 31,	Amount
2015	$211,888
2016	547,775
2017	10,660
Total	$770,323

Employment and consulting agreements

On September 9, 2013, the Company entered into an employment agreement with Kent Emry for the full time position of Chief Executive Officer of the Company for 12 months with automatic renewals. Compensation at $200,000 per annum with employee stock options to purchase 6,000,000 shares of the Company’s common stock (See Note 14).

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

On June 30, 2014, each of Felix and Granier entered into an amendment to the Executive Agreements (the “Amendments”), which provide that each of Felix and Granier shall receive three percent (3%) of the Company’s gross margin of sales of then-current healthcare products, devices and/or modifications thereto thereafter for a period of fifteen years following the Termination Date, as defined in the Executive Agreements. The Amendments were approved by the unanimous consent of the disinterested directors of the Company in accordance with the requirements of the Nevada Revised Statutes. As of December 31, 2014, $174,582 was paid in connection with this agreement.

On December 1, 2013, the Company entered into an agreement with Mark Tannaz whereby Tannaz will provide pharmaceutical sales recruiting services. The remuneration for the services shall be 100,000 shares of the Company’s common stock. The term of the agreement is at will. The Company charged the fair value of earned portion of the stock obligation of $8,900 to operations in 2013.

On December 1, 2013, the Company entered into an agreement with Jim Markel whereby Markel will advise on a health care and sales. The remuneration for the services shall be 350,000 shares of the Company’s common stock. The term of the agreement is at will. The Company charged the fair value of earned portion of the stock obligation of $31,150 to operations in 2013.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

In 2013 and 2014, the Company entered into an agreements with five individuals to serve as an advisory board to the Company. The remuneration for the services shall be 50,000 each options to purchase the Company’s common stock each year. The term of the agreement is at will. See Note 14 above.

On July 1, 2014, the Company entered into an agreement with Maximum Harvest LLC whereby Maximum Harvest LLC will advise on marketing and sales development. The remuneration for the services shall be $3,000 per month and 330,000 shares of the Company’s common stock (as extended). The initial term of the agreement is for three months, subsequently extended. The Company charged the fair value of the stock obligation of $34,155 to operations in 2014.

On September 11, 2014, the Company entered into an agreement with Smallcapvoice.com whereby Smallcapvoice will provide general corporate consulting services. The remuneration for the services shall be $2,500 per month and 75,000 shares of the Company’s common stock. The agreement expires December 31, 2014. The Company charged the fair value of the stock obligation of $7,733 to operations in 2014.

On October 1, 2014, the Company entered into an agreement with Troy Emry whereby Emry will create written policy and procedure manuals for use by the company and any current or future subsidiaries. The remuneration for the services shall be 400,000 shares of the Company’s common stock. The agreement is expires September 30, 2015. The Company charged the fair value of the stock obligation of $50,000 to operations in 2014.

On November 20, 2014, the Company entered into an agreement with Joel B. Singer MD whereby Dr. Singer will create documented protocol specific to surgical techniques . The remuneration for the services shall be 50,000 shares of the Company’s common stock. The agreement is for twelve months, unless terminated earlier. The Company charged the fair value of the stock obligation of $5,325 to operations in 2014.

On December 3, 2014, the Company entered into an agreement with EROI, LLC whereby EROI will provide strategic assistance in obtaining capital for acquisition of a management company and develop plans thereafter . The remuneration for the services shall be an aggregate of 9,000,000 shares of the Company’s common stock, of which, 6,000,000 shares will be issued upon milestone completion, plus $30,000 per month, paid by the management company upon acquisition, and with ownership percentage of acquired management company. The agreement has open to service terms. The Company charged the fair value of the stock obligation of $300,000 to operations in 2014.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

As of December 31, 2014, the above described acquisition has not closed. The total aggregate payments of the $57,404 and $25,000 in refundable deposits is reflected in the Company’s balance sheet as short term deposits as of December 31, 2014 and December 31, 2013, respectively.

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

On June 3, 2014, the Company entered into a settlement agreement to pay the plaintiff in increments through October 31, 2015 in exchange for dismissal of all pending litigation and termination of all prior and current agreements. . Under the confidentiality clause of the settlement agreement the parties are prohibited from disclosing settlement amounts.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2014.

Uncertain Tax Positons

The Company uses a number of independent contractors in our operations in which it does not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. As of December 31, 2014 and 2013, the Company has reviewed the various independent contractor relationships and has determined to not accrue any additional liabilities related to the above contingency.

NOTE 17 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2014 included 21% and 15% (aggregate of 36%) from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2013 included an aggregate of 26% from one customer of the Company’s total revenues.

Three customers accounted for 65%, 16% and 10% of the Company’s total accounts receivable at December 31, 2014; and one customer accounted for 17% of total accounts receivable at December 31,2013.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 18 – INCOME TAXES

The components of the income tax provisions for 2014 and 2013 are as follows:

	2014	2013
Current provision:
Federal	$-	$-
State	-	1,600

Deferred benefit:
Federal	(639,913)	(946,991)
State	(112,926)	(246,076)
	(752,839)	(1,193,068)
Change in valuation allowance	752,839	1,193,068
Total Provision	$-	$1,600

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 34% consisted of the following:

	2014	2013
Provision at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.8%	5.8%
Nondeductible and other items	(8.9%)	(8.8%)
Change in valuation allowance	(25.9%)	(31.1%)
Total	(0.0%)	(0.1%)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$1,427,000	$1,239,529
Share-based compensation	783,494	86,806
Accrual to cash	384,886	622,243
Other	65,418	11,297
Total deferred tax assets	2,660,800	1,959,875
Valuation allowance	(2,521,561)	(1,768,722)
	135,239	191,153

Deferred tax liabilities:
Tax deductible licensing agreement	(135,233)	(187,645)
Accrual to cash	-	-
Other	-	(3,509)

Total deferred tax liabilities	(135,239)	(191,153)

Net deferred tax assets (liabilities)	$-	$-

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2014 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has Federal net operating losses (NOLs) of approximately $3.6 million which begin to expire in the years beginning in 2029. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2028 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740. Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2014. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

NOTE 19 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014:

	Level 1		Level 2		Level 3	Total
Warrant liability	$		$		$98,702	$98,702
Total		$-		$-	$98,702	$98,702

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2013:

	Level 1		Level 2		Level 3	Total
Debt derivative liability	$		$		$1,019,103	1,019,103
Warrant liability	$		$		$287,731	287,731
Total		$-		$-	$1,306,834	$1,306,834

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2014 and 2013:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2012	$80,039	-
Transfers in (out):
Initial fair value of debt derivative at note issuance	76,480	99,061
Mark-to-market at December 31, 2013:
Embedded derivative	862,584	188,670
Balance, December 31, 2013	1,019,103	287,731
Transfers in (out):
Fair value of debt derivative at note extinguishment transferred to equity	(800,987)	-
Fair value of warrant liability at date of cancellation transferred to equity		(129,551)
Mark-to-market at December 31, 2014:
Embedded derivative	(218,116)	(59,478)
Balance, December 31, 2014	$-	$98,702

NOTE 20 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 26, 2015, the Company entered into a distribution agreement with Start Fresh Management LLC to grant the right to use and distribute certain therapeutic programs for the territory of Plano, TX.

On February 2, 2015 the Company executed a convertible note with JMJ financial providing up to an aggregate of $225,000. JMJ funded a total of $50,000 under the note.

On March 10, 2015, the Company entered into a distribution agreement with Corona Physical Medicine (“CPM”) to grant the right to use and distribute certain therapeutic programs for the territory of office of distributor CPM in Corona, CA.

On March 12, 2015, the Company entered into a second amendment of Letter of Understanding (“LOU”) reinstating the LOU with Trinity Compound Solutions, Inc. (Formerly known as Trinity Rx Solutions LLC) and extending the due diligence period to 12/31/15.

On March 20, 2015, the Company entered into sales agency agreement with Myriad Medical Marketing to represent and market the Start Fresh Program directly to Physicians Business Solutions and medically integrated wellness centers throughout the United States.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Previous independent registered public accounting firm

On July 7, 2014 (the “Dismissal Date”), the Company advised Kling & Pathak LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on July 7, 2014. Except as set forth below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2013 and December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. The reports of the Former Auditor on the Company’s financial statements for each of the years ended December 31, 2013 and December 31, 2012 contained an explanatory paragraph, which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2013 and December 31, 2012, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended December 31, 2013 and December 31, 2012, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On July 7, 2014 (the “Engagement Date”), the Company engaged Liggett, Vogt & Webb P.A. (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.

application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2014, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2014 for the reasons discussed above.

This annual report does not include an attestation report by Liggett, Vogt & Webb P.A., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 27, 2015 are set forth below:

Name	Age	Positions
Brady Granier, Interim CEO since December 2, 2014;	42	Interim Chief Executive Officer, Chief Operating Officer, Secretary and Director
Neil Muller President since November 22, 2010;	54	President and Chairman of the Board
Lourdes Felix, Chief Financial Officer since October 1, 2012;	47	Chief Financial Officer, Treasurer and Director
Kent Emry, Director since September 13, 2013	47	Director

Brady J. Granier, Interim Chief Executive Officer, Director

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

Neil Muller, President and Chairman of the Board of Directors

Mr. Muller has more than 20 years of experience in the fields of property development, residential/commercial sales and business management.

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

Kent Emry, Director

Mr. Kent Emry served as the Chief Executive Officer of BioCorRx Inc. from September 13, 2013 to November 14, 2014. For twelve years, Mr. Emry has been involved in the healthcare industry. Mr. Emry has specialized in identifying and securing financing for the acquisition of troubled skilled nursing and rehabilitation facilities. Mr. Emry was able to re-structure these facilities both on a clinical and financial level resulting in a profitable facility. Mr. Emry has vast ... knowledge of operational systems and creation and development of policies and procedures has been key in the healthcare industry. Mr. Emry has extensive experience in contract negotiations with public, private, federal and state healthcare reimbursement entities including HMOs, Medicare, Medicaid, VA and Military contracting and billing. Mr. Emry's focuses on the acquisition and restructuring of troubled healthcare facilities, Mr. Emry owned and operated a marketing company which focused on the healthcare industry. He developed creative and concise marketing strategies. Mr. Emry's campaigns and tactics improved corporate revenues and profits by increasing their number of patients and controlling expenses. Mr. Emry served in a number of industries outside of healthcare as well, including food processing and brokerage, construction, development, sales, marketing and property management. He has been a Director of BioCorRx Inc. since September 13, 2013. He has been a Director of BioCorRx Inc.. since September 13, 2013. Mr. Emry has the ability to quickly identify operational and structural inefficiencies and replace them with systems and policies that enhance productivity and growth resulting in a more profitable business. Mr. Emry has a Bachelors degree in Healthcare Administration from Oregon State University.

Employment Agreements

Lourdes Felix, Chief Financial Officer and Brady Granier, Interim Chief Executive Officer of the Company, entered into Executive Service Agreements with the Company on February 28, 2013 and October 16, 2013, respectively (the “Executive Agreements”).

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2014 and 2013.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)

Brady Granier, Interim CEO,	2014	0	0	451,683	0	0	0	157,500	609,183
Director since December 2, 2014	2013	0	0	114,987	0	0	0	143,223	258,210

Neil Muller, Chairman of the Board of Directors	2014	0	0	451,683	0	0	0	98,250	549,933
Since December 2, 2014	2013	0	0	89,731	0	0	0	215,485	305,216

Lourdes Felix, CFO,	2014	0	0	451,683	0	0	0	135,800	587,483
Treasurer since October 1, 2012	2013	0	0	134,597	0	0	0	173,640	308,237

(1)

On November 17, 2014, the Company granted 5,000,000 options each to Mr. Brady Granier, Mr. Neil Muller and Ms. Lourdes Felix at $0.10 per share, vesting immediately.

On October 16, 2013, the Company granted 3,000,000 options to purchase the Company’s common stock at $0.015 per share, vesting immediately for five years to Mr. Brady Granier.

(2)	On December 4, 2013, the Company granted 1,500,000 options to purchase the Company’s common stock at $0.015 per share, vesting immediately for five years to Ms. Lourdes Felix.

Option/SAR Grants in Fiscal Year Ended December 31, 2014

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)

Neil Muller	11/17/2014	5,000,000	$0.10	$451,683

Lourdes Felix	11/17/2014	5,000,000	$0.10	$451,683

Brady Granier	11/17/2014	5,000,000	$0.10	$451,683

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2014.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	15,000,000	4.88	$0.10	15,000,000	$0.10

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

Director Compensation

We have not compensated our Directors during fiscal 2014 except as described under officers as described in above.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Neil Muller	11,250,000	7.54%
Common Stock	Brady Granier	7,421,900	4.98%
Common Stock	Kent Emry	6,950,000	4.66%
Common Stock	Lourdes Felix	2,500,000	1.68%
All directors and executive officers as a group (4 persons)		28,121,900	18.86%

______________

(1)	As of March 31, 2015, we have 149,134,501 shares of common stock outstanding.

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

As of December 31, 2014 and 2013, we have received an advance from Jorge Andrade, ex-President, and Neil Muller, director as loans from related parties. The loans are payable on demand and without interest.

	2014	2013
Jorge Andrade	$37,842	$39,842
Neil Muller	-	31,407
	$37,842	$71,249

Consulting agreement with Terranautical Global Investments (“TGI”).

The Company has an arrangement with Terranautical Global Investments (“TGI”). TGI is a company controlled by Jorge Andrade, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the year ended December 31, 2014 and 2013, the Company incurred $56,250 and $226,360 as consulting fees, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $169,101 and $162,850, respectively. The Company terminated the consulting agreement with TGI effective 10/1/2014.

Consulting agreement with Premier Aftercare Recovery Services, (“PARS”).

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the year ended December 31, 2014 and 2013, the Company incurred $61,665 and $77,794, respectively, as consulting fees and expense reimbursements. As of December 31, 2014 and 2013, there was an unpaid balance of $41,010 and $142,459, respectively.

Consulting agreement with Felix Financial Enterprises, (“FFE”)

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the year ended December 31, 2014 and 2013, the Company incurred $92,110 and $125,000 as consulting fees, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $83,150 and $105,390, respectively.

Consulting agreement with Brady Granier.

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the year ended December 31, 2014 and 2013, $92,296 and $91,940 in consulting fees were incurred, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $27,900 and $72,640, respectively.

Consulting agreement with Kent Emry.

The Company has an arrangement with Kent Emry, a former officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For year ended December 31, 2014 and 2013, $65,625 and $7,000 in consulting fees were incurred, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $28,125 and $26,189, respectively.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2014, including review of our interim financial statements were $50,000 (including $44,000 billed by Liggett, Vogt & Webb, P.A. and $6,000 billed by Kling & Pathak LLC) . Audit fees billed by Kling & Pathak LLC in respect of 2013 financial statements were $50,000.

Audit Related Fees. We incurred fees to our independent auditors of $0 for audit related fees during the fiscal years ended December 31, 2014, which relates to filings with the SEC related to our recent reverse merger, and $-0- for 2013.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2014 and 2013.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herein or incorporated by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated October 31, 2011, by and among the Company, the Company’s former principal stockholder, FSP and the former principal shareholders of FSP.(2)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles of Incorporation (5)
3.3	By Laws (1)
5.0	Registration Statement Pursuant to 2012 Stock Option Plan (3)
5.0	Registration Statement Pursuant to 2013 Stock Option Plan (4)
5.0	Registration Statement Pursuant to 2014 Stock Option Plan (6)
10.1	Termination Agreement, dated October 31, 2011, by and among the Company, FSP and Muller.(2)
10.2	Agreement for Service, dated June 1, 2011, by and between FSP and Start Fresh Alcohol Recovery Clinic, Inc. (7)
10.3	License Agreement, dated September 7, 2010, by and between FSP and Trinity Rx Solutions, LLC.(2)
10.4	Asher Note Payable dated December 11, 2012, incorporated herein (7)
23.1	Consent of Kling & Pathak LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Brady Granier
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Lourdes Felix
32.1	Certification of Brady Granier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lourdes Felix pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2012 Employee Stock Option Plan (3)
99.1	2013 Employee Stock Option Plan (4)
99.1	2014 Employee Stock Option Plan (6)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(2) Incorporated herein by reference to the Company's Form 8K/A filed on November 4, 2011.

(3) Incorporated herein by reference to the Company’s Form S-8 filed on December 18, 2012.

(4) Incorporated herein by reference to the Company’s Form S-8 filed on January 10, 2014.

(5) Incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2014.

(6) Incorporated herein by reference to the Company’s Form S-8 filed on November 19,2014.

(7) Incorporated herein by reference

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

BioCorRx, Inc.

Date: March 31, 2015	By:	/s/ Brady Granier
Brady Granier Interim Chief Executive Officer, Chief Operating Officer and Director

Date: March 31, 2015	By:	/s/ Lourdes Felix
Lourdes Felix Chief Financial Officer and Director

