Form 10-Q
period 2015-03-31
BioCorRx Inc.
filed 2015-05-15
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 15, 2015, there were 152,734,501 shares of registrant’s common stock outstanding.

BIOCORRX, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$21,387	$53,120
Accounts receivable, net	77,672	78,500
Prepaid expenses	78,411	81,745
Total current assets	177,470	213,365

Property and equipment, net	5,716	6,194

Other assets:
Prepaid expenses, long term	106,057	95,054
Licensing agreement, net	3,672,782	3,705,870
Deposits, long term	62,738	62,738
Total other assets	3,841,577	3,863,662

Total assets	$4,024,763	$4,083,221

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $430,216 and $403,357, respectively	$791,740	$776,253
Deferred revenue, short term	729,860	729,860
Settlement payable	165,000	220,000
Advances from lenders	100,000	-
Notes payable, short term portion	518,660	74,823
Notes payable, net of debt discount, related party	225,108	137,065
Total current liabilities	2,530,368	1,938,001

Long term debt:
Deferred revenue, long term	1,007,201	1,187,166
Convertible notes payable, net of debt discount	4,063	-
Notes payable, long term portion	-	449,256
Notes payable, net of debt discount, related party	16,313	103,795
Warrant liability	121,354	98,702
Derivative liability	194,358	-
Total long term debt	1,343,289	1,838,919

Total liabilities	3,873,657	3,776,920

Stockholders' equity:
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	16,000	16,000
Common stock, $0.001 par value; 200,000,000 shares authorized, 149,559,501 and 146,134,501 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	149,560	146,135
Common stock subscribed	100,000	100,000
Additional paid in capital	8,653,613	8,609,059
Accumulated deficit	(8,768,067)	(8,564,893)
Total stockholders' equity	151,106	306,301

Total liabilities and stockholders' equity	$4,024,763	$4,083,221

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues, net	$275,465	$130,829

Operating expenses:
Cost of implants and other costs	11,500	27,700
Selling, general and administrative	238,068	460,855
Depreciation and amortization	33,566	34,000
Total operating expenses	283,134	522,555

Net loss from operations	(7,669)	(391,726)

Other income (expenses):
Interest expense, net	(99,849)	(73,177)
Gain (loss) on change in fair value of derivative liability	(95,656)	(611,282)

Loss before income taxes	(203,174)	(1,076,185)

Income taxes	-	-

Net loss	$(203,174)	$(1,076,185)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	149,134,223	128,815,723

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2015

					Common	Additional
	Preferred stock		Common stock		stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, January 1, 2015	80,000	$16,000	146,134,501	$146,135	$100,000	$8,609,059	$(8,564,893)	$306,301
Common stock issued for services rendered	-	-	3,425,000	3,425	-	33,460	-	36,885
Stock based compensation	-	-	-	-	-	9,838	-	9,838
Fair value of vested options	-	-	-	-	-	1,256	-	1,256
Net loss	-	-	-	-	-	-	(203,174)	(203,174)
Balance, March 31, 2015 (unaudited)	80,000	$16,000	149,559,501	$149,560	$100,000	$8,653,613	$(8,768,067)	$151,106

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,174)	$(1,076,185)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization	33,566	34,000
Non cash interest	71,354	-
Amortization of debt discount	4,624	31,216
Stock based compensation	41,695	84,286
Change in fair value of derivative liabilities	95,656	611,282
Changes in operating assets and liabilities:
Accounts receivable	828	(3,896)
Prepaid expenses and other current assets	(1,385)	10,130
Accounts payable and accrued expenses	15,487	62,543
Settlement payable	(55,000)	-
Deferred revenue	(179,965)	246,768
Net cash (used in) provided by operating activities	(176,314)	144

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisition deposit	-	(13,654)
Purchase of equipment	-	(486)
Net cash used in investing activities	-	(14,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	76,750
Proceeds from convertible notes payable	50,000	-
Proceeds from advances	100,000	-
Repayments of notes payable	(5,419)	(35,000)
Net repayments of notes payable, related party	-	(7,500)
Net cash provided by financing activities	144,581	34,250

Net (decrease) increase in cash	(31,733)	20,254
Cash, beginning of the period	53,120	108,566

Cash, end of period	$21,387	$128,820

Supplemental disclosures of cash flow information:
Interest paid	$2,418	$119,648
Taxes paid	$-	$-

Non cash financing activities:
Common stock issued for exercise of options paid by amounts due to the option holders of the Company	$-	$37,500
Fair value of warrants issued for licensing fees	$-	$24,558
Common stock issued for licensing fees	$-	$89,500

See the accompanying notes to the unaudited condensed consolidated financial statements

NOTE 1 – BUSINESS

BioCorRx Inc., through its wholly owned subsidiary Fresh Start Private, Inc., distributes and licenses the Start Fresh Program for alcoholism and opioid addiction treatment that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention and a counseling program from specialized life coaches and/or counselors.

On January 7, 2014, the Company changed its name from Fresh Start Private Management, Inc. to BioCorRx Inc. In addition, effective February 20, 2014, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CEYY to BICX.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $109,500 as of March 31, 2015 and December 31, 2014.

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

See Footnote 10 and 12 for derivative liabilities and Footnote 13 and 14 for stock based compensation and other equity instruments.

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

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2015 and 2014, as they would be anti-dilutive:

	March 31,
	2015	2014
Shares underlying options outstanding	15,350,000	9,250,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	1,833,333	8,707,865
	19,813,333	20,587,865

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $43,358 and $138,970 as advertising costs for the three months ended March 31, 2015 and 2014, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

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

As of March 31, 2015, there were 15,000,000 employee and 350,000 non-employee stock options were outstanding with 15,000,000 and 350,000 options vested and exercisable, respectively. As of March 31, 2014, 9,000,000 employee stock options were outstanding with 9,000,000 shares vested and exercisable and 250,000 non-employee stock options were outstanding with 180,000 shares vested and exercisable, respectively.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended March 31, 2015 and 2014 related to losses incurred during such periods.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN MATTERS

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $8,768,067 and working capital deficiency of $2,352,898 at March 31, 2015 and loss from operations of $203,174 for the three months ended March 31, 2015 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Office equipment	$15,137	$15,137
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,725
Less accumulated depreciation	(32,009)	(31,531)
	$5,716	$6,194

Depreciation expense charged to operations amounted to $478 and $912, respectively, for the three months ended March 31, 2015 and 2014.

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization for the three months ended March 31, 2015 and 2014 was $33,088 and $33,088, respectively.

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

Estimated future amortization expense as of March 31, 2015 is as follows:

Nine months ended December 31, 2015	$99,265
2016	132,353
2017	132,353
2018	132,353
2019 and thereafter	3,176,458
Total	$3,672,782

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

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of March 31, 2015 and December 31, 2014 was $1,737,061 and $1,917,026, respectively.

NOTE 7 – ADVANCE FROM LENDERS

During the three months ended March 31, 2015, the Company received $100,000 of net proceeds in connection with the expected issuance of a promissory note. As of March 31, 2015, the note has yet to be executed and finalized or refunded. During the three months ended March 31, 2015, the Company accrued $1,052 estimated interest due upon note finalization.

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

NOTE 9 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013(See Note 10) and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of March 31, 2015 was $518,660. The notes are currently in default.

NOTE 10 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On February 3, 2015, the Company sold to JMJ Financial a $250,000 Convertible Promissory Note. The JMJ note provides up to an aggregate of $225,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $25,000. The maturity date is two years from the effective date of each payment paid under the promissory note.

The Company, at its sole discretion, has an option to repay all consideration received pursuant to the JMJ note within 120 days of the effective date, there will be zero percent interest charged under the JMJ Note. Otherwise, there will be a one-time interest charge of 12% for all consideration received by the Company pursuant to the JMJ Note.

The Notes earn an interest rate of 12% per annum after four months of each advance and are convertible six months after the issuance date of the each advance at a conversion price equal to 60% discount to the lowest trading price of the common stock for the 25 trading days immediately prior the conversion date.

In the event of default, the Purchaser has the right to require the Company to repay in cash all or a portion of the Note at a price equal to 125% of the aggregate principal amount of the Note plus all accrued but unpaid interest.

The first tranche of the note has been funded to the Company by the purchaser upon execution of the Purchase Agreement, in the principal amount of $55,000, consisting of the aggregate principal sum of $50,000 advanced by the holder and $5,000 in OID.

The Company has identified the embedded derivatives related to the above described notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the JMJ note, the Company determined the aggregate fair value of $121,354 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 172.85%, (3) weighted average risk-free interest rate of 0.52%, (4) expected life of 2.00 years, and (5) estimated fair value of the Company’s common stock of $0.093 per share.

The determined fair value of the debt derivatives of $121,354 was charged as a debt discount up to the net proceeds of the note with the remainder of $71,354 charged to current period operations as non-cash interest expense.

At March 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $194,358. The Company recorded a loss from change in fair value of debt derivatives of $73,004 for the three months ended March 31, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164.63%, (3) weighted average risk-free interest rate of 0.56%, (4) expected life of 1.85 years, and (5) estimated fair value of the Company’s common stock of $0.12 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2015 was $4,063 which was accounted for as interest expense.

NOTE 11 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2015 and December 31, 2014, the Company received advances from Jorge Andrade, director, Scott Carley, and Neil Muller, President as loans from related parties. The loans are payable on demand and without interest.

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

In connection with the issuance of the above described promissory note, the Company issued 950,000 (as amended) of its common stock on March 31, 2014.

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of March 31, 2015 is $163,610 with unamortized debt discount of $4,824.

NOTE 12 – WARRANT LIABILITY

The Company issued warrants in conjunction with the issuance of certain convertible debentures. These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

At March 31, 2015, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 206.84%, (3) weighted average risk-free interest rate of 0.89%, (4) expected life of 3.02 years, and (5) estimated fair value of the Company’s common stock of $0.12 per share.

The Company recorded a loss from change in fair value of warrant liability of debt derivatives of $22,652 for the three months ended March 31, 2015.

At March 31, 2015, the warrant liability valued at $121,354, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of March 31, 2015 and December 31, 2014, the Company had 80,000 shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of March 31, 2015 and December 31, 2014, the Company had 149,559,501 shares and 146,134,501 shares of common stock issued and outstanding.

In January 2015, the Company issued 3,000,000 shares of its common stock for services rendered and accrued in 2014. The common shares were valued at $300,000 based on the underlying market value of the common stock at the date of service provided.

In March 2015, the Company issued an aggregate of 425,000 shares of its common stock for services rendered valued at $36,885 based on the underlying market value of the common stock at the date of issuance.

NOTE 14 – STOCK OPTIONS AND WARRANTS

Employee Options

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2014 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10	15,000,000	4.63	$0.10	15,000,000	$0.10

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	9,000,000	$0.015
Granted	15,000,000	0.100
Exercised	(9,000,000)	0.015
Expired
Outstanding at December 31, 2014	15,000,000	$0.100
Granted	-
Exercised	-
Expired	-	-
Outstanding at March 31, 2015	15,000,000	$0.100

The intrinsic value of the vested employee stock options as of March 31, 2015 was $300,000 based on the Company’s stock price of $0.12 per share at March 31, 2015.

Non-employee options

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2013 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	200,000	3.52	$0.10	200,000	$0.10
0.20	150,000	3.94	0.20	150,000	0.20
	350,000	3.70	0.14	350,000

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,750,000	$0.015
Granted	150,000	0.200
Exercised	(2,550,000)	0.017
Expired	-	-
Outstanding at December 31, 2014	350,000	0.0140
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2015	350,000	$0.14

The assumptions used in the valuation of stock options vesting during the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	0.89%	1.73%
Expected term of option	3.95 years	4.56 years
Expected stock price volatility	164.63%	226.04%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.

The intrinsic value of the vested non- employee stock options as of March 31, 2015 was $4,000 based on the Company’s stock price of $0.12 per share at March 31, 2015.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2015 and 2014, the Company incurred $27,083 and $12,500, respectively, as consulting fees and expense reimbursements. As of March 31, 2015 and December 31, 2014, there was an unpaid balance of $69,628 and $60,675, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2015 and 2014, the Company incurred $27,083 and $12,500 as consulting fees, respectively. As of March 31, 2015 and December 31, 2014, there was an unpaid balance of $109,213 and $100,260, respectively.

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three months ended March 31, 2015 and 2014, $27,083 and $18,750 in consulting fees were incurred, respectively. As of March 31, 2015 and December 31, 2014, there was an unpaid balance of $54,149 and $45,196, respectively.

The Company has an arrangement with Kent Emry, a shareholder and prior officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For three months ended March 31, 2015 and 2014, $-0- and $18,750 in consulting fees were incurred, respectively. As of March 31, 2015 and December 31, 2014, there was an unpaid balance of $28,125 and $28,125, respectively.

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

As of March 31, 2015, the above described acquisition has not closed. The total aggregate payments of the $57,404 in refundable deposits is reflected in the Company’s balance sheet as short term deposits as of March 31, 2015 and December 31, 2014.

NOTE 17 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2015 included 38%, 15% and 18% (aggregate of 71%) from three customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2014 included an aggregate of 85% from one customer of the Company’s total revenues.

Two customers accounted for 61% and 18% of the Company’s total accounts receivable at March 31, 2015 and three customers accounted for 65%, 16% and 10% of the Company’s total accounts receivable at December 31, 2014.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 18 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2015:

	Level 1		Level 2	Level 3	Total
Debt derivative liability		$-	$-	$194,358	194,358
Warrant liability	$		$-	$121,354	121,354
Total		$-	$-	$315,712	$315,712

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$98,702	$98,702
Total	$-	$-	$98,702	$98,702

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2013 through March 31, 2015:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2013	$1,019,103	287,731
Transfers in (out):
Fair value of debt derivative at note extinguishment transferred to equity	(800,987)
Fair value of warrant liability at date of cancellation transferred to equity		(129,551)
Mark-to-market at December 31, 2014:
Embedded derivative	(218,116)	(59,478)
Balance, December 31, 2014	-	98,702
Transfers in (out):
Initial fair value of debt derivative at note issuance	121,354
Mark-to-market at March 31, 2015:
Embedded derivative	73,004	22,652
Balance, March 31, 2015	$194,358	$121,354

NOTE 19 – SUBSEQUENT EVENTS

In February 2015, the Company issued an aggregate of 1,075,000 shares of common stock for services rendered.

On April 28, 2015, the Company issued an aggregate of $3,175,000 shares of common stock for services rendered.

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

The Start Fresh Program is an alcoholism treatment program comprised of two parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the drug, Naltrexone (implanted under the skin) (the “Implant”) which reduces alcohol and opioid cravings over a period of time which typically is longer than other formulations or means of injection of the drug Naltrexone; and (2) uniquely and specifically structured, intensive one on one substance abuse addiction life coaching/counseling program developed by BioCorRx, Inc. (the “Coaching Program”).

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

BioCorRx has issued several license agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has substantially expanded its operations in 2013 through the licensing and distribution opportunities of its Start Fresh Program. The four new locations now offering the Start Fresh Program are Arizona, Northern California, Nebraska and Connecticut. The company’s current focus will continue on expansion to more territories across the United States, branding of the Start Fresh Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation services to clients nationwide as it expands its network of licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended March 31, 2015 Compared with Three Months ended March 31, 2014

Three months ended March 31,

	2015	2014
Net Sales	$275,465	$130,829
Total Operating Expenses	(283,134)	(522,555)
Net Interest Expense	(99,849)	(73,177)
Gain (loss) on change in derivative liability	(95,656)	(611,282)
Net loss	$(203,174)	$(1,076,185)

Sales

Sales for the three months ended March 31, 2015 were $275,465 compared with $130,829 for the three months ended March 31, 2014, reflecting an increase of 111%.

The increase in sales revenue is directly related to the Company’s focus on licensing and distribution efforts which will have the potential to create a stronger revenue stream going forward.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2015 and 2014 were $283,134 and $522,555 reflecting an decrease of 46%. Comparing the three months ended March 31, 2014 to March 31, 2015, consulting and investor relations fees decreased from $171,938 to $119,907, accounting and legal fees decreased from $86,485 to $10,619, advertising decreased from $138,970 to $43,358, and rent increased from $4,321 to $4,451. In addition, we incurred $40,310 as stock based compensation in 2015 compared to $84,286 in 2014.

Gain (loss) on change in Fair Value of Derivative Liability

As of March 31, 2015, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended March 31, 2015, we incurred a $95,656 loss on change in fair value of our derivative liabilities compared to $611,282 loss the same period, last year.

Interest Expenses

Interest expense for the three months ended March 31, 2015 and 2014 were $99,849 and $73,177, respectively, the increase is due to a non-cash interest charge incurred in the current period in connection with an issued convertible note.

Net Loss

For the three months ended March 31, 2015, the Company experienced loss of $203,174 compared with a net loss of $1,076,185 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of approximately $21,387. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Three months ended March 31,

	2015	2014
Net cash (used in) provided by operating activities	$(176,314)	$144
Net cash used in investing activities	-	(14,140)
Net cash provided by financing activities	144,581	34,250
Net (decrease) increase in cash	(31,733)	20,254
Cash, beginning of period	53,120	108,566
Cash, end of period	$21,387	$128,820

Currently we have no material commitments for capital expenditures as of March 31, 2015. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $176,314 for the three months ended March 31, 2015 compared to $144 provided by operating activities the three months ended March 31, 2014. The reduction was primarily due to the reduction in proceeds directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities decreased by $14,140 for the three months ended March 31, 2015 compared to of three months ended March 31, 2014 primarily due to investments in acquisition deposits in 2014.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $110,331 for the three months ended March 31, 2015 compared to three months ended March 31, 2014 due to the increase in borrowings and reductions in payoffs of existing obligations.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2015 and December 31, 2014, the Company has a working capital deficit of $1,853,901 and $1,724,636, and an accumulated deficit of $8,768,067 and $8,564,893. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See disclosure in the notes for the period for disclosure of any adopted pronouncements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims not previously disclosed on Form 8-K.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 In January 2015, the Company issued 3,000,000 shares of its common stock for services rendered and accrued in 2014. The common shares were valued at $300,000 based on the underlying market value of the common stock at the date of service provided.

In March 2015, the Company issued an aggregate of 425,000 shares of its common stock for services rendered valued at $36,885 based on the underlying market value of the common stock at the date of service provided.

 The above securities were issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not Applicable.

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

_____________

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

BIOCORRX, INC.

Date: May 15, 2015	By:	/s/ Brady Granier
Brady Granier
Interim Chief Executive Officer, Chief Operating Officer and Director

Date: May 15, 2015	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director

