Form 10-Q
period 2015-06-30
BioCorRx Inc.
filed 2015-08-12
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 12, 2015, there were 156,734,501 shares of registrant’s common stock outstanding.

BIOCORRX, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$127,852	$53,120
Accounts receivable, net	129,539	78,500
Prepaid expenses	148,154	81,745
Total current assets	405,545	213,365

Property and equipment, net	5,082	6,194

Other assets:
Prepaid expenses, long term	106,057	95,054
Intellectual property, net	1,132,000	-
Licensing agreement, net	-	3,705,870
Deposits, long term	62,738	62,738
Total other assets	1,300,795	3,863,662

Total assets	$1,711,422	$4,083,221

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $453,466 and $403,357, respectively	$979,495	$776,253
Deferred revenue, short term	504,439	729,860
Settlements payable, short term	345,625	220,000
Advances from lenders	400,000	-
Notes payable, short term portion	1,218,660	74,823
Notes payable, net of debt discount, related party	241,988	137,065
Total current liabilities	3,690,207	1,938,001

Long term debt:
Deferred revenue, long term	180,684	1,187,166
Convertible notes payable, net of debt discount	13,280	-
Notes payable, long term portion	300,000	449,256
Notes payable, net of debt discount, related party	-	103,795
Settlements payable, long term	609,375	-
Warrant liability	39,488	98,702
Derivative liability	116,366	-
Total long term debt	1,259,193	1,838,919

Total liabilities	4,949,400	3,776,920

Stockholders' (deficit) equity:
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	16,000	16,000
Common stock, $0.001 par value; 200,000,000 shares authorized, 152,734,501 and 146,134,501 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	152,735	146,135
Common stock subscribed	100,000	100,000
Additional paid in capital	9,032,074	8,609,059
Accumulated deficit	(12,538,787)	(8,564,893)
Total stockholders' (deficit) equity	(3,237,978)	306,301

Total liabilities and stockholders' (deficit) equity	$1,711,422	$4,083,221

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues, net	$457,780	$238,008	$733,245	$368,837

Operating expenses:
Cost of implants and other costs	108,750	47,262	120,250	74,962
Selling, general and administrative	465,325	604,604	703,393	1,065,459
Termination of licensing agreement	3,639,694	-	3,639,694	-
Loss on settlement of sub-licenses	118,027	-	118,027	-
Depreciation and amortization	33,723	33,947	67,289	67,947
Total operating expenses	4,365,519	685,813	4,648,653	1,208,368

Net loss from operations	(3,907,739)	(447,805)	(3,915,408)	(839,531)

Other income (expenses):
Interest expense, net	(62,805)	(128,845)	(162,654)	(202,022)
Gain on change in fair value of derivative liability	199,824	916,232	104,168	304,950

(Loss) income before income taxes	(3,770,720)	339,582	(3,973,894)	(736,603)

Income taxes	-	-	-	-

Net (loss) income	$(3,770,720)	$339,582	$(3,973,894)	$(736,603)

Net (loss) income per common share, basic	$(0.02)	$0.00	$(0.03)	$(0.01)

Net (loss) income per common share, diluted	$(0.02)	$0.00	$(0.03)	$(0.01)

Weighted average number of common shares outstanding, basic	151,757,578	137,223,842	150,453,147	133,043,009

Weighted average number of common shares outstanding, diluted	151,757,578	141,999,123	150,453,147	133,043,009

  See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
SIX MONTHS ENDED JUNE 30, 2015
(unaudited)

	Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, January 1, 2015	80,000	$16,000	146,134,501	$146,135	$100,000	$8,609,059	$(8,564,893)	$306,301
Common stock issued for services rendered	-	-	6,600,000	6,600	-	190,165	-	196,765
Common stock issuable in settlement of sub-licensing agreement	-	-	-	-	-	88,000	-	88,000
Common stock issuable in payment for intellectual property	-	-	-	-	-	132,000	-	132,000
Stock based compensation	-	-	-	-	-	11,594	-	11,594
Fair value of vested options	-	-	-	-	-	1,256	-	1,256
Net loss	-	-	-	-	-	-	(3,973,894)	(3,973,894)
Balance, June 30, 2015	80,000	$16,000	152,734,501	$152,735	$100,000	$9,032,074	$(12,538,787)	$(3,237,978)

  See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,973,894)	$(736,603)
Adjustments to reconcile net (loss) to cash flows (used in) provided by operating activities:
Depreciation and amortization	67,289	67,947
Bad debt expense	37,622	-
Loss on settlement of sub-licenses	118,027	-
Termination of licensing agreement	3,639,694	-
Non-cash interest	86,320	-
Amortization of debt discount	14,408	124,076
Stock based compensation	137,518	138,194
Change in fair value of derivative liabilities	(104,168)	(304,950)
Changes in operating assets and liabilities:
Accounts receivable	(88,661)	(4,534)
Prepaid expenses and other current assets	(3,930)	7,431
Accounts payable and accrued expenses	201,856	(76,420)
Settlement payable	(165,000)	275,000
Deferred revenue	(361,930)	897,210
Net cash (used in) provided by operating activities	(394,849)	387,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisition deposit	-	(32,404)
Purchase of equipment	-	(486)
Net cash used in investing activities	-	(32,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	76,750
Proceeds from convertible notes payable	75,000	-
Proceeds from advances	400,000	-
Repayments of notes payable	(5,419)	(35,000)
Repayments of advances from lenders	-	(95,599)
Net repayments of notes payable, related party	-	(88,236)
Net cash provided by (used in) financing activities	469,581	(142,085)

Net increase in cash	74,732	212,376
Cash, beginning of the period	53,120	108,566

Cash, end of period	$127,852	$320,942

Supplemental disclosures of cash flow information:
Interest paid	$2,418	$77,369
Taxes paid	$-	$-

Non-cash financing activities:
Note payable issued in settlement of sub-licensing fees	$900,000	$-
Note payable and common stock issuable to acquire intellectual property	$1,132,000	$-
Common stock issued for exercise of options paid by amounts due to the option holders of the Company	$-	$127,500
Fair value of warrants issued for licensing fees	$-	$24,558
Common stock issued for licensing fees	$-	$89,500
Convertible notes payable and accrued interest exchanged for licensing rights	$-	$609,368

  See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 1 - BUSINESS

BioCorRx Inc., through its wholly owned subsidiary Fresh Start Private, Inc., distributes and licenses the Start Fresh Program for alcoholism and opioid addiction treatment that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention and a counseling/coaching program that is administered by specialized life coaches and/or counselors.

On January 7, 2014, the Company changed its name from Fresh Start Private Management, Inc. to BioCorRx Inc. In addition, effective February 20, 2014, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CEYY to BICX.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $147,122 and $109,500 as of June 30, 2015 and December 31, 2014, respectively.

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

See Footnote 10 and 12 for derivative liabilities and Footnote 14 and 15 for stock based compensation and other equity instruments.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of June 30, 2015 and 2014, potentially dilutive shares issuances were comprised of convertible notes payable, warrants and vested stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the three and six months ended June 30, 2015 and for the six months ended June 30, 2014, as they would be anti-dilutive:

	June 30,
	2015	2014
Shares underlying options outstanding	15,350,000	3,400,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	1,833,333	4,775,281
	19,813,333	10,805,281

For the three months ended June 30, 2014, fully diluted income per share includes 4,775,281 shares issuable upon conversion of convertible debt.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $9,019 and $52,377 as advertising costs for the three and six months ended June 30, 2015 and $29,977 and $168,947 for the three and six months ended June 30, 2014, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

As of June 30, 2015, there were 15,000,000 employee and 350,000 non-employee stock options were outstanding with 15,000,000 and 350,000 options vested and exercisable, respectively. As of June 30, 2014, 3,000,000 employee stock options were outstanding with 3,000,000 shares vested and exercisable and 400,000 non-employee stock options were outstanding with 312,000 shares vested and exercisable, respectively.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended June 30, 2015 and 2014 related to losses incurred during such periods.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 3 - GOING CONCERN MATTERS

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $12,538,787 and working capital deficiency of $3,284,662 at June 30, 2015 and loss from operations of $3,973,894 for the six months ended June 30, 2015 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Office equipment	$15,137	$15,137
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,725
Less accumulated depreciation	(32,643)	(31,531)
	$5,082	$6,194

Depreciation expense charged to operations amounted to $634 and $1,112, respectively, for the three and six months ended June 30, 2015; and $859 and $1,771, respectively, for the three and six months ended June 30, 2014.

NOTE 5 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On October 28, 2010, prior to the recapitalization of the Company, the Company acquired an exclusive product license, which included the right to use a specific Naltrexone Implant and any procedures related to the licensed product. The Company paid a onetime license fee of 7.5% of the total common shares outstanding on the date of the agreement, or 5,672,250 common shares at the market value of $0.70 per share as of the date of the agreement. Total value of the license is recorded as $3,970,575. Additionally, the Company will pay $600 for each prescription request of the licensed product. The agreement will remain in force for so long as the Company continues to use the Licensed Product.

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization for the three and six months ended June 30, 2015 was $33,088 and $66,176, respectively; and $33,088 and $66,176 for the three and six months ended June 30, 2014, respectively.

On June 30, 2015, the Company acquired the complete rights, title and interest in the Naltrexone Implant Formulation used specifically in the Start Fresh Program for an aggregate purchase price of $1,132,000 comprised of an obligation to pay $1,000,000 over 14 months and 3,000,000 of the Company’s common stock at the market value of $0.044 per share as of the date of the agreement. The Company estimated a useful life of 10 years.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

In connection with the acquisition of the Naltrexone Implant formula, the Company wrote off the remaining unamortized balance of the licensing rights of $3,639,694 as a charge to the current period operations.

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

Estimated future amortization expense as of June 30, 2015 is as follows:

Six months ended December 31, 2015	$56,600
2016	113,200
2017	113,200
2018	113,200
2019 and thereafter	735,800
Total	$1,132,000

NOTE 6 - DEFERRED REVENUE

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

On June 30, 2015, the Company entered into a separation agreement with a licensee and has agreed to reimburse prepaid license fees. The Company has agreed to issuance of 2,000,000 of the Company’s common stock and a term note payable through September 16, 2019. The Company recorded a loss of sublicensing fees of $118,027 to current period operations. Under the confidentiality clause of the separation agreement the parties are prohibited from disclosing settlement amounts.

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of June 30, 2015 and December 31, 2014 was $685,123 and $1,917,026, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 7 - ADVANCE FROM LENDERS

During the six months ended June 30, 2015, the Company received an aggregate of $400,000 of net proceeds in connection with the expected issuance of a promissory note. As of June 30, 2015, the note has yet to be executed and finalized or refunded. During the three and six months ended June 30, 2015, the Company accrued $6,805 and $7,858 estimated interest due upon note finalization.

NOTE 8 - SETTLEMENTS PAYABLE

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

On June 3, 2014, the Company entered into a settlement agreement to pay the plaintiff in increments through October 31, 2015 in exchange for dismissal of all pending litigation and termination of all prior and current agreements. Under the confidentiality clause of the settlement agreement the parties are prohibited from disclosing settlement amounts. The remaining unpaid balance as of June 30, 2015 was $55,000.

As described in Note 6 above, the Company entered into a separation agreement with a licensee and agreed to reimburse prepaid license fees. The Company has issued a term note payable through September 16, 2019.

As of June 30, 2015 and December 31, 2014, the outstanding liabilities related to settlement agreements were $955,000 and $220,000, respectively.

NOTE 9 - NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of June 30, 2015 was $518,660. The notes are currently in default.

As described in Note 5, the Company acquired the complete rights, title and interest for the Naltrexone Implant formula for an aggregate purchase price of $1,132,000 comprised, in part, of an obligation to pay $1,000,000. The obligation is payable over approximately 14 months. The remaining unpaid balance as of June 30, 2015 was $1,000,000.

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

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

As of June 30, 2015, the Company has been funded by the purchaser as aggregate of, in the principal amount of $82,500, consisting of the aggregate principal sum of $75,000 advanced by the holder and $7,500 in OID.

The Company has identified the embedded derivatives related to the above described notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the funding dates of the JMJ note tranches, the Company determined the aggregate fair value of $161,320 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 158.01% to 172.85%, (3) weighted average risk-free interest rate of 0.52% to 0.56%, (4) expected life of 2.00 years, and (5) estimated fair value of the Company’s common stock from $0.089 to $0.093 per share.

The determined fair value of the debt derivatives of $161,320 was charged as a debt discount up to the net proceeds of the note with the remainder of $86,320 charged to current period operations as non-cash interest expense.

At June 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $116,366. The Company recorded a gain from change in fair value of debt derivatives of $117,658 and $44,954 for the three and six months ended June 30, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164.63%, (3) weighted average risk-free interest rate of 0.64%, (4) expected life of 1.60 to 1.83 years, and (5) estimated fair value of the Company’s common stock of $0.044 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2015 was $9,217 and $13,280, respectively, which was accounted for as interest expense.

NOTE 11 - NOTES PAYABLE-RELATED PARTY

As of June 30, 2015 and December 31, 2014, the Company received advances from Jorge Andrade, director, Scott Carley, and Neil Muller, President as loans from related parties. The loans are payable on demand and without interest.

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of June 30, 2015 is $163,610 with unamortized debt discount of $4,256.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

NOTE 12 - WARRANT LIABILITY

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

At June 30, 2015, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 151.36%, (3) weighted average risk-free interest rate of 1.01%, (4) expected life of 2.77 years, and (5) estimated fair value of the Company’s common stock of $0.044 per share.

The Company recorded a gain from change in fair value of warrant liability of debt derivatives of $81,866 and $59,214 for the three and six months ended June 30, 2015, respectively.

At June 30, 2015, the warrant liability valued at $39,488, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 13 - INVESTMENT AGREEMENT

On June 25, 2015, the Company, entered into a common stock purchase agreement (the “Investment Agreement”) with Northbridge Funding, Inc., a Delaware corporation (the “Investor”). The Investment Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $10,000,000 (the “Total Commitment”) worth of the Company’s common stock, $0.001 par value (the “Shares”).

From time to time over the term of the Investment Agreement, commencing on the trading day immediately following the date on which an initial registration statement is declared effective by the Securities and Exchange Commission (the “Commission”), the Company may provide the Investor with a draw down notice to purchase a specified dollar amount of Shares, with each draw down subject to certain limitations.

The applicable purchase price is defined as a price equal to 80% of the three lowest closing prices traded twelve consecutive trading days prior to the drawdown notice inclusive to the drawdown notice date.

In connection with the Investment Agreement, the Company is obligated to issue 200,000 shares of its common stock as a commitment fee.

NOTE 14 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of June 30, 2015 and December 31, 2014, the Company had 80,000 shares of preferred stock issued and outstanding.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of June 30, 2015 and December 31, 2014, the Company had 152,734,501 shares and 146,134,501 shares of common stock issued and outstanding.

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

In April 2015, the Company issued an aggregate of 3,175,000 shares of its common stock for future services valued at $159,800 based on the underlying market value of the common stock at the date of issuance.

On June 30, 2015, the Company entered into a separation agreement and agreed to issue 2,000,000 of the Company’s common stock which was valued at $88,000 which has not been not issued as of the balance sheet date.

The Company issued shares of common stock for future services. The Company amortizes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and six months ended June 30, 2015, the Company recorded $94,067 and $124,668 the three and six months ended June 30, 2014, respectively, as stock based compensation. The unamortized balance of $248,896 and $175,414 as of June 30, 2015 and December 31, 2014, respectively, is classified as part of prepaid expenses in the accompanying balance sheet.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Employee Options

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2014 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10	15,000,000	4.38	$0.10	15,000,000	$0.10

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	9,000,000	$0.015
Granted	15,000,000	0.100
Exercised	(9,000,000)	0.015
Expired	-	-
Outstanding at December 31, 2014	15,000,000	$0.100
Granted	-
Exercised	-
Expired	-	-
Outstanding at June 30, 2015	15,000,000	$0.100

The intrinsic value of the vested employee stock options as of June 30, 2015 was $-0- based on the Company’s stock price of $0.044 per share at June 30, 2015.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

Non-employee options

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company under the 2013 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	200,000	3.27	$0.10	200,000	$0.10
0.20	150,000	3.69	0.20	150,000	0.20
	350,000	3.45	0.14	350,000

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,750,000	$0.015
Granted	150,000	0.200
Exercised	(2,550,000)	0.017
Expired	-	-
Outstanding at December 31, 2014	350,000	0.0140
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2015	350,000	$0.14

The assumptions used in the valuation of stock options vesting during the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	0.89%	1.62% to 1.73%
Expected term of option	3.95 years	4.27 to 4.70 years
Expected stock price volatility	164.63%	205.83% to 226.04%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.

The intrinsic value of the vested non- employee stock options as of June 30, 2015 was $-0- based on the Company’s stock price of $0.044 per share at June 30, 2015.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.25	1,475,000	3.44	$0.25	1,475,000	3.94
1.00	1,155,000	3.01	1.00	1,155,000	3.51
$0.58	2,630,000	3.25	$0.58	2,630,000	3.75

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,430,000	$1.00
Issued	1,475,000	0.25
Exercised	-	-
Expired	(1,275,000)	(1.00)
Outstanding at December 31, 2014	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2015	2,630,000	$0.58

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and six months ended June 30, 2015, the Company incurred $43,750 and $70,833, respectively, and during three and six months ended June 30, 2014, the Company incurred $25,000 and $37,500, respectively, as consulting fees and expense reimbursements. As of June 30, 2015 and December 31, 2014, there was an unpaid balance of $77,378 and $60,675, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and six months ended June 30, 2015, the Company incurred $43,750 and $70,833, respectively, and during the three and six months ended June 30, 2014, the Company incurred $25,000 and $37,500, respectively, as consulting fees. As of June 30, 2015 and December 31, 2014, there was an unpaid balance of $116,963 and $100,260, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and six months ended June 30, 2015 the Company incurred $43,750 and $70,833 , respectively and during the three and six months ended June 30, 2014, the Company incurred $18,750 and $37,500, respectively, as consulting fees. As of June 30, 2015 and December 31, 2014, there was an unpaid balance of $61,899 and $45,196, respectively.

The Company has an arrangement with Kent Emry, a shareholder and prior officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three and six months ended June 30, 2015 the Company incurred $-0- , and during the three and six months ended June 30, 2014, the Company incurred $18,750 and $37,500, respectively, as consulting fees. As of June 30, 2015 and December 31, 2014, there was an unpaid balance of $28,125 and $28,125, respectively.

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2015 included 22%, 23% and 11% (aggregate of 56%) from three customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2015 included 16%, 27%, 10% and 13% (aggregate of 66%) from four customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2014 included 13%, 52% and 26% (aggregate of 91%) from three customers of the Company’s total revenues.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2014 included 10%, 42% and 40% (aggregate of 92%) from three customers of the Company’s total revenues.

One customer accounted for 53% of the Company’s total accounts receivable at June 30, 2015 and three customers accounted for 65%, 16% and 10% of the Company’s total accounts receivable at December 31, 2014.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 18 - FAIR VALUE MEASUREMENTS

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

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

 Level 3 Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2015:

	Level 1		Level 2	Level 3	Total
Debt derivative liability		$-	$-	$116,366	116,366
Warrant liability	$		$-	$39,488	39,488
Total		$-	$-	$155,854	$155,854

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$98,702	$98,702
Total	$-	$-	$98,702	$98,702

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2013 through June 30, 2015:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2013	$1,019,103	287,731
Transfers in (out):
Fair value of debt derivative at note extinguishment transferred to equity	(800,987)
Fair value of warrant liability at date of cancellation transferred to equity		(129,551)
Mark-to-market at December 31, 2014:
Embedded derivative	(218,116)	(59,478)
Balance, December 31, 2014	-	98,702
Transfers in (out):
Initial fair value of debt derivative at note issuance	161,320
Mark-to-market at June 30, 2015:
Embedded derivative	(44,954)	(59,214)
Balance, June 30, 2015	$116,366	$39,488

NOTE 19 - SUBSEQUENT EVENTS

Subsequent common stock issuances:

In July 2015, the Company issued 2,000,000 shares of its common stock as part of license termination agreement (see Notes 6 and 8).

In July 2015, the Company issued 200,000 shares of its common stock as a commitment fee in connection with investment agreement with Northbridge Funding, Inc. (see Note 13).

In July 2015, the Company issued 1,800,000 shares of its common stock for advisory services agreement commencing July 1, 2015.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are an addiction rehabilitation service company and developer of the Start Fresh Program headquartered in Santa Ana, California. We were established in January 2010 and currently operating in Santa Ana, California. The Company’s current treatment program is called the Start Fresh Program. On January 7, 2014 we changed our name to BioCorRx Inc. to take advantage of unique branding of our Start Fresh Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Addiction Rehabilitation Hospital.

The Start Fresh Program is an addiction treatment program comprised of two parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the drug, Naltrexone (implanted under the skin) (the “Implant”) which can reduce alcohol and opioid cravings over a period of time which typically is several months and longer than other means of administration of Naltrexone such as oral and injectable forms; and (2) uniquely and specifically structured, intensive one on one substance abuse addiction life coaching/counseling program developed by BioCorRx, Inc. (the “Counseling Program”).

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

BioCorRx is not a licensed health care provider and does not provide health care services to patients. BioCorRx does not operate substance abuse clinics. BioCorRx makes the Start Fresh Program available to health care providers to utilize when the health care provider determines it is medically appropriate and indicated for his or her patients. Any physician or licensed alcohol addiction treatment provider is solely responsible for treatment options prescribed or recommended to his or her patients. At all times, such providers retain complete and exclusive authority, responsibility, supervision and control over their medical practice, their patients, the treatment that their patients receive and any decision to prescribe the implant to any of the provider’s patients. BioCorRx does not condition its license to health care providers accessing the implant on their making available the Counseling Program to the providers’ patients although BioCorRx certainly encourages that providers do so.

BioCorRx has issued several license agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has substantially expanded its operations since 2013 through the licensing and distribution opportunities of its Start Fresh Program. The locations offering the Start Fresh Program are located in Arizona, Southern California, Nebraska, Oklahoma, Texas, Nevada, Georgia, Illinois and Connecticut. The company’s current focus will continue on wider distribution across the United States, branding of the Start Fresh Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation services to clients nationwide as it expands the distribution of the Start Fresh Program and network of licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended June 30, 2015 Compared with Three Months ended June 30, 2014

Three months ended June 30,

	2015	2014
Net Sales	$457,780	$238,008
Total Operating Expenses	(4,365,519)	(685,813)
Net Interest Expense	(62,805)	(128,845)
Gain on change in derivative liability	199,824	916,232
Net (loss) income	$(3,770,720)	$339,582

Sales

Sales for the three months ended June 30, 2015 were $457,780 compared with $238,008 for the three months ended June 30, 2014, reflecting an increase of 92%.

The increase in sales revenue is directly related to the increase of patients treated at licensed clinics and Start Fresh Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2015 and 2014 were $4,365,519 and $685,813 reflecting an increase of $3,679,706. The primary reasons for the increase in 2015 were due i) the termination of our Naltrexone implant licensing agreementand replacing the rights with an acquisition agreement and ii) a loss on settlement of sub-licensing agreements, for charges of $3,639,694 and $118,027, respectively.

In addition, comparing the three months ended June 30, 2014 to June 30, 2015, consulting and investor relations fees increased from $126,091 to $206,272, accounting and legal fees increased from $68,882 to $92,946, advertising decreased from $29,977 to $9,019, and rent increased from $4,321 to $4,451. In addition, we incurred $95,823 as stock based compensation in 2015 compared to $52,907 in 2014.

Gain (loss) on change in Fair Value of Derivative Liability

As of June 30, 2015, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended June 30, 2015, we incurred a $199,824 gain on change in fair value of our derivative liabilities compared to $916,232 gain the same period, last year.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 were $62,805 and $128,845, respectively, the decrease is due reduction in debt discount amortization, a non-cash interest charge.

Net (Loss) Income

For the three months ended June 30, 2015, the Company experienced loss of $3,770,720 compared with a net income of $339,582 for the three months ended June 30, 2014.

Six Months ended June 30, 2015 Compared with Six Months ended June 30, 2014

Three months ended June 30,

	2015	2014
Net Sales	$733,245	$368,837
Total Operating Expenses	(4,648,653)	(1,208,368)
Net Interest Expense	(162,654)	(202,022)
Gain on change in derivative liability	104,168	304,950
Net loss	$(3,973,894)	$(736,603)

Sales

Sales for the six months ended June 30, 2015 were $733,245 compared with $368,837 for the six months ended June 30, 2014, reflecting an increase of 99%.

The increase in sales revenue is directly related to increase of patients treated at licensed clinics and Start Fresh Program distribution.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2015 and 2014 were $4,648,653 and $1,208,368 reflecting an increase of $3,440,285. The primary reasons for the increase in 2015 were due to: i) the termination of our Naltrexone implant licensing agreement and replacing the rights with an acquisition agreement and ii) a loss on settlement of sub-licensing agreements, for charges of $3,639,694 and $118,027, respectively.

In addition, comparing the six months ended June 30, 2014 to June 30, 2015, consulting and investor relations fees increased from $298,029 to $326,179, accounting and legal fees decreased from $155,727 to $103,565, advertising decreased from $168,947 to $52,377, and rent increased from $8,642 to $8,902. In addition, we incurred $136,133 as stock based compensation in 2015 compared to $138,194 in 2014.

Gain (loss) on change in Fair Value of Derivative Liability

As of June 30, 2015, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended June 30, 2015, we incurred a $104,168 gain on change in fair value of our derivative liabilities compared to $304,950 gain the same period, last year.

Interest Expense

Interest expense for the six months ended June 30, 2015 and 2014 were $162,654 and $202,022, respectively, the decrease is due reduction in debt discount amortization, a non-cash interest charge.

Net Loss

For the six months ended June 30, 2015, the Company experienced loss of $3,973,894 compared with a net loss of $736,603 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of approximately $128,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Six months ended June 30,

	2015	2014
Net cash (used in) provided by operating activities	$(394,849)	$387,351
Net cash used in investing activities	-	(32,890)
Net cash provided by (used in) financing activities	469,581	(142,085)
Net increase in cash	74,732	212,376
Cash, beginning of period	53,120	108,566
Cash, end of period	$127,852	$320,942

Currently we have no material commitments for capital expenditures as of June 30, 2015. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2014, the company entered into five separate licensing and distribution agreements whereby the Company received up-front licensing fees which allowed for sufficient cash flow to maintain operations. We believe that continued distribution opportunities will create a steady revenue stream by which sufficient cash flows can be maintained while the Company continues its growth and expansion.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue, our operations.

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $394,849 for the six months ended June 30, 2015 compared to $387,351 provided by operating activities the six months ended June 30, 2014. The reduction was primarily due to the reduction in proceeds directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities decreased by $32,890 for the six months ended June 30, 2015 compared to of six months ended June 30, 2014 primarily due to investments in acquisition deposits in 2014.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $611,666, from $142,085 used in financing activities for the six months ended June 30, 2014 to $469,581 cash provided by financing activities for the six months ended June 30, 2015. The increase is primarily from $400,000 received from investor advances and $75,000 from issuance of convertible note as compared to net payoffs of previous advances and notes payable in 2014.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2015 and December 31, 2014, the Company has a working capital deficit of $2,672,996 and $1,724,636, and an accumulated deficit of $12,538,787 and $8,564,893. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Stock-Based Compensation

FASB ASC 718 “Compensation Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.

The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 CONTROLS AND PROCEDURES

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2015, the Company issued an aggregate of 3,175,000 shares of its common stock for future services valued at $159,800 based on the underlying market value of the common stock at the date of issuance.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

________________

*	In accordance with SEC Release 33-8238, Exhibit 32.01 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX, INC.

Date: August 12, 2015	By:	/s/ Brady Granier
Brady Granier
Interim Chief Executive Officer, Chief Operating Officer and Director

Date: August 12, 2015	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director

