Form 10-Q
period 2015-09-30
BioCorRx Inc.
filed 2015-11-16
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

(714) 462-4880

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2015, there were 158,744,501 shares of registrant's common stock outstanding.

BIOCORRX, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$8,669	$53,120
Accounts receivable, net	43,900	78,500
Prepaid expenses	157,499	81,745
Total current assets	210,068	213,365

Property and equipment, net	4,474	6,194

Other assets:
Prepaid expenses, long term	82,603	95,054
Intellectual property, net	1,103,700	-
Licensing agreement, net	-	3,705,870
Deposits, long term	62,738	62,738
Total other assets	1,249,041	3,863,662

Total assets	$1,463,583	$4,083,221

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $586,982 and $403,357, respectively	$1,165,870	$776,253
Deferred revenue, short term	458,896	729,860
Settlements payable, short term	317,500	220,000
Advances from lenders	400,000	-
Notes payable, short term portion	1,518,660	74,823
Notes payable, net of debt discount, related party	280,562	137,065
Total current liabilities	4,141,489	1,938,001

Long term debt:
Deferred revenue, long term	180,684	1,187,166
Convertible notes payable, net of debt discount	685	-
Notes payable, long term portion	-	449,256
Notes payable, net of debt discount, related party	-	103,795
Settlements payable, long term	562,500	-
Warrant liability	40,639	98,702
Derivative liability	65,893	-
Total long term debt	850,401	1,838,919

Total liabilities	4,991,889	3,776,920

Stockholders' (deficit) equity:
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	16,000	16,000
Common stock, $0.001 par value; 200,000,000 shares authorized, 158,244,501 and 146,134,501 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	158,245	146,135
Common stock subscribed	100,000	100,000
Additional paid in capital	9,433,707	8,609,059
Accumulated deficit	(13,236,258)	(8,564,893)
Total stockholders' (deficit) equity	(3,528,306)	306,301

Total liabilities and stockholders' (deficit) equity	$1,463,583	$4,083,221

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues, net	$118,192	$434,041	$851,437	$802,878

Operating expenses:
Cost of implants and other costs	19,105	84,378	139,355	159,340
Selling, general and administrative	576,505	500,695	1,279,898	1,566,154
Termination of licensing agreement	-	-	3,639,694	-
Loss on settlement of sub-licenses	-	-	118,027	-
Depreciation and amortization	28,908	33,803	96,197	101,750
Total operating expenses	624,518	618,876	5,273,171	1,827,244

Loss from operations	(506,326)	(184,835)	(4,421,734)	(1,024,366)

Other income (expenses):
Interest expense, net	(164,742)	(131,791)	(327,396)	(333,813)
(Loss) gain on change in fair value of derivative liability	(26,403)	(67,253)	77,765	237,697

Loss before income taxes	(697,471)	(383,879)	(4,671,365)	(1,120,482)

Income taxes	-	-	-	-

Net loss	$(697,471)	$(383,879)	$(4,671,365)	$(1,120,482)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	158,060,044	143,549,555	153,016,644	136,583,677

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015

					Common	Additional
	Preferred stock		Common stock		stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, January 1, 2015	80,000	$16,000	146,134,501	$146,135	$100,000	$8,609,059	$(8,564,893)	$306,301
Common stock issued for services rendered	-	-	9,110,000	9,110	-	303,923	-	313,033
Common stock issuable in settlement of sub-licensing agreement	-	-	2,000,000	2,000	-	86,000	-	88,000
Common stock issued in payment for intellectual property	-	-	1,000,000	1,000	-	43,000	-	44,000
Common stock issuable in payment for intellectual property	-	-	-	-	-	88,000	-	88,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	158,959	-	158,959
Stock based compensation	-	-	-	-	-	1,318	-	1,318
Fair value of vested options	-	-	-	-	-	143,448	-	143,448
Net loss	-	-	-	-	-	-	(4,671,365)	(4,671,365)
Balance, September 30, 2015 (unaudited)	80,000	$16,000	158,244,501	$158,245	$100,000	$9,433,707	$(13,236,258)	$(3,528,306)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,671,365)	$(1,120,482)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization	96,197	101,750
Bad debt expense	85,122	-
Loss on settlement of sub-licenses	118,027	-
Termination of licensing agreement	3,639,694	-
Non-cash interest	134,554	-
Amortization of debt discount	84,886	211,826
Stock based compensation	396,971	225,764
Change in fair value of derivative liabilities	(77,765)	(237,697)
Changes in operating assets and liabilities:
Accounts receivable	(50,522)	(38,629)
Prepaid expenses and other current assets	(2,475)	(23,829)
Accounts payable and accrued expenses	389,617	59,384
Settlement payable	(240,000)	220,000
Deferred revenue	(407,473)	703,805
Net cash (used in) provided by operating activities	(504,532)	101,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisition deposit	-	(32,404)
Purchase of equipment	-	(486)
Net cash used in investing activities	-	(32,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	76,750
Proceeds from notes payable, related party	38,000	-
Proceeds from convertible notes payable	110,000	-
Proceeds from advances	400,000	-
Repayments of notes payable	(87,919)	(45,464)
Repayments of advances from lenders	-	(95,599)
Net repayments of notes payable, related party	-	(105,236)
Net cash provided by (used in) financing activities	460,081	(169,549)

Net decrease in cash	(44,451)	(100,547)
Cash, beginning of the period	53,120	108,566

Cash, end of period	$8,669	$8,019

Supplemental disclosures of cash flow information:
Interest paid	$2,418	$93,360
Taxes paid	$-	$-

Non-cash financing activities:
Note payable issued in settlement of sub-licensing fees	$900,000	$-
Note payable and common stock issued or issuable to acquire intellectual property	$1,132,000	$-
Common stock issued for exercise of options paid by amounts due to the option holders of the Company	$-	$172,500
Fair value of warrants issued for licensing fees	$-	$24,558
Common stock issued for licensing fees	$-	$89,500
Convertible notes payable and accrued interest exchanged for licensing rights	$-	$609,368

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 1 - BUSINESS

BioCorRx Inc., through its wholly owned subsidiary Fresh Start Private, Inc., distributes and licenses the BioCorRx Recovery Program for alcoholism and opioid addiction treatment that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention and a counseling/coaching program that is administered by specialized life coaches/counselors.

On January 7, 2014, the Company changed its name from Fresh Start Private Management, Inc. to BioCorRx Inc. In addition, effective February 20, 2014, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from CEYY to BICX.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 31, 2015.

Basis of Presentation:

The condensed consolidated financial statements include the accounts of BioCorRx, Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the "Company" or "BioCorRx"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue from services and product sales. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

The Company licenses technology to customers under licensing agreements that allow those customers to utilize the technology in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company's technology and additional royalties on covered services.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $194,622 and $109,500 as of September 30, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and December 31, 2014. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 10 and 12 for derivative liabilities and Footnote 14 and 15 for stock based compensation and other equity instruments.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, "Impairment or Disposal of Long-lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Net Income (loss) Per Share

The Company accounts for net income (loss) per share in accordance with Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10"), which requires presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares.

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of September 30, 2015 and 2014, potentially dilutive shares issuances were comprised of convertible notes payable, warrants and vested stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014 as they would be anti-dilutive:

	September 30,
	2015	2014
Shares underlying options outstanding	13,850,000	400,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	1,833,333	-
	18,313,333	3,030,000

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $1,825 and $54,202 as advertising costs for the three and nine months ended September 30, 2015 and $15,803 and $184,750 for the three and nine months ended September 30, 2014, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Stock Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete.

As of September 30, 2015, there were 10,000,000 employee and 3,850,000 non-employee stock options were outstanding with all options vested and exercisable. As of September 30, 2014, 400,000 non-employee stock options were outstanding with 360,000 shares vested and exercisable.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and nine months ended September 30, 2015 and 2014 related to losses incurred during such periods.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses which have resulted in an accumulated deficit of $13,236,258 and working capital deficiency of $3,931,421 at September 30, 2015 and loss from operations of $4,421,734 for the nine months ended September 30, 2015 which raises substantial doubt about the Company's ability to continue as a going concern.

Continuation as a going concern is dependent upon obtaining additional capital and upon the Company's attaining profitable operations. The Company will require a substantial amount of additional funds to build a sales and marketing organization, and to fund additional losses which the Company expects to incur over the next few years. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

The Company's property and equipment at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Office equipment	$15,137	$15,137
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,725
Less accumulated depreciation	(33,251)	(31,531)
	$4,474	$6,194

Depreciation expense charged to operations amounted to $608 and $1,720, respectively, for the three and nine months ended September 30, 2015; and $715 and $2,486, respectively, for the three and nine months ended September 30, 2014.

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization for the three and nine months ended September 30, 2015 was $-0- and $66,176, respectively; and $33,088 and $99,264 for the three and nine months ended September 30, 2014, respectively.

On June 30, 2015, the Company acquired the complete rights, title and interest in the Naltrexone Implant Formulation used specifically in the BioCorRx Recovery Program for an aggregate purchase price of $1,132,000 comprised of an obligation to pay $1,000,000 over 14 months starting October 1, 2015 and 3,000,000 of the Company's common stock at the market value of $0.044 per share as of the date of the agreement. The Company estimated a useful life of 10 years. Amortization for the three and nine months ended September 30, 2015 was $28,300.

In connection with the acquisition of the Naltrexone Implant formula, the Company wrote off the remaining unamortized balance of the licensing rights of $3,639,694 as a charge to the current period operations.

The Company follows Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

At December 31, 2014, the Company's management performed an evaluation of its intangible assets (licensing rights) for purposes of determining the implied fair value of the assets at December 31, 2014. The test indicated that the recorded book value of its licensing rights did not exceed its fair value for the year ended December 31, 2014 as determined by discounted future cash flows. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

Estimated future amortization expense as of September 30, 2015 is as follows:

Three months ended December 31, 2015	$28,300
2016	113,200
2017	113,200
2018	113,200
2019 and thereafter	735,800
Total	$1,103,700

NOTE 6 - DEFERRED REVENUE

In 2013 and 2014, the Company granted license and sub-license agreements for various regions or States in the United States allowing the licensee to market, distribute and sell solely in the defined license territory, as defined, the products provided by the Company. The agreements are granted for a defined period or perpetual and are effective as long as annual milestones are achieved.

Terms for payments for licensee agreements vary from full cash payment to defined terms. In cases where license or sub-license fees are uncollected or deferred; the Company nets those uncollected fees with the deferred revenue for balance sheet presentation.

On June 30, 2015, the Company entered into a separation agreement with a licensee and has agreed to reimburse prepaid license fees. The Company has agreed to issuance of 2,000,000 of the Company's common stock and a term note payable through September 16, 2019. The Company recorded a loss of sublicensing fees of $118,027 to current period operations. Under the confidentiality clause of the separation agreement the parties are prohibited from disclosing settlement amounts.

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of September 30, 2015 and December 31, 2014 was $639,580 and $1,917,026, respectively.

NOTE 7 - ADVANCE FROM LENDERS

During the nine months ended September 30, 2015, the Company received an aggregate of $400,000 of net proceeds in connection with the expected issuance of a promissory note. As of September 30, 2015, the note has yet to be executed and finalized or refunded. During the three and nine months ended September 30, 2015, the Company accrued $12,099 and $19,956 estimated interest due upon note finalization.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 8 - SETTLEMENTS PAYABLE

On June 13, 2013, Fresh Start Private Florida, LLC ("FSPF") filed a complaint against the Company alleging breach of a License Agreement whereby FSPF was to receive, implant, use, sell and otherwise commercialize the Naltrexone implant product and the Fresh Start Alcohol Rehabilitation Program throughout the state of Florida. The complaint alleged that the Company made certain misrepresentations and failed to provide certain operational documentation pursuant to the License Agreement. (Fresh Start Private Florida, LLC v. Fresh Start Private Management, Inc., Case No. 13-CA 1850, Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida).

On June 3, 2014, the Company entered into a settlement agreement to pay the plaintiff in increments through October 31, 2015 in exchange for dismissal of all pending litigation and termination of all prior and current agreements. Under the confidentiality clause of the settlement agreement the parties are prohibited from disclosing settlement amounts. The remaining unpaid balance as of September 30, 2015 was $55,000.

As described in Note 6 above, the Company entered into a separation agreement with a licensee and agreed to reimburse prepaid license fees. The Company has issued a term note payable through September 16, 2019.

As of September 30, 2015 and December 31, 2014, the outstanding liabilities related to settlement agreements were $880,000 and $220,000, respectively.

NOTE 9 - NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of September 30, 2015 was $518,660. The notes are currently in default.

As described in Note 5, the Company acquired the complete rights, title and interest for the Naltrexone Implant formula for an aggregate purchase price of $1,132,000 comprised, in part, of an obligation to pay $1,000,000. The obligation is payable over approximately 14 months. The remaining unpaid balance as of September 30, 2015 was $1,000,000.

NOTE 10 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On February 3, 2015, the Company sold to JMJ Financial a $250,000 Convertible Promissory Note. The JMJ note provides up to an aggregate of $225,000 in gross proceeds after taking into consideration an Original Issue Discount ("OID") of $25,000. The maturity date is two years from the effective date of each payment paid under the promissory note.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

In the event of default, the Purchaser has the right to require the Company to repay in cash all or a portion of the Note at a price equal to 125% of the aggregate principal amount of the Note plus all accrued but unpaid interest.

As of September 30, 2015, the Company has been funded by the purchaser as aggregate of, in the principal amount of $121,000, consisting of the aggregate principal sum of $110,000 advanced by the holder and $11,000 in OID.

The Company has identified the embedded derivatives related to the above described notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the funding dates of the JMJ note tranches, the Company determined the aggregate fair value of $239,511 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 144.83% to 172.85%, (3) weighted average risk-free interest rate of 0.52% to 0.70%, (4) expected life of 2.00 years, and (5) estimated fair value of the Company's common stock from $0.049 to $0.093 per share.

The determined fair value of the debt derivatives of $239,511 was charged as a debt discount up to the net proceeds of the note with the remainder of $134,554 charged to current period operations as non-cash interest expense.

During the nine months ended September 30, 2015, the Company paid off an aggregate of $75,000 of the outstanding notes. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $158,959 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.32% to 151.27%, (3) weighted average risk-free interest rate of 0.60% to 0.68%, (4) expected life of 1.58 to 1.67 years, and (5) estimated fair value of the Company's common stock of $0.04 to $0.05 per share.

At September 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $65,893. The Company recorded a gain (loss) from change in fair value of debt derivatives of $(25,252) and $19,702 for the three and nine months ended September 30, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 146.21%, (3) weighted average risk-free interest rate of 0.64%, (4) expected life of 1.97 years, and (5) estimated fair value of the Company's common stock of $0.0449 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2015 was $69,905 and $83,185, respectively, which was accounted for as interest expense.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 11 - NOTES PAYABLE-RELATED PARTY

As of September 30, 2015 and December 31, 2014, the Company received advances from Jorge Andrade, former director of the Company, Scott Carley, and Neil Muller, former President of the Company as loans from related parties. The loans are payable on demand and without interest.

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of September 30, 2015 is $163,610 with unamortized debt discount of $3,683.

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

At September 30, 2015, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 146.21%, (3) weighted average risk-free interest rate of 0.92%, (4) expected life of 2.52 years, and (5) estimated fair value of the Company's common stock of $0.0449 per share.

The Company recorded a (loss) gain from change in fair value of warrant liability of debt derivatives of $(1,151) and $58,063 for the three and nine months ended September 30, 2015, respectively.

At September 30, 2015, the warrant liability valued at $40,639, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 13 - INVESTMENT AGREEMENT

On June 25, 2015, the Company, entered into a common stock purchase agreement (the "Investment Agreement") with Northbridge Funding, Inc., a Delaware corporation (the "Investor"). The Investment Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $10,000,000 (the "Total Commitment") worth of the Company's common stock, $0.001 par value (the "Shares").

From time to time over the term of the Investment Agreement, commencing on the trading day immediately following the date on which an initial registration statement is declared effective by the Securities and Exchange Commission (the "Commission"), the Company may provide the Investor with a draw down notice to purchase a specified dollar amount of Shares, with each draw down subject to certain limitations.

The applicable purchase price is defined as a price equal to 80% of the three lowest closing prices traded twelve consecutive trading days prior to the drawdown notice inclusive to the drawdown notice date.

In connection with the Investment Agreement, the Company is obligated to issue 200,000 shares of its common stock as a commitment fee.

As of September 30, 2015, the Company has not been funded by the purchaser.

NOTE 14 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of September 30, 2015 and December 31, 2014, the Company had 80,000 shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of September 30, 2015 and December 31, 2014, the Company had 158,744,501 shares and 146,134,501 shares of common stock issued and outstanding.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

On June 30, 2015, the Company entered into a separation agreement and agreed to issue 2,000,000 of the Company's common stock which was valued at $88,000, of which were issued July 2015.

On July 1, 2015, the Company issued 1,000,000 shares of its common stock to acquire intellectual property (Note 5) valued at $44,000 as part of an obligation to issue an aggregate of 3,000,000 shares. The Common stock was valued based on the underlying market value of the common stock at the date of obligation.

The Company issued shares of common stock for future services. The Company amortizes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the three and nine months ended September 30, 2015, the Company recorded $108,764 and $233,432, respectively, as stock based compensation. The unamortized balance of $236,243 and $175,414 as of September 30, 2015 and December 31, 2014, respectively, is classified as part of prepaid expenses in the accompanying balance sheet.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Employee Options

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company under the 2014 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10	10,000,000	4.13	$0.10	10,000,000	$0.10

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	9,000,000	$0.015
Granted	15,000,000	0.100
Exercised	(9,000,000)	0.015
Expired	-	-
Outstanding at December 31, 2014	15,000,000	$0.100
Granted	-
Exercised	-
Canceled	(5,000,000)	0.10
Outstanding at September 30, 2015	10,000,000	$0.100

The intrinsic value of the vested employee stock options as of September 30, 2015 was $-0- based on the Company's stock price of $0.0449 per share at September 30, 2015.

During the nine months ended September 30, 2015, 5,000,000 previously issued options issued to a former officer were returned and canceled.

Non-employee options

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company under the 2013 and 2014 Stock Option Plans:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.045	3,500,000	4.81	$0.045	3,500,000	$0.045
$0.10	200,000	3.02	$0.10	200,000	$0.10
$0.20	150,000	3.44	$0.20	150,000	$0.20
	3,850,000	4.66	$0.10	3,850,000

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,750,000	$0.015
Granted	150,000	0.200
Exercised	(2,550,000)	0.017
Expired	-	-
Outstanding at December 31, 2014	350,000	0.140
Granted	3,500,000	0.045
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2015	3,850,000	$0.14

The assumptions used in the valuation of stock options vesting during the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	0.89% to 1.72%	1.07% to 1.73%
Expected term of option	3.95 to 5.00 years	4.27 to 4.70 years
Expected stock price volatility	151.39% to 164.63%	205.83% to 226.04%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.

The intrinsic value of the vested non- employee stock options as of September 30, 2015 was $-0- based on the Company's stock price of $0.0449 per share at September 30, 2015.

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.25	1,475,000	3.19	$0.25	1,475,000	3.19
1.00	1,155,000	2.76	1.00	1,155,000	3.76
$0.58	2,630,000	3.00	$0.58	2,630,000	3.00

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,430,000	$1.00
Issued	1,475,000	0.25
Exercised	-	-
Expired	(1,275,000)	(1.00)
Outstanding at December 31, 2014	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Canceled	-	-
Outstanding at September 30, 2015	2,630,000	$0.58

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and nine months ended September 30, 2015, the Company incurred $29,167 and $100,000, respectively, and during three and nine months ended September 30, 2014, the Company incurred $18,750 and $56,250, respectively, as consulting fees and expense reimbursements. As of September 30, 2015 and December 31, 2014, there was an unpaid balance of $143,745 and $60,675, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and nine months ended September 30, 2015, the Company incurred $43,750 and $114,583, respectively, and during the three and nine months ended September 30, 2014, the Company incurred $56,510 and $94,010, respectively, as consulting fees. As of September 30, 2015 and December 31, 2014, there was an unpaid balance of $147,413 and $100,260, respectively.

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and nine months ended September 30, 2015 the Company incurred $43,750 and $114,583, respectively and during the three and nine months ended September 30, 2014, the Company incurred $37,760 and $75,260, respectively, as consulting fees. As of September 30, 2015 and December 31, 2014, there was an unpaid balance of $92,349 and $45,196, respectively.

The Company has an arrangement with Kent Emry, an officer of the Company,. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three and nine months ended September 30, 2015 the Company incurred $6,250, and during the three and nine months ended September 30, 2014, the Company incurred $18,750 and $56,250, respectively, as consulting fees. As of September 30, 2015 and December 31, 2014, there was an unpaid balance of $34,375 and $28,125, respectively.

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company's revenues earned from sale of products and services for the three months ended September 30, 2015 included 21%, 10%, 29%, 10%, 10% and 10% (aggregate of 90%) from six customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the nine months ended September 30, 2015 included 14%, 24%, 10% and 16% (aggregate of 64%) from four customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the three months ended September 30, 2014 included 18%, 48% and 18% (aggregate of 84%) from three customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the nine months ended September 30, 2014 included 14%, 45% and 28% (aggregate of 87%) from three customers of the Company's total revenues.

Two customers accounted for 49.1% and 19.9% (aggregate of 69%) of the Company's total accounts receivable at September 30, 2015 and three customers accounted for 65%, 16% and 10% of the Company's total accounts receivable at December 31, 2014.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Debt derivative liability	$-	$-	$65,893	$65,893
Warrant liability	$-	$-	$40,639	$40,639
Total	$-	$-	$106,532	$106,532

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$98,702	$98,702
Total	$-	$-	$98,702	$98,702

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2013 through September 30, 2015:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2013	$1,019,103	$287,731
Transfers in (out):
Fair value of debt derivative at note extinguishment transferred to equity	(800,987)
Fair value of warrant liability at date of cancellation transferred to equity		(129,551)
Mark-to-market at December 31, 2014:
Embedded derivative	(218,116)	(59,478)
Balance, December 31, 2014	-	98,702
Transfers in (out):
Initial fair value of debt derivative at note issuance	244,554
Fair value of debt derivative at note extinguishment transferred to equity	(158,959)
Mark-to-market at September 30, 2015:
Embedded derivative	(19,702)	(58,063)
Balance, September 30, 2015	$65,893	$40,639

NOTE 19 - SUBSEQUENT EVENTS

On October 1, 2015, the Company, entered into and closed a securities purchase agreement with St. George Investments LLC, pursuant to which the Company sold to St. George a convertible promissory note in the principal amount of $85,000, for a purchase price of $75,000.

The Company, at its discretion, has the option to issue two (2) subsequent promissory notes, each in the principal amount of $82,500, each for a purchase price of $75,000, convertible into shares of common stock, $0.001 par value per share.

The Notes are convertible into Common Stock at a conversion price equal to 60% of the lowest closing intra-day trade price of the common stock for the twenty five trading days prior to conversion. Repayment of each Note is due one year from the date of issuance. The Notes accrue interest at the rate of 12% per year, due at maturity. The Company may prepay the Notes at any time on or before the date that is one hundred twenty (120) days from the applicable issuance date of the Notes.

In November 2015, the Company issued 25,000 shares of its common stock for consulting services agreement commencing in February 27, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as "may" "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for materials, and competition.

Business Overview

We are an addiction rehabilitation service company and developer of the BioCorRx Recovery Program headquartered in Santa Ana, California. We were established in January 2010 and currently operating in Santa Ana, California. The Company's current treatment program is called the BioCorRx Recovery Program. On January 7, 2014 we changed our name to BioCorRx Inc. to take advantage of unique branding of our BioCorRx Recovery Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Addiction Rehabilitation Hospital.

The BioCorRx Recovery Program is an addiction treatment program comprised of two parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the drug, Naltrexone (implanted under the skin) (the "Implant") which can reduce alcohol and opioid cravings over a period of time which typically is several months and longer than other means of administration of Naltrexone such as oral and injectable forms; and (2) uniquely and specifically structured, intensive one on one substance abuse addiction life coaching/counseling program developed by BioCorRx, Inc. (the "Counseling Program").

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

BioCorRx is not a licensed health care provider and does not provide health care services to patients. BioCorRx does not operate substance abuse clinics. BioCorRx makes the BioCorRx Recovery Program available to health care providers to utilize when the health care provider determines it is medically appropriate and indicated for his or her patients. Any physician or licensed alcohol addiction treatment provider is solely responsible for treatment options prescribed or recommended to his or her patients. At all times, such providers retain complete and exclusive authority, responsibility, supervision and control over their medical practice, their patients, the treatment that their patients receive and any decision to prescribe the implant to any of the provider's patients. BioCorRx does not condition its license to health care providers accessing the implant on their making available the Counseling Program to the providers' patients although BioCorRx certainly encourages that providers do so.

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has substantially expanded its operations since 2013 through the licensing and distribution opportunities of its BioCorRx Recovery Program. The locations offering the BioCorRx Recovery Program are located in Arizona, California, Nebraska, Oklahoma, Texas, Nevada, Georgia, Illinois and Connecticut. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation services to clients nationwide as it expands the distribution of the BioCorRx Recovery Program and network of licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended September 30, 2015 Compared with Three Months ended September 30, 2014

Three months ended September 30,

	2015	2014
Net Revenues	$118,192	$434,041
Total Operating Expenses	(624,519)	(618,876)
Net Interest Expense	(164,742)	(131,791)
Loss on change in derivative liability	(26,403)	(67,253)
Net loss	$(697,471)	$(383,879)

Revenues

Sales for the three months ended September 30, 2015 were $118,192 compared with $434,041 for the three months ended September 30, 2014, reflecting a decrease of 73%.

The decrease in revenue is directly related to the reduced of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2015 and 2014 were $624,518 and $618,876 reflecting an increase of $5,643.

In addition, comparing the three months ended September 30, 2014 to September 30, 2015, consulting and investor relations fees decreased from $167,512 to $76,338, accounting and legal fees increased from $67,395 to $82,985, advertising decreased from $15,803 to $1,825, and rent increased from $4,493 to $4,875. In addition, we incurred $251,037 as stock based compensation in 2015 compared to $87,570 in 2014.

Gain (loss) on change in Fair Value of Derivative Liability

As of September 30, 2015, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended September 30, 2015, we incurred a $26,403 loss on change in fair value of our derivative liabilities compared to $67,253 loss in the same period, last year.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 were $164,742 and $131,791, respectively, the increase is due reduction in debt discount amortization, a non-cash interest charge.

Net Loss

For the three months ended September 30, 2015, the Company experienced loss of $697,471 compared with a net loss of $383,879 for the three months ended September 30, 2014.

Nine Months ended September 30, 2015 Compared with Nine Months ended September 30, 2014

Nine months ended September 30,

	2015	2014
Net Revenues	$851,437	$802,878
Total Operating Expenses	(5,273,171)	(1,827,244)
Net Interest Expense	(327,396)	(333,813)
Gain on change in derivative liability	77,765	237,697
Net loss	$(4,671,365)	$(1,120,482)

Revenues

Sales for the nine months ended September 30, 2015 were $851,437 compared with $802,878 for the nine months ended September 30, 2014, reflecting an increase of 6%.

The increase in sales revenue is directly related to increase of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2015 and 2014 were $5,273,171 and $1,827,244 reflecting an increase of $3,445,9275. The primary reasons for the increase in 2015 were due to: i) the termination of our Naltrexone implant licensing agreement and replacing the rights with an acquisition agreement and ii) a loss on settlement of sub-licensing agreements, for charges of $3,639,694 and $118,027, respectively.

In addition, comparing the nine months ended September 30, 2014 to September 30, 2015, consulting and investor relations fees decreased from $465,541 to $402,517, accounting and legal fees decreased from $223,122 to $110,212, advertising decreased from $184,750 to $54,202, and rent decreased from $13,135 to $11,952. In addition, we incurred $387,170 as stock based compensation in 2015 compared to $225,764 in 2014.

Gain (loss) on change in Fair Value of Derivative Liability

As of September 30, 2015, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended September 30, 2015, we incurred a $77,765 gain on change in fair value of our derivative liabilities compared to $237,697 gain the same period, last year.

Interest Expense

Interest expense for the nine months ended September 30, 2015 and 2014 were $327,396 and $333,813, respectively, the decrease is due reduction in debt discount amortization, a non-cash interest charge.

Net Loss

For the nine months ended September 30, 2015, the Company experienced loss of $4,671,365 compared with a net loss of $1,120,482 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of approximately $9,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Nine months ended September 30,

	2015	2014
Net cash (used in) provided by operating activities	$(504,532)	$101,892
Net cash used in investing activities	-	(32,890)
Net cash provided by (used in) financing activities	460,081	(169,549)
Net decrease in cash	(44,451)	(100,547)
Cash, beginning of period	53,120	108,566
Cash, end of period	$8,669	$8,019

Currently we have no material commitments for capital expenditures as of September 30, 2015. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $504,532 for the nine months ended September 30, 2015 compared to $101,892 provided by operating activities the nine months ended September 30, 2014. The reduction was primarily due to the reduction in proceeds directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities decreased by $32,890 for the nine months ended September 30, 2015 compared to of nine months ended September 30, 2014 primarily due to investments in acquisition deposits in 2014.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $629,630, from $169,549 used in financing activities for the nine months ended September 30, 2014 to $460,081 cash provided by financing activities for the nine months ended September 30, 2015. The increase is primarily from $400,000 received from investor advances and $110,000 from issuance of convertible note as compared to net payoffs of previous advances and notes payable in 2014.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2015 and December 31, 2014, the Company has a working capital deficit of $3,931,421 and $1,724,636, and an accumulated deficit of $13,236,258 and $8,564,893. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Revenue Recognition

The Company generates revenue from services. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

The Company licenses technology to customers under licensing agreements that allow those customers to utilize the technology in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company's technology and additional royalties on covered services. Revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of technology or intellectual property rights has occurred; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured. Under these license agreements, the Company generally receives an initial non-refundable license fee and in some cases, additional running royalties. Revenue from royalties is recognized when earned and when amounts can be reasonably estimated.

Deferred Revenue

The Company from time to time collects initial license fees when license agreements are signed and become effective. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the economic life of the related contract.

Derivative Financial Instruments

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity's own Equity ("ASC 815-40") became effective for the Company on October 1, 2009. The Company's convertible debt has variable conversion rates to the exercise price, which prohibit the Company from determining the number of shares needed to settle the conversion of the debt.

Stock-Based Compensation

FASB ASC 718 "Compensation Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for "smaller reporting companies."

ITEM 4. CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.We are currently not a party to any material legal proceedings or claims not previously disclosed on Form 8-K.

Item 1A. Risk Factors

Not required under Regulation S-K for "smaller reporting companies."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2015, the Company issued an aggregate of 9,050,000 shares of its common stock for current and future services valued at $319,215 based on the underlying market value of the common stock at the date of issuance.

In August 2015, the Company issued an aggregate of 60,000 shares of its common stock for current and future services valued at $2,867 based on the underlying market value of the common stock at the date of issuance.

The above securities were issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act") and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 INS	XBRL Instance Document

101 SCH	XBRL Schema Document

101 CAL	XBRL Calculation Linkbase Document

101 LAB	XBRL Labels Linkbase Document

101 PRE	XBRL Presentation Linkbase Document

101 DEF	XBRL Definition Linkbase Document

________________

*	In accordance with SEC Release 33-8238, Exhibit 32.01 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX, INC.

Date: November 16, 2015	By:	/s/ Brady Granier
Brady Granier
Interim Chief Executive Officer, Chief Operating Officer and Director

Date: November 16, 2015	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director

