Form 10-K
period 2015-12-31
BioCorRx Inc.
filed 2016-04-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

Commission File Number: 333-153381

BioCorRx® Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 N. Parkcenter Drive, Suite 103 Santa Ana, California	92705	(714) 462-4880
(Address of principal executive office)	(Zip Code)	(Registrant's telephone number, Including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates (based upon the closing sale price of $0.044 per share on the (Over the Counter Bulletin Board) of the registrant as of June 30, 2015: $5,482,954.

As of April 14, 2016, there were 165,394,501 shares of registrant's common stock outstanding.

PART I

ITEM 1 – BUSINESS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

In this Annual Report on Form 10-K, the terms "we", "our", and "us" refer to BioCorRx® Inc. ("BioCorRx®") and our wholly owned subsidiary, Fresh Start Private, Inc. (FSP).

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of FSP, the principal business of the Company originally was to develop "green" renewable fuel sources for agricultural operations, specifically biodiesel. On July 26, 2010, we filed an amendment to our Articles of Incorporation changing our name to Fresh Start Private Management, Inc. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcoholism and opioid addiction treatment through our BioCorRx® Recovery Program.

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

On January 7, 2014, we filed an amendment to our articles of incorporation changing our name to BioCorRx® Inc.

Business Overview

Through our wholly owned subsidiary, we distribute and license the BioCorRx® Recovery Program for alcoholism and opioid addiction treatment headquartered in Santa Ana, California. We were established in January 2010 and are currently operating in Santa Ana, California. We developed the BioCorRx® Recovery Program for the treatment of alcoholism and opioid addiction consisting of a Naltrexone implant that is placed under the skin in the lower abdomen coupled with a counseling/life coaching program including sessions (16 sessions on average but not limited to) from specialized life coaches and/or counselors.

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital.

The BioCorRx® Recovery Program

We have developed and own the rights to an innovative alcoholism and opioid addiction treatment program, called BioCorRx® Recovery Program, that empowers patients to succeed in their overall recovery. We offer a comprehensive medication-assisted treatment (MAT) program that combines non-addictive medication coupled with psycho-social counseling. We have been operating for approximately 60 months and over 700 patients have been treated with our program since we began operating. Currently, about 2 to 3 patients per month are being treated with our program. This number fluctuates depending on provider(s) current advertising. The addiction treatment services reported cost from provider to patient is an average of $17,500 per patient and a portion is sometimes covered by insurance. This amount varies due to many factors, the major ones being, type of insurance policy and patients out of network deductibles. In addition, there are the service provider expenses, and surgery center costs (if not done in the medical provider's office). Services may also be provided to cash patients, by licensed providers, at discounted rates due to financial difficulties.

The BioCorRx® Recovery Program is a comprehensive addiction program which includes life coaching and/or counseling (16 sessions on average but not limited to), coupled with a Naltrexone Implant. The implant is specifically compounded with a prescription from a medical doctor for each individual and is designed to release naltrexone into the body over several months. The Naltrexone Implant means a single administration, long acting Naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

Treatment Philosophy

Our alcoholism and opioid addiction treatment program empowers patients to succeed. A detailed description of our treatment philosophy is as follows:

Medical Intervention: It is essential to significantly reduce a patient's cravings for alcohol and opioids in order to fully break the cycle of addiction. We have built our BioCorRx® Recovery Program around a state-of-the-art, minimally invasive, biodegradable implant of Naltrexone. Naltrexone is an FDA-approved pharmaceutical used for the treatment of alcoholism and opioid addiction. A licensed physician surgically inserts a marble-sized pellet(s) under the skin in the lower abdomen. The pellet is absorbed into the body and dissolves within several months following the procedure in most patients depending on their metabolism and other factors.

Focus on Treatment: Unlike many other addiction treatment programs, we focus entirely on the treatment of alcohol and opioid addiction. It is our belief that alcohol and opioid addiction should be treated differently from most addictions to other substances.

Comprehensive Approach: Alcoholism and opioid addiction is a complex disease that needs a program specifically designed to treat the body, the mind, and the spirit of an addict. We have created a comprehensive recovery program that includes state-of-the-art medical intervention, individually tailored coaching and/or counseling program sessions, rebuilding of the networks of family and friends, and post-treatment continuing care. Our program typically lasts for up to 6 months from the initial surgical procedure of inserting the Naltrexone pellet(s). We believe that through our comprehensive treatment method, clients will have the highest possible chances of full recovery from alcohol and opioid dependency.

Focus on Family and Friends: We believe that the attention from family and friends are the most important elements in the treatment of alcohol and opioid addiction. The program makes family and friends an essential element of the patients' recovery and asks that they play an important role in both the initial treatment phase and in the long-term recovery process.

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

Naltrexone Implant: Our unique program has reduced physical cravings for numerous patients suffering from alcoholism and opioid addiction. Our implant is believed to reduce cravings over the period of several months in most patients depending on their metabolism and other factors. During this time, the program focuses on addressing the mental dependence on alcohol and opioids. The implant is a Naltrexone pellet(s) that is the size of a marble and inserted via an outpatient surgical procedure into the lower abdomen of the patient. The Naltrexone pellet will be absorbed by the body over several months and will automatically dissolve and not need to be removed.

All procedures to place the Naltrexone pellets into patients are performed at several independently owned and licensed provider locations. There are over 15 licensed providers throughout California, Arizona, Connecticut, Atlanta, Illinois, Nebraska, Oklahoma, Louisiana, Tennessee, Nevada, Wisconsin and Pennsylvania that offer the BioCorRx® Recovery Program. Addresses of all independently owned provider locations offering our program are available on our website www.beataddiction.com. The procedures are performed by a licensed medical physician.

The Naltrexone implant is produced by select compounding pharmacies contracted by Trinity Compound Solutions, Inc. We entered into an exclusive license dated September 7, 2010 (the "License Agreement") with Trinity Compound Solutions, Inc. (formerly known as Trinity Rx Solutions, LLC) ("Trinity"). In accordance with the terms and provisions of the License Agreement, Trinity shall provide to us access to the Naltrexone implant that has been designed for alcoholism and opioid addiction. As consideration for the License Agreement, the Company has issued 5,672,250 shares of our common stock (which was equal to 7.5% of the total shares outstanding at the time of the execution of the agreement) and a payment of $600 for each prescription requested by us.

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

The Naltrexone implant is two small pellets that are inserted beneath the skin in the subcutaneous fat located in the lower abdomen. The implant procedure is an outpatient procedure that takes approximately 30 minutes. A local anesthetic is administered when the pellets are implanted and the patient is free to leave the clinic and return to normal activities within a few hours of the procedure in most cases. The pellets are biodegradable and will gradually dissolve in the human body. The pellets contain a medicine called Naltrexone, which has been shown to block receptors in the brain that crave alcohol and opioids. Naltrexone is an FDA approved medication and all patients are required to obtain a prescription for the drug from a medical doctor. The doctors employed by the licensed providers are responsible for evaluating the patients, determining if the patient is a candidate and, if so, writing the prescription. The prescription is then presented to compounding pharmacies contracted by Trinity that produce the pellets using Naltrexone as the core ingredient.

Once the pellet is implanted in the patient, they are usually free to return to work on the next business day and will be contacted by a life coach and/or counselor within the next 2 to 3 days to begin coaching and/or counseling sessions, if not sooner.

BioCorRx® Recovery Program Counseling: We developed a counseling program to assist patients in treating their dependence on alcohol and opioids. Prior to, or upon receiving the Naltrexone implant, each patient will meet with a counselor. This counselor will counsel the patient for the next 6 months following the implant to help them cope with and address their dependence on alcohol and/or opioids. Each patient receives approximately 16 1-hour sessions with a counselor.

As part of the life coaching and/or counseling service, life coaches/counselors focus on bringing family and friends into the recovery process. This provides emotional support for patients and allows them to understand that they have people that care for them and want them to remain sober.

The final part of the life coaching and/or counseling is remaining in contact with patients after the 6 month period of direct coaching and/or counseling is over. Contact with patients is encouraged after the procedure and life coaching and/or counseling is completed to ensure that clients maintain their sobriety and remain fully committed to sober living.

Marketing Strategy

We have and will continue to use a variety of advertising and marketing channels to increase our exposure and awareness to prospective patients about our BioCorRx® Recovery Program. In addition to word of mouth from patients, we are focusing advertising and public relations on the radio, television and digital.

Competition

We offer a unique, proprietary treatment plan for alcoholism and opioid addiction. However, there are many services and clinics that already provide support for addiction. There are rehabilitation and treatment centers within close proximity to our licensed providers that provide alcohol and opioid addiction treatment and detoxification services. We hope to distinguish ourselves from our competition by proving that our program is successful and our success rate is much higher than our competitors. We intend to continue our expansion of the number of licensed providers throughout the United States using our program on their patients.

The following is a detailed description of leading rehabilitation service providers in and around our current area of operations:

Passages: a treatment center for people with addiction problems. Located in Malibu, California, Passages is run by a father-son team of treatment specialists. It offers a unique philosophy and treatment method, utilizing one-on-one therapy sessions. Passages provides clients with over 100 hours of attention by the end of their month long stay. However, Passages has received scrutiny for its unconventional methods. Portions of Passages philosophy run counter to the majority of scientific research into addiction. These aspects of Passages' philosophy include denial of addiction as a disease, and an elimination of the 12-step method.

Cliffside: a personalized alcohol and drug rehabilitation provider located in Malibu, California. It employs a range of traditional and alternative treatments including personal, group, and family counseling, herbology, massage, yoga, and acupuncture. Cliffside offers treatment for alcohol, cocaine, heroin, pharmaceuticals, and methamphetamine addiction along with interventions, drug rehab, opiates detox, and treatment for depression and eating disorders. On the other hand, Cliffside is one of the "luxury" addiction treatment centers located in Malibu, and charges large fees for its services.

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

Intellectual Property

On June 30, 2015, we acquired the complete rights, title and interest in the Naltrexone Implant Formulation used specifically in the BioCorRx Recovery Program for an aggregate purchase price of $1,132,000 comprised of an obligation to pay $1,000,000 over 14 months starting October 1, 2015 and 3,000,000 of the Company's common stock at the market value of $0.044 per share as of the date of the agreement.

Government Regulation and Approvals

All surgical procedures need to be completed by a licensed physician.

The Naltrexone implant does not need any approval because Naltrexone is already an FDA approved medication. Once the physician writes a prescription for Naltrexone, a pharmacist can put it into a compounded form under U.S. Compounding laws and then administer the medication.

Other than the necessary approvals described above, we are not aware of any other governmental regulations or approvals for any of our products.

MATERIAL AGREEMENTS

On October 2, 2013 we entered into a five year license and access agreement with Start Fresh Alcohol Recovery Clinic, Inc. (the "Medical Group") and Dr. George Fallieras. In accordance with the terms and conditions of the agreement the Company granted the exclusive, non-sublicensible and non-transferable right and license to access the Naltrexone implant products. The Medical Group shall pay to the Company a license fee at a negotiated royalty rate per program.

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

On November 30, 2015, the Company and Kryptonite Investments LLC entered into an amendment of Restatement of Sublicense Agreement, which amends certain terms of agreement. The execution date of the original License Agreement shall remain the effective date of the Restatement and all obligations.

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

On June 30, 2015, the Company entered into a sublicense release agreement with Sobriety and Addiction Solutions (SAS) [also known as Fresh Start No Cal LLC and MyLife Recovery Centers]. SAS agreed to terminate and relinquish all rights granted under sublicense agreements, dated May 13, 2014, May 15, 2014 and June 25, 2014.

On January 26, 2015, the Company granted three-year distribution rights to Start Fresh Management LLC in Plano, TX. The distributor has agreed to pay a program access fee for each program order. Either party may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

On March 10, 2015, the Company granted six month distribution rights to Corona Physical Medicine in Corona, CA. The distributor has agreed to pay a program access fee for each program order. Either party may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

On March 20, 2015, the Company entered into a Sales Agency Agreement with Myriad Medical Marketing (MMM). MMM agreed to become the exclusive sales agent for BioCorRx within the Wellness Center category in the United States.

On June 30, 2015, the Company entered into an Asset Purchase Agreement with Trinity Compound Solutions Inc. The company agreed to purchase the intellectual property and contractual rights of the Naltrexone Implant Formulation for one million dollars ($1,000,000), plus three million (3,000,000) common restricted shares of BioCorRx Inc.

On August 14, 2015, the Company granted six month distribution rights to Next Advance Medicine in Irvine, CA. The distributor has agreed to pay a program access fee for each program order. Either party may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

 On August 26, 2015, the Company granted six month distribution rights to Escalon Physical Medicine in Escalon, CA and Scott Medical Health Center in Pittsburgh, PA respectively. The distributors have agreed to pay a program access fee for each program order. The parties may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

On September 2, 2015, the Company granted six month distribution rights to Coastside Health and Medical Clinic Inc. in Daly City, CA, COR Medical Group in Palmdale, CA and Mazolewskioc Medical PC in San Diego, CA respectively. The distributors have agreed to pay a program access fee for each program order. The parties may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

On September 22, 2015, the Company granted six month distribution rights to Superior Health Care LLC in Canton, GA. The distributor has agreed to pay a program access fee for each program order. Either party may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

On October 21, 2015, the Company granted five year distribution rights to Kalani Total Health Center in Oxnard, CA. The distributor has agreed to pay a program access fee for each program order. Either party may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

On December 1, 2015, the Company granted five year distribution rights to Pain Mechanix, in Mesa, AZ and SL Solutions in Oconomowoc, WI respectively. The distributor has agreed to pay a program access fee for each program order. The parties may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

On December 15, 2015, the Company granted five year distribution rights to Metabolic Health and Wellness LLC in Memphis, TN. The distributor has agreed to pay a program access fee for each program order. Either party may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

On December 28, 2015, the Company granted five year distribution rights to Global Medical Center LLC in Slidell, LA. The distributor has agreed to pay a program access fee for each program order. Either party may elect to non-renew the distribution agreement by providing written notice to other party with a sixty day notice.

ITEM 1A – RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information under this item.

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

ITEM 3 – LEGAL PROCEEDINGS

On March 9, 2016, Jorge Andrade (former Company's Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. As of December 31, 2015, the Company has an aggregate accrual of $250,000 comprised of accounts payable and accrued expenses of $195,845 and notes payable, related party of $54,155.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been approved for quotation on The OTC Bulletin Board under the symbol "BICX." The Company stock began trading on August 30, 2010. The table below sets forth the high and low bid prices for our common stock for the period indicated as reported on the OTCBB website.

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2015	0.045	0.020
September 30, 2015	0.060	0.030
June 30, 2015	0.125	0.040
March 31, 2015	0.120	0.040
December 31, 2014	0.195	0.082
September 30, 2014	0.155	0.089
June 30, 2014	0.195	0.09
March 31, 2014	0.310	0.105

As of April 14, 2016, 165,394,501 shares of our common stock were issued and outstanding.

Holders

As of April 14, 2016, there were approximately 100 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan, the BioCorRx, Inc. 2014 Stock Option Plan (the "Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	14,500,000	-	14,500,000
Total	14,500,000	-	14,500,000

2014 Stock Option Plan

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 under which an aggregate of 20,000,000 of our shares may be issued.

During fiscal year ended December 31, 2014, we granted an aggregate 15,000,000 Stock Options to our officers and directors of which 5,000,000 were subsequently canceled.

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

Registration Statement

We filed a registration statement on Form S-8 dated November 19, 2014 (the "Registration Statement") registering an aggregate of 20,000,000 shares of our common stock underlying the Stock Options. We granted an aggregate of 15,000,000 Stock Options as registered under the Registration Statement. The Registration Statement was subsequently amended on November 19, 2014 and January 7, 2015. The Registration Statement was subsequently amended on November 19, 2014 and January 7, 2015.

Recent Sales of Unregistered Securities

None

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for "smaller reporting companies."

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

Business Overview

We are an addiction healthcare solutions company and developer of the BioCorRx® Recovery Program headquartered in Santa Ana, California. We were established in January 2010 and currently operating in Santa Ana, California. The Company's current treatment program is called the BioCorRx® Recovery Program. On January 7, 2014 we changed our name to BioCorRx® Inc. to take advantage of unique branding of our BioCorRx® Recovery Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital.

The BioCorRx® Recovery Program is an alcoholism and opioid addiction treatment program comprised of two parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the drug, Naltrexone (implanted under the skin) (the "Implant") which reduces alcohol cravings over a period of time which typically is longer than most other formulations or means of injection of the drug Naltrexone; and (2) a uniquely and specifically structured, intensive one on one counseling program developed by BioCorRx, Inc. (the "Counseling Program").

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

BioCorRx is not a licensed health care provider and does not provide health care services to patients. BioCorRx does not operate substance abuse clinics and does not employ substance abuse counselors or coaches at this time. At times, addiction counselors and/or coaches may be contracted by BioCorRx to provide services to patients of our independent center partners. BioCorRx makes the BioCorRx® Recovery Program available to health care providers to utilize when the health care provider determines it is medically appropriate and indicated for his or her patients. Any physician or licensed alcohol addiction treatment provider is solely responsible for treatment options prescribed or recommended to his or her patients. At all times, such providers retain complete and exclusive authority, responsibility, supervision and control over their medical practice, their patients, the treatment that their patients receive and any decision to prescribe the implant to any of the provider's patients. BioCorRx does not condition its license to health care providers accessing the implant on their making available the Counseling/Coaching Program to the providers' patients – although BioCorRx certainly encourages that providers do so.

BioCorRx has issued several license agreements to several unrelated third parties involving the establishment of alcoholism rehabilitation and treatment centers and creating certain alcoholism rehabilitation programs. The Company has continued to expand its operations in 2015 through distribution opportunities of its BioCorRx® Recovery Program. There are over fifteen locations now offering the BioCorRx® Recovery Program in California, Arizona, Connecticut, Atlanta, Illinois, Nebraska, Oklahoma, Louisiana, Tennessee, Nevada, Wisconsin and Pennsylvania. The Company's current focus will continue on expansion to more territories across the United States, branding of the BioCorRx® Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation services to clients nationwide as it expands its network of independent licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	2015	2014
Revenues	$924,732	$1,170,922
Total Operating Expenses	(6,042,616)	(4,223,497)
Gain on settlement agreement	731,973	-
Net Interest Expense	(377,087)	(352,799)
Gain on change in derivative liability	97,008	277,594
Income taxes	-	-
Net Loss	$(4,665,990)	$(3,127,780)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Revenues

Revenues for the year ended December 31, 2015 were $924,732 compared with $1,170,922 for the year ended December 31, 2014, reflecting a decrease of 21%. Advertising promoting the Company's program for the year ended December 31, 2015 and 2014 were $76,859 and $192,672, respectively, reflecting a decrease of 60%, which reflects negatively in our revenue decrease.

The decrease in revenue is directly related to the Company's transition from termination of certain sublicense agreements and focus on distribution efforts.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2015 and 2014 were $6,042,616 and $4,223,497 reflecting an increase of 43%. Cost of implants and other direct costs for the year ended December 31, 2015 were $151,970 compared with $220,959 for the year ended December 31, 2014, reflecting a decrease of 31%. Cost of implants and other direct costs have decreased as a percentage of sales (from 19% to 16%) because of the new variation of the licensing and distribution revenue model.

 In comparing our selling, general and administrative expenses for the year ended December 31, 2014 to December 31, 2015, consulting fees decreased from $899,035 to $536,267, accounting fees decreased from $87,800 to $79,995, advertising decreased from $192,672 to $76,859, and rent decreased from $30,195 to $17,044. In addition, we incurred $793,118 as stock based compensation in 2015 compared to $1,989,191 in 2014 and loss on termination of licensing agreement of $3,639,694 in 2015 compared to $-0- in 2014.

Interest Expenses

Net interest expense for the year ended December 31, 2015 and 2014 were $377,087 and $352,799, respectively, reflecting additional costs incurred from our 2015 borrowings.

Net Gain on Settlement Agreement

In 2015, we settled outstanding sub licensing agreements with certain of our licensees resulting in a net gain of $731,973 for the current period.

Gain on derivative liabilities

We have issued convertible debt and certain warrants with certain anti-dilutive provisions requiring us to record and adjust to fair value at each reporting period. As such for the years ended December 31, 2015 and 2014, we recorded a gain on change in fair value of derivatives of $97,008 and $277,594, respectively.

Net Loss

For the year ended December 31, 2015, the Company experienced a loss of $4,665,990 compared with a net loss of $3,127,780 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of approximately $220,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2015	2014

Net cash provided by operating activities	$47,859	$167,669
Net cash used in investing activities	-	(32,891)
Net cash provided by (used in) financing activities	119,081	(190,224)
Net increase (decrease) increase in cash	166,940	(55,446)
Cash, beginning of period	53,120	108,566
Cash, end of period	$220,060	$53,120

We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2015, the company entered into 13 separate distribution agreements, we believe that the current distribution business model will create a steady revenue stream by which sufficient cash flows can be maintained while the Company continues its growth and expansion.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue, our operations.

Net Cash Flow From Operating Activities

Net Cash provided in operating activities decreased by $119,810 for the year ended December 31, 2015 compared to 2014 primarily due to the Company's ability to decrease its cash flow from earned revenue that is directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities decreased by $32,891 for the year ended December 31, 2015 compared to of 2014 primarily due to reduction in payment of acquisition deposit in 2014.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $309,305 for the year ended December 31, 2015 compared to 2014 due to additional borrowings as compared to payoff of debt in 2014.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2015 and December 31, 2014, the Company has a working capital deficit of $3,443,284 and $1,724,636, and an accumulated deficit of $13,230,883 and $8,564,893. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, we did not have any derivative instruments that were designated as hedges.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for "smaller reporting companies."

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCORRX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BioCorRx Inc.

We have audited the accompanying consolidated balance sheets of BioCorRx Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, New York

April 14, 2016

BIOCORRX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$220,060	$53,120
Accounts receivable, net	2,750	78,500
Other accounts receivable	25,000	-
Prepaid expenses	64,253	81,745
Total current assets	312,063	213,365

Property and equipment, net	3,900	6,194

Other assets:
Prepaid expenses, long term	8,573	95,054
Intellectual property, net	1,075,400	-
Licensing agreement, net	-	3,705,870
Deposits, long term	5,334	62,738
Total other assets	1,089,307	3,863,662

Total assets	$1,405,270	$4,083,221

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $731,666 and $403,357, respectively	$1,256,956	$776,253
Deferred revenue, short term	635,613	729,860
Settlements payable	-	220,000
Convertible notes payable, short term, net of debt discount	21,134	-
Notes payable, short term portion	1,461,256	74,823
Notes payable, net of debt discount, related party	269,635	137,065
Derivative liability	110,753	-
Total current liabilities	3,755,347	1,938,001

Long term debt:
Deferred revenue, long term	844,673	1,187,166
Convertible notes payable, long term, net of debt discount	5,530	-
Notes payable, long term portion	-	449,256
Notes payable, net of debt discount, related party	-	103,795
Warrant liability	22,746	98,702
Derivative liability	59,778	-
Total long term debt	932,727	1,838,919

Total liabilities	4,688,074	3,776,920

Commitments and contingencies	-	-

Stockholders' (deficit) equity:
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2015 and 2014	16,000	16,000
Common stock, $0.001 par value; 200,000,000 shares authorized, 164,144,501 and 146,134,501 shares issued and outstanding as of December 31, 2015 and 2014, respectively	164,145	146,135
Common stock subscribed	100,000	100,000
Additional paid in capital	9,667,934	8,609,059
Accumulated deficit	(13,230,883)	(8,564,893)
Total stockholders' (deficit) equity	(3,282,804)	306,301

Total liabilities and stockholders' (deficit) equity	$1,405,270	$4,083,221

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014

Revenues, net	$924,732	$1,170,922

Operating expenses:
Cost of implants and other costs	151,970	220,959
Selling, general and administrative	2,125,882	3,867,047
Termination of licensing agreement	3,639,694	-
Depreciation and amortization	125,070	135,491
Total operating expenses	6,042,616	4,223,497

Net loss from operations	(5,117,884)	(3,052,575)

Other income (expenses):
Net gain on settlement agreement	731,973	-
Interest expense, net	(377,087)	(352,799)
Gain on change in fair value of derivative liability	97,008	277,594
Total other income (expenses)	451,894	(75,205)

Loss before income taxes	(4,665,990)	(3,127,780)

Income taxes	-	-

Net loss	$(4,665,990)	$(3,127,780)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	155,487,569	138,876,761

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
TWO YEARS ENDED DECEMBER 31, 2015

	Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, January 1, 2014	-	$-	127,343,501	$127,344	$100,000	$5,432,563	$(5,437,113)	$222,794
Common stock issued, accrued in 2013	-	-	4,805,000	4,805	-	(4,805)	-	-
Common stock issued in connection with the exercise of options	-	-	11,550,000	11,550	-	165,950	-	177,500
Common stock issued for services rendered	-	-	1,620,000	1,620	-	264,276		265,896
Common stock issued as payment of interest	-	-	100,000	100	-	17,900	-	18,000
Common stock issued in connection with licensing fee	-	-	716,000	716	-	88,784	-	89,500
Preferred stock issued for services rendered	80,000	16,000	-	-	-	-	-	16,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	800,987	-	800,987
Reclassify fair value of warrant liability upon exchange to equity warrant	-	-	-	-	-	129,551	-	129,551
Fair value of warrants issued in connection with licensing fee	-	-	-	-	-	24,558	-	24,558
Stock based compensation	-	-	-	-	-	300,000	-	300,000
Fair value of vested options	-	-	-	-	-	1,389,295	-	1,389,295
Net loss	-	-	-	-	-	-	(3,127,780)	(3,127,780)
Balance, December 31, 2014	80,000	$16,000	146,134,501	$146,135	$100,000	$8,609,059	$(8,564,893)	$306,301

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
TWO YEARS ENDED DECEMBER 31, 2015

	Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, January 1, 2015	80,000	$16,000	146,134,501	$146,135	$100,000	$8,609,059	$(8,564,893)	$306,301
Common stock issued for services rendered	-	-	15,010,000	15,010	-	502,380	-	517,390
Common stock issuable in settlement of sub-licensing agreement	-	-	2,000,000	2,000	-	86,000	-	88,000
Common stock issued in payment for intellectual property	-	-	1,000,000	1,000	-	43,000	-	44,000
Common stock issuable in payment for intellectual property	-	-	-	-	-	88,000	-	88,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	158,959	-	158,959
Fair value of vested options	-	-	-	-	-	180,536	-	180,536
Net loss	-	-	-	-	-	-	(4,665,990)	(4,665,990)
Balance, December 31, 2015	80,000	$16,000	164,144,501	$164,145	$100,000	$9,667,934	$(13,230,883)	$(3,282,804)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,665,990)	$(3,127,780)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization	125,070	135,491
Bad debt expense	125,522	274,698
Net gain on settlement of sub-licenses	(731,973)	-
Termination of licensing agreement	3,639,694	-
Non cash interest	170,042	-
Amortization of debt discount	111,439	212,399
Stock based compensation	802,920	1,989,191
Change in fair value of derivative liabilities	(97,008)	(277,594)
Changes in operating assets and liabilities:
Accounts receivable	(49,772)	5,381
Prepaid expenses and other current assets	(1,020)	576
Accounts payable and accrued expenses	480,702	208,326
Settlement payable	(295,000)	220,000
Deferred revenue	433,233	526,981
Net cash provided by operating activities	47,859	167,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of acquisition deposit	-	(32,404)
Purchase of equipment	-	(487)
Net cash used in investing activities	-	(32,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	76,750
Proceeds from notes payable, related party	54,500	-
Proceeds from convertible notes payable	180,500	-
Proceeds from exercise of options	-	5,000
Repayments of notes payable	(87,919)	(45,079)
Repayments of advances from lenders		(95,599)
Net repayments of notes payable, related party	(28,000)	(131,296)
Net cash provided by (used in) financing activities	119,081	(190,224)

Net increase (decrease) in cash	166,940	(55,446)
Cash, beginning of the period	53,120	108,566

Cash, end of period	$220,060	$53,120

Supplemental disclosures of cash flow information:
Interest paid	$7,418	$21,493
Taxes paid	$-	$-

Non cash financing activities:
Note payable issued in settlement of sub-licensing fees	$900,000	$-
Note payable and common stock issued or issuable to acquire intellectual property	$1,132,000	$-
Deposits applied as payment on note payable	$57,404	$-
Common stock issued for exercise of options paid by amounts due to the option holders of the Company	$-	$172,500
Fair value of warrants issued for licensing fees	$-	$24,558
Common stock issued for licensing fees	$-	$89,500
Convertible notes payable and accrued interest exchanged for licensing rights	$-	$609,368
Reclassify fair value of debt derivative at payoff of note payable	$-	$800,987

See the accompanying notes to the consolidated financial statements

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – BUSINESS AND RECAPITALIZATION

BioCorRx Inc. through its wholly owned subsidiary Fresh Start Private, Inc. provides an innovative alcoholism and opioid treatment program that empowers patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention, one on one counseling, and a focus on family and friends.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, derivative and warrant liabilities, the fair value of other equity and debt instruments and allowance for doubtful accounts.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $44,500 and $109,500 as of December 31, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 10 and 12 for derivative liabilities and Footnote 14 and 15 for stock based compensation and other equity instruments.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is five years for furniture and all other equipment. Expenditures for maintenance and repairs are expensed as incurred.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of December 31, 2015, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options. As of December 31, 2014, potentially dilutive shares issuances were comprised of warrants and stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2015 and 2014, as they would be anti-dilutive:

	December 31,
	2015	2014
Shares underlying options outstanding	14,850,000	15,350,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	9,313,725	-
	26,793,725	17,980,000

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $76,859 and $192,672 as advertising costs for the years ended December 31, 2015 and 2014, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2015 and 2014, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 10 and Note 12).

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

As of December 31, 2015, there were 10,000,000 employee and 4,850,000 non-employee stock options were outstanding with all vested and exercisable. As of December 31, 2014, there were 15,000,000 employee and 350,000 non-employee stock options were outstanding with 15,000,000 and 338,000 options vested and exercisable, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company's net deferred tax assets.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of December 31, 2015, the Company had cash of $220,060 and working capital deficit of $3,443,284. During the year ended December 31, 2015, the Company provided net cash in operating activities of $47,859. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the year ended December 31, 2015, the Company raised $235,000 in cash proceeds the issuance of convertible notes and notes from related parties. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through April 2016.

The Company's primary source of operating funds since inception has been from proceeds from private placements of convertible and other debt. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31, 2015 and 2014:

	2015	2014
Office equipment	$15,137	$15,137
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,725
Less accumulated depreciation	(33,825)	(31,531)
	$3,900	$6,194

Depreciation expense charged to operations amounted to $2,294 and $3,138, respectively, for the year ended December 31, 2015 and 2014, respectively.

NOTE 5 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization for year ended December 31, 2015 and 2014 $66,176 and $132,353, respectively.

On June 30, 2015, the Company acquired the complete rights, title and interest in the Naltrexone Implant Formulation used specifically in the BioCorRx Recovery Program for an aggregate purchase price of $1,132,000 comprised of an obligation to pay $1,000,000 over 14 months starting October 1, 2015 and 3,000,000 of the Company's common stock at the market value of $0.044 per share as of the date of the agreement. The Company estimated a useful life of 10 years. Amortization for the year ended December 31, 2015 was $56,600.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

At December 31, 2015, the Company's management performed an evaluation of its intangible assets (licensing rights) for purposes of determining the implied fair value of the assets at December 31, 2015. The test indicated that the recorded book value of its licensing rights did not exceed its fair value for the year ended December 31, 2015 as determined by discounted future cash flows. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

Estimated future amortization expense as of December 31, 2015 is as follows:

2016	$113,200
2017	113,200
2018	113,200
2019 and thereafter	735,800
Total	$1,075,400

NOTE 6 – DEFERRED REVENUE

In 2014 and 2015, the Company granted license and sub-license agreements for various regions or States in the United States allowing the licensee to market, distribute and sell solely in the defined license territory, as defined, the products provided by the Company. The agreements are granted for a defined period or perpetual and are effective as long as annual milestones are achieved.

Terms for payments for licensee agreements vary from full cash payment to defined terms. In cases where license or sub-license fees are uncollected or deferred; the Company nets those uncollected fees with the deferred revenue for balance sheet presentation.

On June 30, 2015, the Company entered into a separation agreement with a licensee and has agreed to reimburse prepaid license fees (see below). The Company agreed to issuance of 2,000,000 of the Company's common stock and a term note payable through September 16, 2019. On December 15, 2015, the Company and the licensee agreed to rescind the above described settlement agreement with no common stock nor reimbursements due from the Company and an obligation from the licensee to reimburse the Company $25,000. Accordingly, the Company recorded a net gain of sublicensing fees of $731,973 to current period operations. Under the confidentiality clause of the separation agreement the parties are prohibited from disclosing settlement amounts.

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of December 31, 2015 and 2014 was $1,480,286 and $1,917,026, respectively.

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

During the year ended December 31, 2015, the Company received an aggregate of $400,000 of net proceeds in connection with the expected issuance of a promissory note. Effective December 8, 2015, the lender converted the $400,000 net proceeds paid to a license agreement.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 and 2014, the outstanding liabilities related the settlement agreement was $-0- and $220,000, respectively.

NOTE 9 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of December 31, 2015 was $518,660. The notes are currently in default.

As described in Note 5, the Company acquired the complete rights, title and interest for the Naltrexone Implant formula for an aggregate purchase price of $1,132,000 comprised, in part, of an obligation to pay $1,000,000. The obligation is payable over approximately 14 months. During the year ended December 31, 2015, the Company applied a previously paid deposit of $57,404 towards the payment on the note. The remaining unpaid balance as of December 31, 2015 was $942,596. The note is currently in default.

NOTE 10 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible debenture issued on April 5, 2013, related party

On April 5, 2013, the Company issued a convertible debenture for an aggregate of $425,000 comprised of $400,000 previous advances (see note 7 above) and $25,000 additional proceeds. The financing closed on April 5, 2013.

The Note bears interest at the rate of 15% per annum. Interest is payable quarterly on April 15, July 15, October 15 and January 15 for the prior quarter and principal must be repaid on April 5, 2016. The Note is convertible into common stock, at holder's option, at a $0.50 per share with certain conversion adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company's common stock at a price per share less than the conversion price in effect or without consideration, then the conversion price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company's common stock.

In connection with the issuance of the convertible debenture, the Company issued an aggregate of 1,275,000 shares of its common stock and detachable warrants granting the holder the right to acquire an aggregate of 1,275,000 shares of the Company's common stock at an initial exercise price of $1.00 per share for five years. The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company's common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company's common stock.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

On July 7, 2014, the Company exchanged the convertible debentures and warrants for unsecured promissory notes and accrued interest and 1,275,000 warrants with an exercise price of $0.25 per share for five years. (See Note 9)

At July 7, 2014, the Company determined the fair value of the embedded derivatives relating to previously issued convertible debentures and warrants of $432,398 and $129,551, respectively. The fair values were determined using the Binominal Option Pricing Model with the following assumptions: contractual terms of 1.75 to 3.75 years, an average risk free interest rate of 0.52% to 1.00%, a dividend yield of 0%, and volatility of 217.48%. The aggregate fair values determined of $561,949 was reclassified to equity.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2014 was $111,641, which was accounted for as interest expense.

Convertible debentures effective March 31, 2013

In November 2013, effective March 31, 2013, the Company issued four convertible debentures for an aggregate of $385,000 comprised of previous advances. The financing closed in November 2013.

The Notes bear interest at the rate of 15% per annum. Interest is payable quarterly on April 15, July 15, October 15 and January 15 for the prior quarter and principal must be repaid on March 31, 2016. The Notes are convertible into common stock, at holder's option, at a $0.50 per share with certain conversion adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company's common stock at a price per share less than the conversion price in effect or without consideration, then the conversion price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company's common stock.

In connection with the issuance of the convertible debentures, the Company issued or is obligated to issue an aggregate of 1,155,000 shares of its common stock and detachable warrants granting the holder the right to acquire an aggregate of 1,155,000 shares of the Company's common stock at an initial exercise price of $1.00 per share for five years. The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company's common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company's common stock.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The charge of the amortization and write off (upon payoff or conversion) of debt discounts and costs for the year ended December 31, 2014 was $97,031, which was accounted for as interest expense.

As of December 31, 2014, there are no outstanding convertible debentures. The Company recorded a gain on change in fair value of debt derivative liabilities of $218,116 for year ended December 31, 2014.

JMJ Financial

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

The Notes earn an interest rate of 12% per annum after four months of each advance and are convertible six months after the issuance date of each advance at a conversion price equal to 60% discount to the lowest trading price of the common stock for the 25 trading days immediately prior the conversion date.

In the event of default, the Purchaser has the right to require the Company to repay in cash all or a portion of the Note at a price equal to 125% of the aggregate principal amount of the Note plus all accrued but unpaid interest.

As of December 31, 2015, the Company has been funded by the purchaser as aggregate of, in the principal amount of $121,000, consisting of the aggregate principal sum of $110,000 advanced by the holder and $11,000 in OID.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

During the year ended December 31, 2015, the Company paid off an aggregate of $75,000 of the outstanding notes. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $158,959 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.32% to 151.27%, (3) weighted average risk-free interest rate of 0.60% to 0.68%, (4) expected life of 1.58 to 1.67 years, and (5) estimated fair value of the Company's common stock of $0.04 to $0.05 per share.

St. George Investments, LLC

On October 1, 2015, the Company sold to St. George Investments, LLC a $85,000 Convertible Promissory Note. Net proceeds received was $70,500 after taking into consideration an Original Issue Discount ("OID") of $7,500 and other fees. The maturity date is one year from the effective date of the promissory note. The lender has the right, with the consent of the Company, to lend additional two additional tranches at any time up to one year.

The Company may repay the Note at any time on or before 120 days from issuance. If unpaid at 120 days, a one-time interest charge of 12% shall be applied to the outstanding balance. After 120 days the Company can repay only with the consent of the lender at 125% allowed to repay.

The Note is convertible 120 days from issuance date at a conversion price equal to 60% discount to the lowest trading price of the common stock for the 25 trading days immediately prior the conversion date.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

On October 1, 2015, the Company determined the aggregate fair value of $105,988 of embedded derivatives of the St. George Note. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 146.21%, (3) weighted average risk-free interest rate of 0.31%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company's common stock of $0.0391 per share.

The determined fair value of the debt derivatives of $105,988 was charged as a debt discount up to the net proceeds of the note with the remainder of $35,488 charged to current period operations as non-cash interest expense.

At December 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $170,531. The Company recorded a gain from change in fair value of debt derivatives of $21,051 for the year ended December 31, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.92%, (3) weighted average risk-free interest rate of 0.65% to 1.06%, (4) expected life from 0.75 to 1.72 years, and (5) estimated fair value of the Company's common stock of $0.0265 per share.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2015 was $111,439, which was accounted for as interest expense.

NOTE 11 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2015 and 2014, the Company received advances from Jorge Andrade, former director of the Company, Scott Carley, and Neil Muller, former President of the Company as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. The balance outstanding as of December 31, 2015 and 2014 were $106,025 and $77,250, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of December 31, 2015 and 2014 was $163,610, with unamortized debt discount of $3,110 and $5,385, respectively.

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

At December 31, 2015, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.92%, (3) weighted average risk-free interest rate of 1.06%, (4) expected life of 2.27 years, and (5) estimated fair value of the Company's common stock of $0.0265 per share.

The Company recorded a gain from change in fair value of warrant liability of debt derivatives of $75,956 for the year ended December 31, 2015.

At December 31, 2015, the warrant liability valued at $22,746, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 13 – INVESTMENT AGREEMENT

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

As of December 31, 2015, the Company has not been funded by the purchaser.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 14 – STOCKHOLDERS' EQUITY

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of December 31, 2015 and 2014, the Company had 80,000 shares of preferred stock issued and outstanding.

On June 19, 2014, the Company's Board of Directors designated 80,000 shares of preferred stock, no par value. Each share of preferred stock shall entitle the holder to one thousand (1,000) votes and is convertible into one share of common stock and shall have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters with the Company's common stock.

On June 25, 2014, the Company issued an aggregate of 80,000 shares of preferred stock to officers and directors for services rendered.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $0.001 per share. As of December 31, 2015 and 2014, the Company had 164,144,501 shares and 146,134,501 shares of common stock issued and outstanding.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

As of December 31, 2014, the Company is obligated to issue 3,000,000 shares of its common stock in connection with past services rendered of $300,000. The fair value, determined by the underlying market value of the common stock at the date of obligation, was recorded in the current period operations and were subsequently issued in January 2015.

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

On June 30, 2015, the Company entered into a separation agreement and agreed to issue 2,000,000 of the Company's common stock which was valued at $88,000, of which were issued July 2015. As described in Note 6, in connection to an amendment to the agreement, the licensee is required to return the previously issued shares.

On July 1, 2015, the Company issued 1,000,000 shares of its common stock to acquire intellectual property (Note 5) valued at $44,000 as part of an obligation to issue an aggregate of 3,000,000 shares. The Common stock was valued based on the underlying market value of the common stock at the date of obligation.

In July 2015, the Company issued 200,000 shares of its common stock for commitment fees valued at $9,800 based on the underlying market value of the common stock at the date of issuance.

In July 2015, the Company issued 1,800,000 shares of its common stock for commitment fees valued at $86,400 based on the underlying market value of the common stock at the date of issuance.

In July and August 2015, the Company issued 510,000 shares of its common stock for services valued at $20,067 based on the underlying market value of the common stock at the date of issuance.

In October 2015, the Company issued 500,000 shares of its common stock for future services valued at $19,000 based on the underlying market value of the common stock at the date of issuance.

In November 2015, the Company issued an aggregate of 1,300,000 shares of its common stock for future services valued at $43,458 based on the underlying market value of the common stock at the date of issuance.

In November 2015, the Company issued an aggregate of 4,000,000 shares of its common stock for services rendered valued at $138,400 based on the underlying market value of the common stock at the date of issuance.

In December 2015, the Company issued 100,000 shares of its common stock for future services valued at $3,500 based on the underlying market value of the common stock at the date of issuance.

The Company issued shares of common stock for future services. The Company amortizes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the year ended December 31, 2015, the Company recorded $454,226 as stock based compensation. The unamortized balance of $70,422 and $175,414 as of December 31, 2015 and 2014, respectively, is classified as part of prepaid expenses in the accompanying balance sheet.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 15 – STOCK OPTIONS AND WARRANTS

Employee Options

On November 17, 2014, the Company ratified, confirmed and approved the granting of 2014 stock options of 5,000,000 each to Brady Granier, Lourdes Felix and Neil Muller, officers and directors of the Company (in aggregate of 15,000,000 options) under the Company's 2014 Stock Option Plan. The granted options are exercisable immediately at $0.10 per share for five years. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 209.42% and risk free rate of 0.96%.

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under the 2014 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	10,000,000	3.88	$0.10	10,000,000	$0.10

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	9,000,000	$0.015
Granted	15,000,000	0.100
Exercised	(9,000,000)	0.015
Expired	-	-
Outstanding at December 31, 2014	15,000,000	$0.100
Granted	-
Exercised	-
Canceled	(5,000,000)	0.10
Outstanding at December 31, 2015	10,000,000	$0.100

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

During the year ended December 31, 2014, the Company granted aggregate of 9,000,000 shares of its common stock in connection with the exercise of employee stock options exercised at $0.015 per share. The above employee options were exercised by offsetting compensation accrued totaling $135,000.

During the year ended December 31, 2015, 5,000,000 previously granted options issued to a former officer were returned and canceled.

The Company recorded $-0- and $1,355,048 as employee stock compensation expense for the years ended December 31, 2015 and 2014, respectively.

The intrinsic value of the vested employee stock options as of December 31, 2015 was $-0- based on the Company's stock price of $0.0265 per share at December 31, 2015. The intrinsic value of the vested employee stock options as of December 31, 2014 was $-0- based on the Company's stock price of $0.091 per share at December 31, 2014.

Non-employee options

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company under the 2013 and 2014 Stock Option Plans:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.045	3,500,000	4.56	$0.045	3,500,000	$0.045
$0.10	200,000	3.02	$0.10	200,000	$0.10
$0.15	1,000,000	4.53	$0.15	1,000,000	$0.15
$0.20	150,000	3.19	$0.20	150,000	$0.20
	4,850,000	4.45	$0.07	4,850,000

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,750,000	$0.015
Granted	150,000	0.200
Exercised	(2,550,000)	0.017
Expired	-	-
Outstanding at December 31, 2014	350,000	0.140
Granted	4,500,000	0.07
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2015	4,850,000	$0.07

On March 10, 2014, the Company ratified, confirmed and approved the granting of 2014 stock options in aggregate of 150,000 to the Company's advisory board representing five individuals under the Company's 2012 Stock Option Plan. The issued options are exercisable 52% immediately and remainder at 10,000 per month (12 months) at $0.20 per share for five years.

In November 2014, the Company issued 50,000 shares of its common stock in connection with the exercise of non-employee stock options exercised at $0.10 per share.

During the year ended December 31, 2014, 2,500,000 non-employee stock options were exercised at a weighted average price per share of $0.017. The above non-employee options were exercised by offsetting the amount due to the consultants totaling $37,500.

On July 20, 2015, the Company granted 3,500,000 options to a consultant. The granted options are exercisable immediately at $0.045 per share for five years. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 151.39% and risk free rate of 1.72%. The determined fair value of $142,193 was charged to current period operations.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On October 12, 2015, the Company granted 1,000,000 options to a consultant. The granted options are exercisable immediately at $0.15 per share for five years. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 145.90% and risk free rate of 1.41%. The determined fair value of $37,088 was charged to current period operations.

The assumptions used in the valuation of stock options granted during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Risk-free interest rate	0.89% to 1.73%	1.07% to 1.73%
Expected term of option	3.95 to 5.00 years	3.8 to 5.0 years
Expected stock price volatility	145.90% to 226.04%	205.83% to 226.04%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.

The intrinsic value of the vested non- employee stock options as of December 31, 2015 was $-0- based on the Company's stock price of $0.0265 per share at December 31, 2015. The intrinsic value of the vested non- employee stock options as of December 31, 2014 was $-0- based on the Company's stock price of $0.091 per share at December 31, 2014.

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.25	1,475,000	2.94	$0.25	1,475,000	3.19
1.00	1,155,000	2.51	1.00	1,155,000	3.76
$0.58	2,630,000	2.75	$0.58	2,630,000	3.00

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2013	2,430,000	$1.00
Issued	1,475,000	0.25
Exercised	-	-
Expired	(1,275,000)	(1.00)
Outstanding at December 31, 2014	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2015	2,630,000	$0.58

As described in Note 10, above, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 2,430,000 shares of the Company's common stock at an initial exercise price of $1.00 per share for five years. The warrant contains exercise price adjustments in the event the Company issues additional shares of its common stock or securities convertible into the Company's common stock at a price per share less than the exercise price in effect or without consideration, then the exercise price upon each issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of the Company's common stock. On July 7, 2014, the Company exchanged 1,275,000 warrants with an initial exercise price of $1.00 containing certain reset provisions with 1,275,000 warrants exercisable at $0.25 per share for five years.

In March 2014, the Company issued 200,000 warrants to purchase the Company's common stock at an exercise price of $0.25 per share for one year to a Company's licensee vesting immediately. The fair value of the warrant of $24,557 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 191.73% and risk free rate of 0.13% and is amortized over the term of the related licensee agreement.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2015 and 2014, the Company incurred $100,000 and $75,000, respectively, as consulting fees and expense reimbursements. As of December 31, 2015 and 2014, there was an unpaid balance of $154,638 and $60,675, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2015 and 2014, the Company incurred $191,183 and $75,000, respectively, as consulting fees. As of December 31, 2015 and 2014, there was an unpaid balance of $191,013 and $100,260, respectively.

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2015 and 2014 the Company incurred $192,279 and $75,000, respectively, as consulting fees. As of December 31, 2015 and 2014, there was an unpaid balance of $137,045 and $45,196, respectively.

The Company has an arrangement with Kent Emry, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the year ended December 31, 2015 and 2014 the Company incurred $25,000 and $65,625, respectively, as consulting fees. As of December 31, 2015 and 2014, there was an unpaid balance of $53,125 and $28,125, respectively.

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company's lease commenced effective July 1, 2013 expiring July 1, 2016. The base rent is $1,484 per month. The lease agreement contains escalation clauses. The Company determined that any related straight line rent is not material.

Aggregate maturities of long-term debt as of December 31, 2015 are as follows:

For the twelve months ended December 31,	Amount
2016	$1,819,001
2017	38,500
2018	-
Total	$1,857,501

Employment and consulting agreements

On September 1, 2015, the Company entered into an employment agreement with Kent Emry for the full time position of Chief Executive Officer of the Company for 12 months with automatic renewals. Compensation at $75,000 per annum (See Note 16).

Lourdes Felix, Chief Financial Officer and Brady Granier, Chief Operating Officer of the Company, entered into Executive Service Agreements with the Company on February 28, 2013 and October 16, 2013, respectively (the "Executive Agreements").

Neil Muller, Ex-President of the Company, entered into an Executive Service Agreement with the Company on February 28, 2013 for 12 months with automatic renewals. Effective September 1, 2015, Mr. Muller resigned from his post as President.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Executive Agreements provided, among other things, (i) the remuneration to be received in exchange for services provided to the Company; (ii) a general description of the services to be provided to the Company; and (iii) other obligations, terms, and conditions relating to the professional relationship between Felix and Granier, as applicable, and the Company.

On June 30, 2014, each of Felix and Granier entered into an amendment to the Executive Agreements (the "Amendments"), which provide that each of Felix and Granier shall receive three percent (3%) of the Company's gross margin of sales of then-current healthcare products, devices and/or modifications thereto thereafter for a period of fifteen years following the Termination Date, as defined in the Executive Agreements. The Amendments were approved by the unanimous consent of the disinterested directors of the Company in accordance with the requirements of the Nevada Revised Statutes. As of December 31, 2015 and 2014, $81,189 and $174,582 was paid in connection with this agreement.

On July 1, 2014, the Company entered into an agreement with Maximum Harvest LLC whereby Maximum Harvest LLC will advise on marketing and sales development. The remuneration for the services shall be $3,000 per month and 330,000 shares of the Company's common stock (as extended). The initial term of the agreement is for three months, subsequently extended. The Company charged the fair value of the stock obligation of $34,155 to operations in 2014.

On September 11, 2014, the Company entered into an agreement with Smallcapvoice.com whereby Smallcapvoice will provide general corporate consulting services. The remuneration for the services shall be $2,500 per month and 75,000 shares of the Company's common stock. The agreement expires December 31, 2014. The Company charged the fair value of the stock obligation of $7,733 to operations in 2014.

On October 1, 2014, the Company entered into an agreement with Troy Emry whereby Emry will create written policy and procedure manuals for use by the company and any current or future subsidiaries. The remuneration for the services shall be 400,000 shares of the Company's common stock. The agreement is expired September 30, 2015. The Company charged the fair value of the stock obligation of $50,000 to operations in 2014.

On November 20, 2014, the Company entered into an agreement with Joel B. Singer MD whereby Dr. Singer will create documented protocol specific to surgical techniques. The remuneration for the services shall be 50,000 shares of the Company's common stock. The agreement is for twelve months, unless terminated earlier. The Company charged the fair value of the stock obligation of $5,325 to operations in 2014.

On December 3, 2014, the Company entered into an agreement with EROI, LLC whereby EROI will provide strategic assistance for the acquisition of a management company and develop plans thereafter. The remuneration for the services shall be an aggregate of 9,000,000 shares of the Company's common stock, of which, 6,000,000 shares will be issued upon milestone completion, plus $30,000 per month, paid by the management company upon acquisition, and with ownership percentage of acquired management company. The agreement has open to service terms. The Company charged the fair value of the stock obligation of $300,000 to operations in 2014.

On February 27, 2015, the Company entered into an agreement with Terry LaDow whereby LaDow will provide general corporate consulting services with a term of 12 months. The remuneration for the services shall be 25,000 shares of the Company's common stock upon execution of the agreement and 25,000 shares upon milestone achievements. The Company charged the fair value of the stock issued of $3,088 to operations in 2015.

On July 1, 2015, the Company entered into an agreement with Smallcapvoice.com whereby Smallcapvoice will provide general corporate consulting services with a term of 90 days. The remuneration for the services shall be $2,500 per month and 200,000 shares of the Company's common stock. The Company charged the fair value of the stock issued of $27,800 to operations in 2015.

On September 1, 2015, the Company entered into an agreement with Dawn Maxwell whereby Maxwell will consult in identifying, securing and training counselors for the BioCorRx® Recovery Program with a term of for 12 months. The remuneration for the services shall be $5,500 per month, 500,000 shares of the Company's common stock issued at execution of the agreement and up to 1,500,000 shares of the Company's common stock and bonuses upon milestone achievements, of which 500,000 shares of the Company's common stock were earned and issued in 2015. milestone completion. The Company charged the fair value of the stock issued of $34,500 to operations in 2015.

On November 1, 2015, the Company entered into an agreement with George Fallieras whereby Fallieras will consult with Wellness Centers and other locations and will create a scientific presentation for the medical community with a term of for 12 months. The remuneration for the services shall be 2,000,000 shares of the Company's common stock, 400,000 shares of which upon execution of the agreement, 400,000 shares upon completion and delivery of the scientific-based presentation and 200,000 per month for first six months until consultant receives 2,000,000 shares of the Company's common stock. The Company charged the fair value of the stock issued of $60,000 to operations in 2015.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

On November 6, 2015, the Company entered into an agreement with Tactical Growth Partners, LLC whereby Tactical will provide general advisory services, strategic planning and introductions to the Company with a term of 6 months. The remuneration for the services shall be $5,000 per month and 1,500,000 shares of the Company's common stock, of which 750,000 shares were issued upon execution of the agreement. The Company charged the earned portion of the fair value of the stock issued of $5,666 to operations in 2015.

On November 16, 2015, the Company entered into an agreement with Jeremy Miller whereby Miller will make personal appearances and devote time, energy and services to the affairs of the Company with a term of 12 months. The remuneration for the services shall be 150,000 shares of the Company's common stock upon execution of the agreement. The Company charged the earned portion of the fair value of the stock issued of $476 to operations in 2015.

On November 20, 2015, the Company entered into an amended agreement with Joel Singer where by Singer will create a surgical procedure training manual along with other related materials with a remaining term of 12 months. The remuneration for the services shall be 50,000 shares of the Company's common stock upon execution of the agreement and 100,000 upon milestone achievements. The Company charged the earned portion of the fair value of the stock issued of $597 to operations in 2015.

On November 30, 2015, the Company entered into an agreement with Rialto Partners LLC whereby Rialto will spearhead the setup of a scientific advisory board for the Company along other duties with a term of 12 months. The remuneration for the services shall be shares of the Company's common stock based on a defined schedule. The Company charged the earned portion of the fair value of the stock issued of $353 to operations in 2015.

On December 1, 2015, the Company entered into an agreement with Kristine Waterlander whereby Waterlander will assist the Company with education of care givers along other duties with a term of 12 months. The remuneration for the services shall be 100,000 shares of the Company's common stock upon execution of the agreement. The Company charged the earned portion of the fair value of the stock issued of $287 to operations in 2015.

On October 6, 2015, the Company entered into an agreement with Bonnie Barnett whereby Barnett will assist the Company with national implementation of the program in Wellness Center client environments with a term of six months. The remuneration for the services shall be up to a total aggregate of 500,000 shares of the Company's common stock. The Company charged the earned portion of the fair value of the stock issued of $8,929 to operations in 2015.

On March 20, 2015, the Company entered into an agreement with Myriad Medical Marketing (MMM) whereby MMM was appointed as the Company's exclusive sales representative for the BioCorRx Recovery Program in certain territories. The sole compensation under the terms of the agreement shall be a commission collected on the gross sales sold in the territory. As of December 31, 2015 $4,750 was paid in connection with this agreement.

Litigation

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

As of December 31, 2015 and 2014, the outstanding liabilities related the settlement agreement was $-0- and $220,000, respectively.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2015.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Uncertain Tax Positons

The Company uses a number of independent contractors in our operations in which it does not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. As of December 31, 2015 and 2014, the Company has reviewed the various independent contractor relationships and has determined to not accrue any additional liabilities related to the above contingency.

NOTE 18 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company's revenues earned from sale of products and services for the year ended December 31, 2015 included 11%, 19% and 13% (aggregate of 43%) from three customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the year ended December 31, 2014 included 21% and 15% (aggregate of 36%) from two customers of the Company's total revenues.

Four customers accounted for 12%, 48%, 20% and 15% of the Company's total accounts receivable at December 31, 2015; and three customers accounted for 65%, 16% and 10% of the Company's total accounts receivable at December 31, 2014.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 19 – INCOME TAXES

The components of the income tax provisions for 2015 and 2014 are as follows:

	2015	2014
Current provision:
Federal	$-	$-
State	-	-

Deferred benefit:
Federal	(485,644)	(639,913)
State	(84,988)	(112,926)
	(570,632)	(752,839)
Change in valuation allowance	570,632	752,839
Total Provision	$-	$-

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 34% consisted of the following:

	2015		2014
Provision at statutory rate	34.0%		34.0%
State taxes, net of federal benefit	5.8%		5.8%
Nondeductible and other items	(8.9%	)	(8.9%	)
Change in valuation allowance	(30.9%	)	(30.9%	)
Total	(0.0%	)	(0.0%	)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$247,200	$1,427,000
Share-based compensation	280,190	783,494
Accrual to cash	215,476	384,886
Other	1,280,651	65,418
Total deferred tax assets	2,023,517	2,660,800
Valuation allowance	(1,966,917)	(2,521,561)
	56,600	135,239

Deferred tax liabilities:
Tax deductible licensing agreement	(56,600)	(135,233)
Accrual to cash	-	-
Other	-	-

Total deferred tax liabilities	(56,600)	(135,239)

Net deferred tax assets (liabilities)	$-	$-

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

A full valuation allowance has been provided against the Company's deferred tax assets at December 31, 2015 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has Federal net operating losses (NOLs) of approximately $4.2 million which begin to expire in the years beginning in 2030. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2029 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740. Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2015. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

NOTE 20 – FAIR VALUE MEASUREMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$170,531	$170,531
Warrant liability			22,746	22,746
Total	$-	$-	$193,277	$193,277

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$98,702	$98,702
Total	$-	$-	$98,702	$98,702

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2013 through December 31, 2015:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2013	$1,019,103	$287,731
Transfers in (out):
Fair value of debt derivative at note extinguishment transferred to equity	(800,987)
Fair value of warrant liability at date of cancellation transferred to equity		(129,551)
Mark-to-market at December 31, 2014:
Embedded derivative	(218,116)	(59,478)
Balance, December 31, 2014	-	98,702
Transfers in (out):
Initial fair value of debt derivative at note issuance	350,542
Fair value of debt derivative at note extinguishment transferred to equity	(158,959)
Mark-to-market at December 31, 2015:
Embedded derivative	(21,052)	(75,956)
Balance, December 31, 2015	$170,531	$22,746

NOTE 21 – SUBSEQUENT EVENTS

On February 1, 2016, the Company issued 500,000 shares of its common stock for services rendered.

On February 3, 2016 the Company issued 750,000 shares of its common stock for services rendered.

Litigation

On March 9, 2016, Jorge Andrade (former Company's Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. As of December 31, 2015, the Company has an aggregate accrual of $250,000 comprised of accounts payable and accrued expenses of $195,845 and notes payable, related party of $54,155.

Operating leases

On March 9, 2016, the Company entered into a lease for its new corporate location in Anaheim, California, commencing July 1, 2016 and expiring on July 1, 2019 with a monthly base rent of $4,212 and with an annual escalation clause. In connection with the lease, the Company is obligated to pay security deposit of $13,422

Future minimum lease payments under the lease agreement is as follows:

Year Ending December 31,
2016	$25,272
2017	51,330
2018	52,902
2019	26,844
$156,348

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(a)

We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

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

(b) Attestation Report of Our Registered Public Accounting Firm

This Annual Report on Form 10-K ("Annual Report") does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are a non-accelerated filer; therefore, management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Management's report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2014 for the reasons discussed above.

This annual report does not include an attestation report by Liggett & Webb P.A., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of April 14, 2015 are set forth below:

Name	Age	Positions
Brady Granier, Interim CEO since December 2, 2014;	43	Interim Chief Executive Officer, Chief Operating Officer, Secretary and Director
Neil Muller, ex-President;	55	Ex-President
Lourdes Felix, Chief Financial Officer since October 1, 2012;	48	Chief Financial Officer, Treasurer and Director
Kent Emry, President Since 9/1/2015	48	President and Director

Brady J. Granier, Interim Chief Executive Officer, Director

During the twelve years prior to joining BioCorRx in June of 2013, Mr. Granier had been involved in sales management, media sales and business development. Mr. Granier was employed at Clear Channel Media & Entertainment ("CCME"), where he had served in several positions from Account Executive to Director of Business Development and Local Sales Manager. Mr. Granier has also served as the Healthcare Category Manager for the Los Angeles division of CCME, the largest media company in the United States. During his tenure at CCME and other media companies, Mr. Granier worked on marketing campaigns for local businesses and physicians, as well as for National brands such as Neutrogena, New Line Cinema, Paramount Pictures, Samsung, AT&T, Coke, Dr Pepper, Hansen's, Honda, MGM, Universal Studios and more. He also managed endorsements on the radio for Ryan Seacrest. In 2006, Mr. Granier received the coveted Pinnacle Award from CCME for being the top sales executive in the Western region. While serving as Director of Business Development, Mr. Granier grew new business by 49% in his first year in that role.

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

Neil Muller, ex-President

Mr. Muller has more than 20 years of experience in the fields of property development, residential/commercial sales and business management.

In 2004, Mr. Muller began his very personal journey with what is now the BioCorRx® Recovery Program today in the United States after his wife, Deidre, went through a similar program as a patient and recipient of the implant. Dee was an alcoholic for years before having the successful implant procedure in Australia. Prior to his wife receiving the implant, Muller, like many family members around the world suffering from the effects of alcoholism, spent hundreds of thousands of dollars trying to help his wife and family escape the stranglehold of alcohol addiction.

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

Kent Emry, President

Mr. Kent Emry served as the Chief Executive Officer of BioCorRx® Inc. from September 13, 2013 to November 14, 2014. For twelve years, Mr. Emry has been involved in the healthcare industry. Mr. Emry has specialized in identifying and securing financing for the acquisition of troubled skilled nursing and rehabilitation facilities. Mr. Emry was able to re-structure these facilities both on a clinical and financial level resulting in a profitable facility. Mr. Emry has vast ... knowledge of operational systems and creation and development of policies and procedures has been key in the healthcare industry. Mr. Emry has extensive experience in contract negotiations with public, private, federal and state healthcare reimbursement entities including HMOs, Medicare, Medicaid, VA and Military contracting and billing. Mr. Emry's focuses on the acquisition and restructuring of troubled healthcare facilities, Mr. Emry owned and operated a marketing company which focused on the healthcare industry. He developed creative and concise marketing strategies. Mr. Emry's campaigns and tactics improved corporate revenues and profits by increasing their number of patients and controlling expenses. Mr. Emry served in a number of industries outside of healthcare as well, including food processing and brokerage, construction, development, sales, marketing and property management. He has been a Director of BioCorRx® Inc. since September 13, 2013.

He has been a Director of BioCorRx® Inc..since September 13, 2013. Mr. Emry has the ability to quickly identify operational and structural inefficiencies and replace them with systems and policies that enhance productivity and growth resulting in a more profitable business. Mr. Emry has a Bachelor's degree in Healthcare Administration from Oregon State University.

Employment Agreements

Lourdes Felix, Chief Financial Officer and Brady Granier, Interim Chief Executive Officer of the Company, entered into Executive Service Agreements with the Company on February 28, 2013 and October 16, 2013, respectively (the "Executive Agreements").

The Executive Agreements provided, among other things, (i) the remuneration to be received in exchange for services provided to the Company; (ii) a general description of the services to be provided to the Company; and (iii) other obligations, terms, and conditions relating to the professional relationship between Felix and Granier, as applicable, and the Company.

On June 30, 2014, each of Felix and Granier entered into an amendment to the Executive Agreements (the "Amendments"), which provide that each of Felix and Granier shall receive three percent (3%) of the Company's gross margin of sales of then-current healthcare products, devices and/or modifications thereto thereafter for a period of fifteen years following the Termination Date, as defined in the Executive Agreements. The Amendments were approved by the unanimous consent of the disinterested directors of the Company in accordance with the requirements of the Nevada Revised Statutes.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. As we do not have any board committees, the board as a whole carries out the functions of nominating and compensation committees, and such "independent director" determination has been made pursuant to the committee independence standards.

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

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary autho4rity over its members or persons associated with a member.

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2015 and 2014.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)

Brady Granier, Interim CEO,	2015	100,430	0	0	0	0	0	0	100,430
Director since December 2, 2014	2014	0	0	451,683	0	0	0	157,500	609,183

Neil Muller, ex-President	2015	0	0	0	0	0	0	0	0
Since September 1, 2015	2014	0	0	451,683	0	0	0	98,250	549,933

Lourdes Felix, CFO,	2015	100,430	0	0	0	0	0	0	100,430
Treasurer since October 1, 2012	2014	0	0	451,683	0	0	0	135,800	587,483

___________________

(1)	On November 17, 2014, the Company granted 5,000,000 options each to Mr. Brady Granier, Mr. Neil Muller and Ms. Lourdes Felix at $0.10 per share, vesting immediately.
(2)	As of December 31, 2015, accrued and unpaid salaries to Mr. Granier and Ms Felix was $137,045 and $191,013, respectively.

Option/SAR Grants in Fiscal Year Ended December 31, 2015

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2015.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	10,000,000	3.88	$0.10	10,000,000	$0.10

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer in fiscal 2015 under any long-term incentive plan.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On February 15, 2013, the Company adopted an Executive Management Bonus plan, which includes corporate revenue, license revenue and royalty revenue from which the bonus shall be calculated.

On February 28, 2013, we entered into one year Executive Service Agreement with Felix Financial Enterprise, LLC controlled by our Chief Financial Officer, Lourdes Felix pursuant to which the parties agreed to (i) Felix to provide certain executive services commensurate with his position as Chief Financial Officer; (ii) the Company shall pay Felix an annual salary of $150,000 and grant 1,000,000 stock options and (iii) Felix shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013. Effective October 16, 2013 the annual salary for Ms. Felix was reduced to $75,000. Effective March 1, 2015 the annual salary for Ms. Felix was increased to $175,000.

On February 28, 2013, we entered into one year Executive Service Agreement with PARS controlled by our President, Neil Muller pursuant to which the parties agreed to (i) Muller to provide certain executive services commensurate with his position as President; (ii) the Company shall pay Muller annual salary of $200,000 and grant 4,000,000 stock options and (iii) Muller shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013. Effective October 16, 2013 the annual salary for Mr. Muller was reduced to $75,000. Effective March 1, 2015 the annual salary for Mr. Muller was increased to $175,000. Effective September 1, 2015 Mr. Muller resigned from his post as President and Director.

On October 16, 2013, we entered into a one-year Executive Service Agreement with Brady Granier pursuant to which the parties agreed to i) Granier to provide certain executive services commensurate with his position as Chief Operating Officer; (ii) the Company shall pay Granier annual salary of $75,000 and grant 3,000,000 stock options and (iii) Granier shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013. Effective March 1, 2015 the annual salary for Mr. Granier was increased to $175,000.

Director Compensation

We have not compensated our Directors during fiscal 2015 except as described under officers as described in above.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Neil Muller	11,250,000	6.80%
Common Stock	Brady Granier	7,421,900	4.49%
Common Stock	Kent Emry	6,950,000	4.20%
Common Stock	Lourdes Felix	2,500,000	1.51%
All directors and executive officers as a group (4 persons)		28,121,900	17.00%

______________

(1)	As of April 14, 2016, we have 165,394,501 shares of common stock outstanding.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 22, 2010, the Company entered into an intellectual property license and asset purchase agreement with Fresh Start Private, Inc. a Nevada corporation (the "Transaction") which has subsequently been terminated. In consideration of the license the Company agreed to issue 16,000,000 shares of common stock at the market value of $0.77 per share as of the date of the agreement. Total value of the license is recorded as $12,320,000. Dr. Jorge Andrade Jr., the Company's CEO and Director, and Mr. Neil Muller, the Company's President and Director are directors of and shareholders of Fresh Start Private, Inc. Mr. Muller owns 2,000,000 common shares of Fresh Start Private, Inc., therefore Mr. Muller's interest in the Transaction is approximately $1,540,000. Dr. Andrade owns 1,000,000 common shares of Fresh Start Private, Inc. therefore Dr. Andrade's interest in the Transaction is approximately $770,000. None of the 16,000,000 shares were issued. On October 31, 2011, we entered into the Termination Agreement pursuant to which such license agreement shall be deemed null and void.

As of December 31, 2015 and 2014, we have received an advance from Jorge Andrade, ex-CEO, Neil Muller, ex-President and Emry Kent, President as loans from related parties. The loans are payable on demand and without interest.

	2015	2014
Jorge Andrade	$37,842	$37,842
Neil Muller	-	-
Emry Kent	16,500
	$54,342	$37,842

Consulting agreement with Terranautical Global Investments ("TGI").

The Company has an arrangement with Terranautical Global Investments ("TGI"). TGI is a company controlled by Jorge Andrade, a shareholder of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. During the year ended December 31, 2014 and 2013, the Company incurred $56,250 and $226,360 as consulting fees, respectively. As of December 31, 2014 and 2013, there was an unpaid balance of $169,101 and $162,850, respectively. The Company terminated the consulting agreement with TGI effective 10/1/2014.

Consulting agreement with Premier Aftercare Recovery Services, ("PARS").

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2015 and 2014, the Company incurred $100,000 and $75,000, respectively, as consulting fees and expense reimbursements. As of December 31, 2015 and 2014, there was an unpaid balance of $154,638 and $60,675, respectively.

Consulting agreement with Felix Financial Enterprises, ("FFE")

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2015 and 2014, the Company incurred $191,183 and $75,000, respectively, as consulting fees. As of December 31, 2015 and 2014, there was an unpaid balance of $191,013 and $100,260, respectively.

Consulting agreement with Brady Granier.

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2015 and 2014 the Company incurred $192,279 and $75,000, respectively, as consulting fees. As of December 31, 2015 and 2014, there was an unpaid balance of $137,045 and $45,196, respectively.

Consulting agreement with Kent Emry.

The Company has an arrangement with Kent Emry, an officer of the Company, there is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the year ended December 31, 2015 and 2014 the Company incurred $25,000 and $65,625, respectively, as consulting fees. As of December 31, 2015 and 2014, there was an unpaid balance of $53,125 and $28,125, respectively.

During Fiscal Year 2015, there were no other material transactions between the Company and any Officer, Director or related party and the Company other than as described herein. With the exception of the transactions with Dr. Andrade, Mr. Muller, Mr. Granier, Mr. Emry and Ms. Felix, no other of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

- Any person proposed as a nominee for election as a director;

- Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

- Any relative or spouse of any of the foregoing persons who have the same house as such person.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2015 and 2014, including review of our interim financial statements were $55,000 and $50,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for audit related fees during the fiscal years ended December 31, 2015 and 2014, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for tax and fees during the fiscal years ended December 31, 2015 and 2014.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herein or incorporated by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated October 31, 2011, by and among the Company, the Company's former principal stockholder, FSP and the former principal shareholders of FSP. (2)
3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles of Incorporation (5)
3.3	By Laws (1)
5.0	Registration Statement Pursuant to 2012 Stock Option Plan (3)
5.0	Registration Statement Pursuant to 2013 Stock Option Plan (4)
5.0	Registration Statement Pursuant to 2014 Stock Option Plan (6)
10.1	Termination Agreement, dated October 31, 2011, by and among the Company, FSP and Muller. (2)
10.2	Agreement for Service, dated June 1, 2011, by and between FSP and Start Fresh Alcohol Recovery Clinic, Inc. (7)
10.3	License Agreement, dated September 7, 2010, by and between FSP and Trinity Rx Solutions, LLC. (2)
10.4	Asher Note Payable dated December 11, 2012, incorporated herein (7)
23.1	Consent of Liggett & Webb, P.A.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Brady Granier
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Lourdes Felix
32.1	Certification of Brady Granier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Lourdes Felix pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2012 Employee Stock Option Plan (3)
99.1	2013 Employee Stock Option Plan (4)
99.1	2014 Employee Stock Option Plan (6)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on September 9, 2008.

(2) Incorporated herein by reference to the Company's Form 8K/A filed on November 4, 2011.

(3) Incorporated herein by reference to the Company's Form S-8 filed on December 18, 2012.

(4) Incorporated herein by reference to the Company's Form S-8 filed on January 10, 2014.

(5) Incorporated herein by reference to the Company's Form 8-K filed on February 20, 2014.

(6) Incorporated herein by reference to the Company's Form S-8 filed on November 19,2014.

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

BioCorRx, Inc.

Date: April 14, 2016	By:	/s/ Brady Granier
Brady Granier Interim Chief Executive Officer, Chief Operating Officer and Director

Date: April 14, 2016	By:	/s/ Lourdes Felix
Lourdes Felix Chief Financial Officer and Director

