Form 10-Q
period 2016-03-31
BioCorRx Inc.
filed 2016-05-23
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

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

As of May 23, 2016, there were 165,394,501 shares of registrant's common stock outstanding.

BIOCORRX, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$121,669	$220,060
Accounts receivable, net	16,000	2,750
Other accounts receivable	25,000	25,000
Prepaid expenses	29,597	64,253
Total current assets	192,266	312,063

Property and equipment, net	3,327	3,900

Other assets:
Prepaid expenses, long term	6,063	8,573
Intellectual property, net	55,648	1,075,400
Deposits, long term	22,968	5,334
Total other assets	84,679	1,089,307

Total assets	$280,272	$1,405,270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $538,822 and $731,666, respectively	$1,066,584	$1,256,956
Deferred revenue, short term	432,836	635,613
Settlement payable	250,000	-
Convertible notes payable, short term, net of debt discount	14,186	21,134
Notes payable, net of debt discount, short term portion	829,327	1,461,256
Notes payable, net of debt discount, related party	216,047	269,635
Derivative liability	124,932	110,753
Total current liabilities	2,933,912	3,755,347

Long term debt:
Deferred revenue, long term	939,537	844,673
Convertible notes payable, long term, net of debt discount	-	5,530
Warrant liability	19,425	22,746
Derivative liability	-	59,778
Total long term debt	958,962	932,727

Total liabilities	3,892,874	4,688,074

Stockholders' deficit:
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	16,000	16,000
Common stock, $0.001 par value; 200,000,000 shares authorized, 165,394,501 and 164,144,501 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	165,395	164,145
Common stock subscribed	100,000	100,000
Additional paid in capital	9,865,471	9,667,934
Accumulated deficit	(13,759,468)	(13,230,883)
Total stockholders' deficit	(3,612,602)	(3,282,804)

Total liabilities and stockholders' deficit	$280,272	$1,405,270

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2016	2015

Revenues, net	$230,413	$275,465

Operating expenses:
Cost of implants and other costs	40,453	11,500
Selling, general and administrative	391,239	238,068
Termination of licensing agreement	132,804	-
Depreciation and amortization	573	33,566
Total operating expenses	565,069	283,134

Net loss from operations	(334,656)	(7,669)

Other income (expenses):
Interest expense, net	(165,232)	(99,849)
Gain on change in fair value of derivative liability	(28,697)	(95,656)
Total other income (expenses)	(193,929)	(195,505)

Loss before income taxes	(528,585)	(203,174)

Income taxes	-	-

Net loss	$(528,585)	$(203,174)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	164,938,457	149,134,223

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2016

	Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2015	80,000	$16,000	164,144,501	$164,145	$100,000	$9,667,934	$(13,230,883)	$(3,282,804)
Common stock issued for services rendered	-	-	1,250,000	1,250	-	23,750	-	25,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	173,787	-	173,787
Net loss	-	-	-	-	-	-	(528,585)	(528,585)
Balance, March 31, 2016 (unaudited)	80,000	$16,000	165,394,501	$165,395	$100,000	$9,865,471	$(13,759,468)	$(3,612,602)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(528,585)	$(203,174)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization	573	33,566
Bad debt expense	2,750	-
Termination of licensing agreement	132,804	-
Non-cash interest	21,722	71,354
Amortization of debt discount	122,256	4,624
Stock based compensation	64,006	41,695
Change in fair value of derivative liabilities	28,697	95,656
Changes in operating assets and liabilities:
Accounts receivable	(16,000)	828
Prepaid expenses and other current assets	(1,840)	(1,385)
Accounts payable and accrued expenses	5,473	15,487
Settlement payable	-	(55,000)
Deferred revenue	(107,913)	(179,965)
Net cash used in operating activities	(276,057)	(176,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of long term deposit	(17,634)	-
Payment for intellectual property	(55,648)	-
Net cash used in investing activities	(73,282)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	300,000	-
Proceeds from convertible notes payable	74,448	50,000
Proceeds from advances	-	100,000
Repayments of notes payable	(123,500)	(5,419)
Net cash provided by financing activities	250,948	144,581

Net decrease in cash	(98,391)	(31,733)
Cash, beginning of the period	220,060	53,120

Cash, end of period	$121,669	$21,387

Supplemental disclosures of cash flow information:
Interest paid	$7,418	$21,493
Taxes paid	$-	$-

Non-cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$173,787	$800,987

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 14, 2016.

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

The Company licenses proprietary products and protocols to customers under licensing agreements that allow those customers to utilize the products and protocols in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of the Company's products and protocols and additional royalties on covered services.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of products or intellectual property rights has occurred; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Under these license agreements, the Company receives an initial non-refundable license fee and in some cases, additional running royalties. Generally, the Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of its performance under the other elements of the arrangement. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the expected economic life of the related contract.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $47,250 and $44,500 as of March 31, 2016, December 31, 2015, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and December 31, 2015. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 9 and 11 for derivative liabilities and Footnote 12 and 13 for stock based compensation and other equity instruments.

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

MARCH 31, 2016

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of March 31, 2016 and 2015, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2016 and 2015, as they would be anti-dilutive:

	March 31,
	2016	2015

Shares underlying options outstanding	14,850,000	15,350,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	8,058,608	1,833,333
	25,538,608	19,813,333

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $68,522 and $43,358 as advertising costs for the three months ended March 31, 2016 and 2015, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At March 31, 2016 and December 31, 2015, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 9 and Note 11).

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

As of March 31, 2016, there were 10,000,000 employee and 4,850,000 non-employee stock options outstanding, which were all vested and exercisable. As of March 31, 2015, there were 15,000,000 employee and 350,000 non-employee stock options outstanding, which were all vested and exercisable.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three months ended March 31, 2016 and 2015 related to losses incurred during such periods.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of March 31, 2016, the Company had cash of $121,669 and working capital deficit of $2,741,646. During the three months ended March 31, 2016, the Company used net cash in operating activities of $276,057. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the three months ended March 31, 2016, the Company raised $374,448 in cash proceeds the issuance of convertible notes and notes payable. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through June 2016.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Office equipment	$15,137	$15,137
Computer equipment	2,574	2,574
Leasehold improvements	20,014	20,014
	37,725	37,725
Less accumulated depreciation	(34,398)	(33,825)
	$3,327	$3,900

Depreciation expense charged to operations amounted to $573 and $478, respectively, for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

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

On March 31, 2016, the parties agreed to terminate the above described acquisition and to cancel any and all obligations assumed under the agreement. In connection with the cancellation, the Company recorded a loss on termination of licensing agreement of $132,804.

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years.

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

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of March 31, 2016 and December 31, 2015 was $1,372,373 and $1,480,286, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 7 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company's Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet.

NOTE 8 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of March 31, 2016 and December 31, 2015 was $518,660. The notes are currently in default.

On March 15, 2016, the Company issued a secured promissory note for $360,000 due 90 days from the date of issuance. Proceeds received were $300,000, net of Original Issuance Discount ("OID") of $60,000. The promissory note is secured by all accounts, all proceeds and all accessions for rents, profits and products. During the three months ended March 31, 2016, the Company amortized $10,667 of the OID to interest expense.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

On February 1, 2016, the Company issued to Iconic Holdings, LLC a $88,000 Convertible Promissory Note. The proceeds from the Iconic note provides was up to an aggregate of $79,200 in net proceeds after taking into consideration an Original Issue Discount ("OID") of $8,800. The maturity date is one year from the date of issuance.

The Company, at its sole discretion, has an option to repay the Iconic note within 90 days of the effective date at a rate of 110% of unpaid principal or 135% from 91-180 days of effective date. After 180 days, the note may not be prepaid without the consent of the holder.

The Note is convertible after 180 days into shares of the Company's common stock at a conversion price equal to 60% discount to the lowest closing price of the common stock for the 10 trading days immediately prior the conversion date.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception, the Company determined the aggregate fair value of $96,170 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 150.09%, (3) weighted average risk-free interest rate of 0.47%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company's common stock of $0.0121 per share.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

The determined fair value of the debt derivatives of $96,170 was charged as a debt discount up to the net proceeds of the note with the remainder of $21,722 charged to current period operations as non-cash interest expense.

During the three months ended March 31, 2016, the Company paid off an aggregate of $123,500 of the previously issued convertible notes. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $173,787 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.99% to 148.167%, (3) weighted average risk-free interest rate of 0.73% to 0.99%, (4) expected life of 0.69 to 1.70 years, and (5) estimated fair value of the Company's common stock of $0.027 per share.

At March 31, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $124,932. The Company recorded a loss from change in fair value of debt derivatives of $32,018 for the three months ended March 31, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 155.27%, (3) weighted average risk-free interest rate of 0.59%, (4) expected life of 0.84 years, and (5) estimated fair value of the Company's common stock of $0.0226 per share.

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2016 and 2015 was $111,022 and $4,063, respectively, which was accounted for as interest expense.

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2016 and December 31, 2015, the Company received advances from Kent Emry current President of the Company,Scott Carley, and Neil Muller, former President of the Company as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. The balance outstanding as of March 31, 2016 and December 31, 2015 were $54,980 and $109,135, respectively. (See Note 7-Settlement Payable)

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013. During the year ended December 31, 2014, the Company has paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company issued 950,000 (as amended) of its common stock on March 31, 2014.

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of March 31, 2016 and December 31, 2015 was $163,610, with unamortized debt discount of $2,543 and $3,110, respectively.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

At March 31, 2016, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 155.27%, (3) weighted average risk-free interest rate of 0.73%, (4) expected life of 2.01 years, and (5) estimated fair value of the Company's common stock of $0.0226 per share.

The Company recorded a gain from change in fair value of warrant liability of debt derivatives of $3,321 for the three months ended March 31, 2016.

At March 31, 2016, the warrant liability valued at $19,425, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – STOCKHOLDERS' DEFICIT

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of March 31, 2016 and December 31, 2015, the Company had 80,000 shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of March 31, 2016 and December 31, 2015, the Company had 165,394,501 shares and 164,144,501 shares of common stock issued and outstanding.

In February 2016, the Company issued an aggregate of 1,250,000 shares of its common stock for services rendered valued at $25,000 based on the underlying market value of the common stock at the date of issuance.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Employee Options

The following table summarizes the changes in employee options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under the 2014 Stock Option Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10	10,000,000	3.63	$0.10	10,000,000	$0.10

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2015	10,000,000	$0.100
Granted	-
Exercised	-
Canceled	-
Outstanding at March 31, 2016	10,000,000	$0.100

The intrinsic value of the vested employee stock options as of March 31, 2016 was $-0- based on the Company's stock price of $0.0226 per share at March 31, 2016. The intrinsic value of the vested employee stock options as of December 31, 2015 was $-0- based on the Company's stock price of $0.0265 per share at December 31, 2015.

Non-employee options

The following table summarizes the changes in non-employee options outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company under the 2013 and 2014 Stock Option Plans:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.045	3,500,000	4.31	$0.045	3,500,000	$0.045
$0.10	200,000	2.77	$0.10	200,000	$0.10
$0.15	1,000,000	4.28	$0.15	1,000,000	$0.15
$0.20	150,000	2.94	$0.20	150,000	$0.20
	4,850,000	4.20	$0.07	4,850,000

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2015	4,850,000	0.07
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2016	4,850,000	$0.07

The intrinsic value of the vested non-employee stock options as of March 31, 2016 was $-0- based on the Company's stock price of $0.0226 per share at March 31, 2016. The intrinsic value of the vested non-employee stock options as of December 31, 2015 was $-0- based on the Company's stock price of $0.0265 per share at December 31, 2015.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,475,000	2.69	$0.25	1,475,000	3.19
1.00	1,155,000	2.26	1.00	1,155,000	3.76
$0.58	2,630,000	2.50	$0.58	2,630,000	3.00

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2015	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Canceled	-	-
Outstanding at March 31, 2016	2,630,000	$0.58

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2016 and 2015, the Company incurred $-0- and $27,083, respectively, as consulting fees and expense reimbursements. As of March 31, 2016 and December 31, 2015, there was an unpaid balance of $139,638 and $154,638, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2016 and 2015, the Company incurred $43,750 and $27,083, respectively, as consulting fees. As of March 31, 2016 and December 31, 2015, there was an unpaid balance of $193,763 and $191,013, respectively.

The Company has an arrangement with Brady Granier, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three months ended March 31, 2016 and 2015 the Company incurred $43,750 and $27,083, respectively, as consulting fees. As of March 31, 2016 and December 31, 2015, there was an unpaid balance of $139,795 and $137,045, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

The Company has an arrangement with Kent Emry, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three months ended March 31, 2016 and 2015, the Company incurred $18,750 and $-0-, respectively, as consulting fees. As of March 31, 2016 and December 31, 2015, there was an unpaid balance of $65,625 and $53,125, respectively.

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

NOTE 15 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company's revenues earned from sale of products and services for the three months ended March 31, 2016 included 12%, 15% and 16% (aggregate of 43%) from three customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the three months ended March 31, 2015 included 38%, 15% and 18% (aggregate of 71%) from three customers of the Company's total revenues.

Four customers accounted for 12%, 36%, 15% and 11% (aggregate of 74%) of the Company's total accounts receivable at March 31, 2016 and two customers accounted for 49% and 20% of the Company's total accounts receivable at December 31, 2015.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 16 – FAIR VALUE MEASUREMENTS

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

Level 1—	Quoted prices in active markets for identical assets or liabilities.

Level 2—

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

Level 3—	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2016:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$124,932	$124,932
Warrant liability			19,425	19,425
Total	$-	$-	$144,357	$144,357

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$170,531	$170,531
Warrant liability			22,746	22,746
Total	$-	$-	$193,277	$193,277

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2015 through March 31, 2016:

	Debt Derivative Liability	Warrant Liability

Balance, December 31, 2015	$170,531	22,746
Transfers in (out):
Initial fair value of debt derivative at note issuance	96,170
Fair value of debt derivative at note extinguishment transferred to equity	(173,787)
Mark-to-market at March 31, 2016:
Embedded derivative	32,018	(3,321)
Balance, March 31, 2016	$124,932	$19,425

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events in accordance with the requirements of ASC 855, Subsequent Events, and has determined that there are no subsequent events that required disclosure.

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

The BioCorRx Recovery Program is an addiction treatment protocol comprised of multiple parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the medication, Naltrexone (implanted under the skin) (the "Implant") which can reduce alcohol and opioid cravings and certain effects over a period of time which typically is several months and longer than other means of administration of Naltrexone such as oral and injectable forms; and (2) uniquely and specifically structured, intensive one on one substance abuse disorder life coaching/counseling programs developed by BioCorRx, Inc. (the "Counseling Program").

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has substantially expanded its operations since 2013 through the licensing and distribution opportunities of its BioCorRx Recovery Program. There are over 15 licensed providers throughout California, Arizona, Connecticut, Atlanta, Illinois, Nebraska, Oklahoma, Louisiana, Tennessee, Nevada, Wisconsin and Pennsylvania that offer the BioCorRx® Recovery Program. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended March 31, 2016 Compared with Three Months ended March 31, 2015

Three months ended March 31,

	2016	2015

Net Revenues	$230,413	$275,465
Total Operating Expenses	(565,069)	(283,134)
Net Interest Expense	(165,232)	(99,849)
Loss on change in derivative liability	(28,697)	(95,656)
Net loss	$(528,585)	$(203,174)

Revenues

Sales for the three months ended March 31, 2016 were $230,413 compared with $275,465 for the three months ended March 31, 2015, reflecting a decrease of 16%.

The decrease in revenue is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2016 and 2015 were $565,069 and $283,134 reflecting an increase of $281,935 primarily due to termination of our licensing agreement incurred in 2016 of $132,804.

In addition, comparing the three months ended March 31, 2016 to March 31, 2015, consulting and investor relations fees increased from $119,907 to $148,633, accounting and legal fees increased from $10,619 to $43,569, advertising increased from $43,358 to $68,522, and rent increased from $4,451 to $4,737. In addition, we incurred $64,006 as stock based compensation in 2016 compared to $41,695 in 2015.

Gain (loss) on change in Fair Value of Derivative Liability

As of March 31, 2016, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended March 31, 2016, we incurred a $28,697 loss on change in fair value of our derivative liabilities compared to $95,656 loss in the same period, last year.

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 were $165,232 and $99,849, respectively, the increase is due to debt discount amortization, a non-cash interest charge.

Net Loss

For the three months ended March 31, 2016, the Company experienced loss of $528,585 compared with a net loss of $203,174 for the three months ended March 31, 2015. The increase in net loss is primarily due to the increase in total operating expenses in 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of approximately $122,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Three months ended March 31,

	2016	2015

Net cash (used in) operating activities	$(276,057)	$(176,314)
Net cash used in investing activities	(73,282)	-
Net cash provided by (used in) financing activities	250,948	144,581
Net decrease in cash	(98,391)	(31,733)
Cash, beginning of period	220,060	53,120
Cash, end of period	$121,669	$21,387

Currently we have no material commitments for capital expenditures as of March 31, 2016. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue our operations.

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $276,057 for the three months ended March 31, 2016 compared to $176,314 used in operating activities the three months ended March 31, 2015. The increase was primarily due to the increased operating costs and expenses incurred in 2016.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $73,282 for the three months ended March 31, 2016 compared to of three months ended March 31, 2015 primarily due to payments for intellectual property and lease deposit in 2016.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $106,367, from $144,581 provided by financing activities for the three months ended March 31, 2015 to $250,948 cash provided by financing activities for the three months ended March 31, 2016. The increase is primarily from $300,000 received from notes payable and $74,448 from issuance of convertible note, net with repayments of notes payable of $123,500 as compared to $50,000 and $100,000 from advances and issuance of convertible notes, respectively, net with $5,419 repayments of notes payable in 2015.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2016 and December 31, 2015, the Company has a working capital deficit of $2,741,646 and $3,443,284, and an accumulated deficit of $13,759,468 and $13,230,883. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company's business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Revenue Recognition

We generate revenue from services and product sales. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. We defer any revenue for which the services have not been performed or is subject to refund until such time that the we and the customer jointly determine that the services has been performed or no refund will be required.

We license proprietary products and protocols to customers under licensing agreements that allow those customers to utilize the products and protocols in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple elements. Multiple elements can include amounts related to initial non-refundable license fees for the use of our products and protocols and additional royalties on covered services.

Revenue is only recognized after all of the following criteria are met: (1) written agreements have been executed; (2) delivery of product or intellectual property rights has occurred; (3) fees are fixed or determinable; and (4) collectability of fees is reasonably assured.

Under these license agreements, we receive an initial non-refundable license fee and in some cases, additional running royalties. Generally, we defer recognition of non-refundable upfront fees if it has continuing performance obligations without which the right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of its performance under the other elements of the arrangement. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the expected economic life of the related contract.

Deferred Revenue

We, from time to time, collect initial license fees when license agreements are signed and become effective. License fees collected from Licensees but not yet recognized as income are recorded as deferred revenue and amortized as income earned over the economic life of the related contract.

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

At March 31, 2016 and December 31, 2015, we had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations. We are currently not a party to any material legal proceedings or claims not previously disclosed on Form 8-K.

Item 1A. Risk Factors

Not required under Regulation S-K for "smaller reporting companies."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2016, the Company issued an aggregate of 1,250,000 shares of its common stock for current and future services valued at $25,000 based on the underlying market value of the common stock at the date of issuance.

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

__________________

*	In accordance with SEC Release 33-8238, Exhibit 32.01 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX, INC.

Date: May 23, 2016	By:	/s/ Brady Granier
Brady Granier
Interim Chief Executive Officer, Chief Operating Officer and Director

Date: May 23, 2016	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Director

