Form 10-Q
period 2016-06-30
BioCorRx Inc.
filed 2016-08-17
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission file number: 000-54208

BioCorRx Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2390 East Orangewood Avenue, Suite 575

Anaheim, California 92806

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

As of August 17, 2016, there were 166,094,501 shares of registrant's common stock outstanding.

BIOCORRX INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$1,174,817	$220,060
Accounts receivable, net	9,500	2,750
Other accounts receivable	25,000	25,000
Prepaid expenses	24,467	64,253
Total current assets	1,233,784	312,063

Property and equipment, net	16,656	3,900

Other assets:
Restricted cash	250,000	-
Prepaid expenses, long term	3,553	8,573
Intellectual property, net	55,648	1,075,400
Deposits, long term	22,968	5,334
Total other assets	332,169	1,089,307

Total assets	$1,582,609	$1,405,270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $301,017 and $731,666, respectively	$815,846	$1,256,956
Deferred revenue, short term	432,836	635,613
Settlement payable	250,000	-
Convertible notes payable, short term, net of debt discount	-	21,134
Notes payable, net of debt discount, short term portion	518,660	1,461,256
Notes payable, net of debt discount, related party	216,614	269,635
Derivative liability	-	110,753
Total current liabilities	2,233,956	3,755,347

Long term debt:
Deferred revenue, long term	831,625	844,673
Convertible notes payable, long term, net of debt discount	314,749	5,530
Warrant liability	20,706	22,746
Derivative liability	2,699,418	59,778
Total long term debt	3,866,498	932,727

Total liabilities	6,100,454	4,688,074

Commitments and contingencies (Note 16)

Stockholders' deficit:
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	16,000	16,000
Common stock, $0.001 par value; 200,000,000 shares authorized, 165,394,501 and 164,144,501 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	165,395	164,145
Common stock subscribed	100,000	100,000
Additional paid in capital	10,033,991	9,667,934
Accumulated deficit	(14,833,231)	(13,230,883)
Total stockholders' deficit	(4,517,845)	(3,282,804)

Total liabilities and stockholders' deficit	$1,582,609	$1,405,270

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenues, net	$187,912	$457,780	$418,325	$733,245

Operating expenses:
Cost of implants and other costs	46,185	108,750	86,638	120,250
Selling, general and administrative	553,224	465,325	944,463	703,393
Termination of licensing agreement	-	3,639,694	132,804	3,639,694
Loss on settlement of sub-licenses	-	118,027	-	118,027
Depreciation and amortization	795	33,723	1,368	67,289
Total operating expenses	600,204	4,365,519	1,165,273	4,648,653

Loss from operations	(412,292)	(3,907,739)	(746,948)	(3,915,408)

Other income (expenses):
Interest expense, net	(223,127)	(62,805)	(388,359)	(162,654)
(Loss) gain on change in fair value of derivative liability	(438,344)	199,824	(467,041)	104,168
Total other income (expenses)	(661,471)	137,019	(855,400)	(58,486)

Loss before income taxes	(1,073,763)	(3,770,720)	(1,602,348)	(3,973,894)

Income taxes	-	-	-	-

Net loss	$(1,073,763)	$(3,770,720)	$(1,602,348)	$(3,973,894)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	165,394,501	151,757,578	165,166,479	150,453,147

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2016

					Common	Additional
	Preferred stock		Common stock		stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2015	80,000	$16,000	164,144,501	$164,145	$100,000	$9,667,934	$(13,230,883)	$(3,282,804)
Common stock issued for services rendered	-	-	1,250,000	1,250	-	23,750	-	25,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	262,271	-	262,271
Change in fair value of modifications of options	-	-	-	-	-	53,858	-	53,858
Fair value of vested options	-	-	-	-	-	26,178	-	26,178
Net loss	-	-	-	-	-	-	(1,602,348)	(1,602,348)
Balance, June 30, 2016 (unaudited)	80,000	$16,000	165,394,501	$165,395	$100,000	$10,033,991	$(14,833,231)	$(4,517,845)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,602,348)	$(3,973,894)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,368	67,289
Bad debt expense	8,750	37,622
Loss on settlement of sub-license	-	118,027
Termination of licensing agreement	132,804	3,639,694
Non-cash interest	21,722	86,320
Amortization of debt discount	286,627	14,408
Stock based compensation	101,217	137,518
Change in fair value of option modifications	53,858	-
Change in fair value of derivative liabilities	467,041	(104,168)
Changes in operating assets and liabilities:
Accounts receivable	(15,500)	(88,661)
Prepaid expenses and other current assets	(5,233)	(3,930)
Accounts payable and accrued expenses	(245,265)	201,856
Settlement payable	-	(165,000)
Deferred revenue	(215,826)	(361,930)
Net cash used in operating activities	(1,010,785)	(394,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(14,124)	-
Payment of long term deposit	(17,634)	-
Payment for intellectual property	(55,648)	-
Net cash used in investing activities	(87,406)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-
Proceeds from convertible notes payable	2,264,448	75,000
Proceeds from advances	-	400,000
Repayments of notes payable	(211,500)	(5,419)
Net cash provided by financing activities	2,052,948	469,581

Net increase in cash	954,757	74,732
Cash, beginning of the period	220,060	53,120

Cash, end of period	$1,174,817	$127,852

Supplemental disclosures of cash flow information:
Interest paid	$-	$2,418
Taxes paid	$-	$-

Non-cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$262,271	$-
Note payable issued in settlement of sub-licensing fees	$-	$900,000
Note payable and common stock issuable to acquire intellectual property	$-	$1,132,000

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 14, 2016.

Basis of Presentation:

The condensed consolidated financial statements include the accounts of BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. (hereafter referred to as the "Company" or "BioCorRx"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

JUNE 30, 2016

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At June 30, 2016 and 2015, deposits in excess of FDIC limits were $1,174,817 and $-0-, respectively.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $53,250 and $44,500 as of June 30, 2016, December 31, 2015, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and December 31, 2015. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 9 and 11 for derivative liabilities and Footnote 12 and 13 for stock based compensation and other equity instruments.

Restricted Cash

The Company is required to maintain in its bank accounts at all times no less than 10% of the outstanding principle of its convertible debt issued June 10, 2016. The amount held may be reduced upon noteholder approval. The Cash held must be unrestricted and not subject to any liens. As of June 30, 2016, the Company's restricted cash balance of $250,000 was classified as other assets in the accompanying balance sheet.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of June 30, 2016 and 2015, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of June 30, 2016 and 2015, as they would be anti-dilutive:

	June 30,
	2016	2015

Shares underlying options outstanding	47,850,000	15,350,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	50,000,000	1,833,333
	100,480,000	19,813,333

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $70,222 and $138,744 as advertising costs for the three and six months ended June 30, 2016 and $9,019 and $52,377 for the three and six months ended June 30, 2015, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

At June 30, 2016 and December 31, 2015, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 9 and Note 11).

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

As of June 30, 2016, there were 47,850,000 stock options outstanding, of which 14,850,000 were vested and exercisable, respectively. As of June 30, 2015, there were 15,350,000 stock options outstanding with 15,350,000 were vested and exercisable, respectively.

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended June 30, 2016 and 2015 related to losses incurred during such periods.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of June 30, 2016, the Company had cash of $1,174,817 and working capital deficit of $1,000,172. During the six months ended June 30, 2016, the Company used net cash in operating activities of $1,010,785. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the six months ended June 30, 2016, the Company raised $2,264,448 in cash proceeds the issuance of convertible notes and notes payable. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through December 2016.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Office equipment	$25,764	$15,137
Computer equipment	2,574	2,574
Leasehold improvements	-	20,014
	28,338	37,725
Less accumulated depreciation	(11,682)	(33,825)
	$16,656	$3,900

Depreciation expense charged to operations amounted to $795 and $1,368, respectively, for the three and six months ended June 30, 2016; and $634 and $1,112, respectively, for the three and six months ended June 30, 2015.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

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

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of June 30, 2016 and December 31, 2015 was $1,264,461 and $1,480,286, respectively.

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

NOTE 8 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of June 30 31, 2016 and December 31, 2015 was $518,660. The notes are currently in default.

On March 15, 2016, the Company issued a secured promissory note for $360,000 due 90 days from the date of issuance. Proceeds received were $300,000, net of Original Issuance Discount ("OID") of $60,000. The promissory note is secured by all accounts, all proceeds and all accessions for rents, profits and products. On June 10, 2016, in connection with the issuance of a secured convertible note, the outstanding balance was settled in full. During the six months ended June 30, 2016, the Company amortized $60,000 of the OID to interest expense.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Iconic Holdings, LLC

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

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

On June 2, 2016, the Iconic Holdings, LLC note was paid in full.

BICX Holding Company LLC

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due June 10, 2019 and bearing interest at 8% per annum due annually beginning June 10, 2018.

Under the terms of the note, the note holder may, at any time, convert the unpaid principal of the note, or any portion thereof, into shares of the Company's common stock at an initial conversion price equal to 25% of the Company's total authorized common stock, determined at $0.019 per share at the date of issuance. In addition, the note contains certain anti-dilution provisions, as defined.

The Company is required to maintain a cash balance of 10% of the outstanding principal amount at all times, unrestricted and lien free.

The note holder has the right, until December 10, 2016, to purchase another convertible note from the Company in a principal amount of up to $2,500,000 for a total aggregate purchase price of $5,000,000. Based on the percentage of the maximum purchase price the note holder invests, they will receive another convertible note for a pro rata percentage the Company's total authorized common stock (up to another 26% of the Company's total authorized common stock, for a total of 51%, if the note holder invests the maximum purchase price). If the note holder does not exercise the right to pay the maximum purchase price, the note holder will pay the Company a break-up fee equal to 5% of the remaining balance of the maximum purchase price.

The note is secured by all of assets of the Company and is ranked senior to all of the Company's debt currently outstanding or hereafter, unless prohibited by law.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception, the Company determined the aggregate fair value of $2,225,907 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 164.06%, (3) weighted average risk-free interest rate of 0.73%, (4) expected life of 3.00 years, and (5) estimated fair value of the Company's common stock of $0.0201 per share.

The determined fair value of the debt derivatives of $2,225,907 was charged as a debt discount.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

During the six months ended June 30, 2016, the Company paid off an aggregate of $211,500 of the previously issued convertible notes. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $262,271 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.99% to 164.09%, (3) weighted average risk-free interest rate of 0.48% to 0.99%, (4) expected life of 0.67 to 1.70 years, and (5) estimated fair value of the Company's common stock of $0.017 to $0.027 per share.

At June 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $2,699,418. The Company recorded a loss from change in fair value of debt derivatives of $437,063 and $469,081 for the three and six months ended June 30, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 163.50%, (3) weighted average risk-free interest rate of 0.71%, (4) expected life of 2.95 years, and (5) estimated fair value of the Company's common stock of $0.024 per share.

The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2016 was $114,471, and $225,493; and $9,217 and $13,280 for the three and six months ended June 30, 2015, respectively, which was accounted for as interest expense.

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2016 and December 31, 2015, the Company received advances from Kent Emry current President of the Company, Scott Carley, and Neil Muller, former President of the Company as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. The balance outstanding as of June 30, 2016 and December 31, 2015 were $54,980 and $109,135, respectively. (See Note 7-Settlement Payable)

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013. During the year ended December 31, 2014, the Company has paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company issued 950,000 (as amended) of its common stock on March 31, 2014.

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of June 30, 2016 and December 31, 2015 was $163,610, with unamortized debt discount of $1,975 and $3,110, respectively.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

At June 30, 2016, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 163.50%, (3) weighted average risk-free interest rate of 0.58%, (4) expected life of 1.76 years, and (5) estimated fair value of the Company's common stock of $0.024 per share.

The Company recorded a (loss) gain from change in fair value of warrant liability of debt derivatives of $(1,281) and $2,039 for the three and six months ended June 30, 2016, respectively.

At June 30, 2016, the warrant liability valued at $20,706, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – STOCKHOLDERS' DEFICIT

Effective July 5, 2016, subsequent to these financial statements, the Company amended its articles of incorporation to increase the authorized shares of capital stock of the Company from two hundred million (200,000,000) shares of common stock,  and eighty thousand (80,000) shares of preferred stock, both $.001  par value respectively, to five hundred twenty five million (525,000,000) shares common stock,  and six hundred thousand (600,000) shares of preferred stock, both $.001 par value respectively.

Preferred stock

The Company is authorized to issue 80,000 shares of preferred stock with no par value. As of June 30, 2016 and December 31, 2015, the Company had 80,000 shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 200,000,000 shares of common stock with par value $.001 per share. As of June 30, 2016 and December 31, 2015, the Company had 165,394,501 shares and 164,144,501 shares of common stock issued and outstanding.

In February 2016, the Company issued an aggregate of 1,250,000 shares of its common stock for services rendered valued at $25,000 based on the underlying market value of the common stock at the date of issuance.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company's historical stock prices. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the "simplified" method, which is used for "plain-vanilla" options, as defined in the accounting standards codification.

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the six months ended June 30, 2016 and 2015.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the six months ended June 30, 2016:

June 30, 2016
Risk-free interest rate	1.13%
Dividend yield	0%
Stock price volatility	163.82%
Expected life	5.75 years
Weighted average grant date fair value	$0.019

On June 17, 2016, the Company awarded options to purchase an aggregate of 33,000,000 shares of common stock to key officers of the Company. These options vest monthly over 24 months and have a term of 10 years. The options have an exercise price of $0.0201 per share. The options had an aggregate grant date fair value of $628,283.

On June 17, 2016, the Company extended the term of previously granted options in aggregate of 13,500,000 initially expiring from November 2019 to July 2020 by five years to November 2024 to July 2025. The change in fair value of $53,858 was determined using the Black Scholes option model and charged to current to operations during the six months ended June 30, 2016.

The following assumptions were used in determining the change in fair value of extended options during the six months ended June 30, 2016:

June 30, 2016
Risk-free interest rate	0.083%to1.62%
Dividend yield	0%
Stock price volatility	163.82%
Expected life	3.42 to 9.10 years

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

The following table summarizes the stock option activity for the six months ended June 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	14,850,000	$0.09	4.4	$-
Grants	33,000,000	0.2	10.0	-
Exercised	-
Expired	-		-	-
Outstanding at June 30, 2016	47,850,000	$0.04	9.4	$128,700
Exercisable at June 30, 2016	14,850,000	$0.09	8.1	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $0.024 as of June 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2016:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01-0.025	33,000,000	10.0	-
0.0251-0.05	3,500,000	9.1	3,500,000
0.051 and up	11,350,000	7.8	11,350,000
	47,850,000	9.4	14,850,000

The stock-based compensation expense related to option grants was $26,178 during the three and six months ended June 30, 2016, and $1,255 during the three and six months ended June 30, 2015.

As of June 30, 2016, stock-based compensation related to options of $602,104 remains unamortized and is expected to be amortized over the weighted average remaining period of 1.92 years.

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,475,000	2.44	$0.25	1,475,000	2.44
1.00	1,155,000	2.01	1.00	1,155,000	2.01
$0.58	2,630,000	2.25	$0.58	2,630,000	2.25

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2015	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Canceled	-	-
Outstanding at June 30, 2016	2,630,000	$0.58

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and six months ended June 30, 2016, the Company incurred $-0-, and during three and six months ended June 30, 2015, the Company incurred $43,750 and $70,833, respectively, as consulting fees and expense reimbursements. As of June 30, 2016 and December 31, 2015, there was an unpaid balance of $64,638 and $154,638, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and six months ended June 30, 2016, the Company incurred $43,006 and $86,756, respectively, and during the three and six months ended June 30, 2015, the Company incurred $43,750 and $70,833, respectively, as consulting fees. As of June 30, 2016 and December 31, 2015, there was an unpaid balance of $91,465 and $191,013, respectively.

On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $160,000 per year, 11,200,000 stock options, extended previously issued options and auto allowance.

The Company has an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and six months ended June 30, 2016 the Company incurred $43,750 and $87,500 , respectively and during the three and six months ended June 30, 2015, the Company incurred $43,750 and $70,833, respectively, as consulting fees. As of June 30, 2016 and December 31, 2015, there was an unpaid balance of $64,481 and $137,045, respectively.

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company's President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and auto allowance.

The Company has an arrangement with Kent Emry, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three and six months ended June 30, 2016 the Company incurred $14,808 and $33,558, respectively , and during the three and six months ended June 30, 2015, the Company incurred $-0-, as consulting fees. As of June 30, 2016 and December 31, 2015, there was an unpaid balance of $80,433 and $53,125, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

On June 17, 2016, the Company entered into an executive service contract with Tom Welch as the Company's Vice President of Operations. The agreement is an at will agreement and provides for a base salary of $140,000 per year, 11,200,000 stock options, extended previously issued options and auto allowance.

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

The Company's revenues earned from sale of products and services for the three months ended June 30, 2016 included 14%, 14%, 14% and 14% (aggregate of 56%) from four customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the six months ended June 30, 2016 included 11%, 15% and 10% (aggregate of 36%) from three customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the three months ended June 30, 2015 included 22%, 23% and 11% (aggregate of 56%) from three customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the six months ended June 30, 2015 included 16%, 27%, 10% and 13% (aggregate of 66%) from four customers of the Company's total revenues.

Four customers accounted for 10%, 42%, 18% and 13% (aggregate of 83%) of the Company's total accounts receivable at June 30, 2016 and two customers accounted for 49% and 20% of the Company's total accounts receivable at December 31, 2015.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2016:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$2,699,418	$2,699,418
Warrant liability			20,706	20,706
Total	$-	$-	$2,720,124	$2,720,124

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$170,531	$170,531
Warrant liability			22,746	22,746
Total	$-	$-	$193,277	$193,277

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2015 through June 30, 2016:

	Debt Derivative Liability	Warrant Liability

Balance, December 31, 2015	$170,531	22,746
Transfers in (out):
Initial fair value of debt derivative at note issuance	2,322,077
Fair value of debt derivative at note extinguishment transferred to equity	(262,271)
Mark-to-market at June 30, 2016:
Embedded derivative	469,081	(2,040)
Balance, June 30, 2016	$2,699,418	$20,706

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating leases

On March 9, 2016, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease office space in Anaheim, California, commencing July 1, 2016 and expiring on June 30, 2019.

As of June 30, 2016, future minimum lease payments for office space are as follows:

Six months ended December 31, 2016	$25,272
Year ended December 31, 2017	51,330
Year ended December 31, 2018	52,903
Year ended December 31, 2019	26,844
$156,349

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease.

NOTE 18 – SUBSEQUENT EVENTS

Effective July 5, 2016, the Company amended its articles of incorporation to increase the authorized shares of capital stock of the Company from two hundred million (200,000,000) shares of common stock and eighty thousand (80,000) shares of preferred stock, both $.001 par value respectively, to five hundred twenty five million (525,000,000) shares common stock, and six hundred thousand (600,000) shares of preferred stock, both $.001 par value respectively.

In July 2016, the Company issued 700,000 shares of its common stock for consulting services.

Effective July 28, 2016, the Company entered into a Development, Commercialization and License Agreement with TheraKine Ltd. The Company was granted an exclusive worldwide license to utilize the Technology in developing injectable naltrexone products to treat patients suffering from addiction to opioids, methamphetamines, cocaine, or alcohol.

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

Business Overview

We are an addiction rehabilitation service company and developer of the BioCorRx Recovery Program headquartered in Anaheim, California. We were established in January 2010 and currently operating in Anaheim, California. The Company's current treatment program is called the BioCorRx Recovery Program. On January 7, 2014 we changed our name to BioCorRx Inc. to take advantage of unique branding of our BioCorRx Recovery Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Addiction Rehabilitation Hospital.

The BioCorRx Recovery Program is an addiction treatment protocol comprised of multiple parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the medication, Naltrexone (implanted under the skin) (the "Implant") which can reduce alcohol and opioid cravings and certain effects over a period of time which typically is several months and longer than other means of administration of Naltrexone such as oral and injectable forms; and (2) uniquely and specifically structured, intensive one on one substance abuse disorder life coaching/counseling programs developed by BioCorRx Inc. (the "Counseling Program").

BioCorRx Inc. has been granted an exclusive license to the proprietary implant by its developer. The license allows BioCorRx to license to physicians and medical groups experienced in treating alcoholism and opioid addiction dependency the right to order the proprietary implant from the compounding pharmacies that have been licensed and trained to make the implant by its developer. It also allows BioCorRx to sub-license the implant access to territories in the U.S. and abroad.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has substantially expanded its operations since 2013 through the licensing and distribution opportunities of its BioCorRx Recovery Program. There are over 15 licensed providers throughout California, Arizona, Utah, Georgia, Virginia, Oregon, Nebraska, Oklahoma, Louisiana, Tennessee, Nevada, Wisconsin and Pennsylvania that offer the BioCorRx® Recovery Program. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended June 30, 2016 Compared with Three Months ended June 30, 2015

Three months ended June 30,

	2016	2015
Net Revenues	$187,912	$457,780
Total Operating Expenses	(600,204)	(4,365,519)
Net Interest Expense	(223,127)	(62,805)
(Loss) gain on change in derivative liability	(438,344)	199,824
Net loss	$(1,073,763)	$(3,770,720)

Revenues

Sales for the three months ended June 30, 2016 were $187,912 compared with $457,780 for the three months ended June 30, 2015, reflecting a decrease of 59%.

The decrease in revenue is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2016 and 2015 were $600,204 and $4,365,519 reflecting a decrease of $3,765,315. The primary reasons for the decrease in 2016 were due that we incurred in 2015 i) the termination of our Naltrexone implant licensing agreement and replacing the rights with an acquisition agreement and ii) a loss on settlement of sub-licensing agreements, for charges of $3,639,694 and $118,027, respectively.

In addition, comparing the three months ended June 30, 2016 to June 30, 2015, consulting and investor relations fees decreased from $206,272 to $194,643, accounting and legal fees increased from $92,946 to $143,235, advertising increased from $9,019 to $70,222, and rent increased from $4,451 to $4,585. In addition, we incurred $91,069 as stock based compensation in 2016 compared to $95,823 in 2015.

Gain (loss) on change in Fair Value of Derivative Liability

As of June 30, 2016, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended June 30, 2016, we incurred a $438,344 loss on change in fair value of our derivative liabilities compared to $199,824 gain in the same period, last year.

Interest Expense

Interest expense for the three months ended June 30, 2016 and 2015 were $223,127 and $62,805, respectively, the increase is due to debt discount amortization, a non-cash interest charge.

Net Loss

For the three months ended June 30, 2016, the Company experienced loss of $1,073,763 compared with a net loss of $3,770,720 for the three months ended June 30, 2015. The decrease in net loss is primarily due to the decrease in total operating expenses in 2016.

Six Months ended June 30, 2016 Compared with Six Months ended June 30, 2015

Six months ended June 30,

	2016	2015
Net Revenues	$418,325	$733,245
Total Operating Expenses	(1,165,273)	(4,648,653)
Net Interest Expense	(388,359)	(162,654)
(Loss) gain on change in derivative liability	(467,041)	104,168
Net loss	$(1,602,348)	$(3,973,894)

Revenues

Sales for the six months ended June 30, 2016 were $418,325 compared with $733,245 for the six months ended June 30, 2015, reflecting a decrease of 43%.

The decrease in revenue is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2016 and 2015 were $1,165,273 and $4,648,653 reflecting a decrease of $3,483,380. The primary reasons for the decrease in 2016 were due that we incurred in 2015 i) the termination of our Naltrexone implant licensing agreement and replacing the rights with an acquisition agreement and ii) a loss on settlement of sub-licensing agreements, for charges of $3,639,694 and $118,027, respectively.

In addition, comparing the six months ended June 30, 2016 to June 30, 2015, consulting and investor relations fees increased from $326,179 to $343,276, accounting and legal fees increased from $103,565 to $186,804, advertising increased from $52,377  to $138,744, and rent increased from $8,902 to $9,322. In addition, we incurred $155,075 as stock based compensation in 2016 compared to $136,133 in 2015.

Gain (loss) on change in Fair Value of Derivative Liability

As of June 30, 2016, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended June 30, 2016, we incurred a $467,041 loss on change in fair value of our derivative liabilities compared to $104,168 gain in the same period, last year.

Interest Expense

Interest expense for the six months ended June 30, 2016 and 2015 were $388,359 and $162,654, respectively, the increase is due to debt discount amortization, a non-cash interest charge.

Net Loss

For the six months ended June 30, 2016, the Company experienced loss of $1,602,348 compared with a net loss of $3,973,894 for the six months ended June 30, 2015. The decrease in net loss is primarily due to the decrease in total operating expenses in 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of approximately $1,175,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Six months ended June 30,

	2016	2015

Net cash used in operating activities	$(1,010,785)	$(394,849)
Net cash used in investing activities	(87,406)	-
Net cash provided by financing activities	2,052,948	469,581
Net increase in cash	954,757	74,732
Cash, beginning of period	220,060	53,120
Cash, end of period	$1,174,817	$127,852

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due June 10, 2019 and bearing interest at 8% per annum due annually beginning June 10, 2018.

Under the terms of the note, the note holder may, at any time, convert the unpaid principal of the note, or any portion thereof, into shares of the Company's common stock at an initial conversion price equal to 25% of the Company's total authorized common stock, determined at $0.019 per share at the date of issuance.  In addition, the note contains certain anti-dilution provisions, as defined.

The Company is required to maintain a cash balance of 10% of the outstanding principal amount at all times, unrestricted and lien free.

The note holder has the right, until December 10, 2016, to purchase another convertible note from the Company in a principal amount of up to $2,500,000 for a total aggregate purchase price of $5,000,000. Based on the percentage of the maximum purchase price the note holder invests, they will receive another convertible note for a pro rata percentage the Company's total authorized common stock (up to another 26% of the Company's total authorized common stock, for a total of 51%, if the note holder invests the maximum purchase price). If the note holder does not exercise the right to pay the maximum purchase price, the note holder will pay the Company a break-up fee equal to 5% of the remaining balance of the maximum purchase price.

The note is secured by all of assets of the Company and is ranked senior to all of the Company's debt currently outstanding or hereafter, unless prohibited by law.

Currently we have no material commitments for capital expenditures as of June 30, 2016. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. . There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue our operations.

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $1,010,785 for the six months ended June 30, 2016 compared to $394,849 used in operating activities the six months ended June 30, 2015. The increase was primarily due to the increased operating costs and expenses incurred in 2016.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $87,406 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to payments for intellectual property, purchase of equipment and lease deposit in 2016.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $1,583,367, from $469,581 provided by financing activities for the six months ended June 30, 2015 to $2,052,948 cash provided by financing activities for the six months ended June 30, 2016. The increase is primarily from $2,264,448 received from issuance of convertible note, net with repayments of notes payable of $211,500 as compared to $400,000 and $75,000 from advances and issuance of convertible notes, respectively, net with $5,419 repayments of notes payable in 2015.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2016 and December 31, 2015, the Company has a working capital deficit of $1,000,172 and $3,443,284, and an accumulated deficit of $14,833,231 and $13,230,883. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company's business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

At June 30, 2016 and December 31, 2015, we had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(b)

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Filed or Furnished Exhibit	Filing Date	Herewith
3.1	Bylaws Amendment.	8-K	3.2	05/20/2016
10.1	Termination of Asset Purchase Agreement	8-K	10.1	04/18/2016
10.2	8% Senior Secured Convertible Promissory Note, dated June 10, 2016, issued by the Company to BICX Holding Company LLC.	8-K	10.1	06/21/2016
10.3	Senior Secured Convertible Note Purchase Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.2	06/21/2016
10.4	Security Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.3	06/21/2016
10.5	Executive Service Agreement by and between the Company and Brady Granier, dated June 17, 2016.	8-K	10.4	06/21/2016
10.6	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 17, 2016.	8-K	10.5	06/21/2016
10.7	Executive Service Agreement by and between the Company and Tom Welch, dated June 17, 2016.	8-K	10.6	06/21/2016
31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.02*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

__________________

*	In accordance with SEC Release 33-8238, Exhibits 32.01 and 32.02 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: August 17, 2016	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: August 17, 2016	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

