Form 10-Q
period 2016-09-30
BioCorRx Inc.
filed 2016-11-17
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 14, 2016, there were 169,894,501 shares of registrant's common stock outstanding.

BIOCORRX INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$80,625	$220,060
Accounts receivable, net	39,500	2,750
Other accounts receivable	25,000	25,000
Prepaid expenses	25,345	64,253
Total current assets	170,470	312,063

Property and equipment, net	23,692	3,900

Other assets:
Restricted cash	250,000	-
Prepaid expenses, long term	1,016	8,573
Intellectual property, net	161,743	1,075,400
Deposits, long term	22,968	5,334
Total other assets	435,727	1,089,307

Total assets	$629,889	$1,405,270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $276,017 and $731,666, respectively	$689,481	$1,256,956
Deferred revenue, short term	432,836	635,613
Settlement payable	250,000	-
Convertible notes payable, short term, net of debt discount	-	21,134
Notes payable, net of debt discount, short term portion	172,748	1,461,256
Notes payable, net of debt discount, related party	210,188	269,635
Derivative liability	-	110,753
Total current liabilities	1,755,253	3,755,347

Long term debt:
Deferred revenue, long term	722,526	844,673
Convertible notes payable, long term, net of debt discount	501,766	5,530
Warrant liability	36,097	22,746
Derivative liability	4,561,258	59,778
Total long term debt	5,821,647	932,727

Total liabilities	7,576,900	4,688,074

Commitments and contingencies (Note 17)	-	-

Stockholders' deficit:
Preferred stock, no par value and $0.001 par value; 600,000 and 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	16,000	16,000
Common stock, $0.001 par value; 525,000,000 and 200,000,000 shares authorized, 169,094,501 and 164,144,501 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	169,095	164,145
Common stock subscribed	100,000	100,000
Additional paid in capital	10,209,916	9,667,934
Accumulated deficit	(17,442,022)	(13,230,883)
Total stockholders' deficit	(6,947,011)	(3,282,804)

Total liabilities and stockholders' deficit	$629,889	$1,405,270

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues, net	$167,598	$118,192	$585,923	$851,437

Operating expenses:
Cost of implants and other costs	37,687	19,105	124,325	139,355
Selling, general and administrative	626,941	576,505	1,571,404	1,279,898
Termination of licensing agreement	-	-	132,804	3,639,694
Loss on settlement of sub-licenses	-	-	-	118,027
Depreciation and amortization	20,338	28,908	21,706	96,197
Total operating expenses	684,966	624,518	1,850,239	5,273,171

Loss from operations	(517,368)	(506,326)	(1,264,316)	(4,421,734)

Other income (expenses):
Interest expense, net	(214,192)	(164,742)	(602,551)	(327,396)
(Loss) gain on change in fair value of derivative liability	(1,877,231)	(26,403)	(2,344,272)	77,765
Total other income (expenses)	(2,091,423)	(191,145)	(2,946,823)	(249,631)

Loss before income taxes	(2,608,791)	(697,471)	(4,211,139)	(4,671,365)

Income taxes	-	-	-	-

Net loss	$(2,608,791)	$(697,471)	$(4,211,139)	$(4,671,365)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	168,832,544	158,060,044	166,397,421	153,016,644

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2016

						Additional
	Preferred stock		Common stock		Common stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2015	80,000	$16,000	164,144,501	$164,145	$100,000	$9,667,934	$(13,230,883)	$(3,282,804)
Common stock issued for services rendered	-	-	4,950,000	4,950	-	121,140	-	126,090
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	262,271	-	262,271
Change in fair value of modifications of options	-	-	-	-	-	53,858	-	53,858
Fair value of vested options	-	-	-	-	-	104,713	-	104,713
Net loss	-	-	-	-	-	-	(4,211,139)	(4,211,139)
Balance, September 30, 2016 (unaudited)	80,000	$16,000	169,094,501	$169,095	$100,000	$10,209,916	$(17,442,022)	$(6,947,011)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,211,139)	$(4,671,365)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	21,706	96,197
Bad debt expense	8,750	85,122
Loss on settlement of sub-license	-	118,027
Termination of licensing agreement	132,804	3,639,694
Non-cash interest	21,722	134,554
Amortization of debt discount	474,217	84,886
Stock based compensation	287,617	396,971
Change in fair value of option modifications	53,858	-
Change in fair value of derivative liabilities	2,344,272	(77,765)
Changes in operating assets and liabilities:
Accounts receivable	(45,500)	(50,522)
Prepaid expenses and other current assets	(10,349)	(2,475)
Accounts payable and accrued expenses	(371,630)	389,617
Settlement payable	-	(240,000)
Deferred revenue	(324,924)	(407,473)
Net cash used in operating activities	(1,618,596)	(504,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(22,593)	-
Payment of long term deposit	(17,634)	-
Payment for intellectual property	(180,648)	-
Net cash used in investing activities	(220,875)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	-	38,000
Proceeds from convertible notes payable	2,264,448	110,000
Proceeds from advances	-	400,000
Repayments of notes payable	(564,412)	(87,919)
Net cash provided by financing activities	1,700,036	460,081

Net decrease in cash	(139,435)	(44,451)
Cash, beginning of the period	220,060	53,120

Cash, end of period	$80,625	$8,669

Supplemental disclosures of cash flow information:
Interest paid	$106,333	$2,418
Taxes paid	$-	$-

Non-cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$262,271	$-
Note payable issued in settlement of sub-licensing fees	$-	$900,000
Note payable and common stock issuable to acquire intellectual property	$-	$1,132,000

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 14, 2016.

Basis of Presentation:

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a wholly owned subsidiary and Nevada Corporation, for the purpose of developing certain business lines. As of September 30, 2016, there were no significant assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

The condensed consolidated financial statements include the accounts of BioCorRx Inc. and its wholly owned subsidiaries, Fresh Start Private, Inc. and BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the "Company" or "BioCorRx"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

SEPTEMBER 30, 2016

(unaudited)

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At September 30, 2016 and 2015, deposits in excess of FDIC limits were $80,625 and $-0-, respectively.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $53,250 and $44,500 as of September 30, 2016 and December 31, 2015, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and December 31, 2015. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 9 and 11 for derivative liabilities and Footnote 12 and 13 for stock based compensation and other equity instruments.

Restricted Cash

The Company is required to maintain in its bank accounts at all times no less than 10% of the outstanding principle of its convertible debt issued June 10, 2016. The amount held may be reduced upon noteholder approval. The Cash held must be unrestricted and not subject to any liens. As of September 30, 2016, the Company's restricted cash balance of $250,000 was classified as other assets in the accompanying balance sheet.

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of September 30, 2016 and 2015, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of September 30, 2016 and 2015, as they would be anti-dilutive:

	September 30,
	2016	2015

Shares underlying options outstanding	47,850,000	13,850,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	131,250,000	1,833,333
	181,730,000	18,313,333

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $60,034 and $198,778 as advertising costs for the three and nine months ended September 30, 2016 and $1,825 and $54,202 for the three and nine months ended September 30, 2015, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2016 and December 31, 2015, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 9 and Note 11).

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

As of September 30, 2016, there were 47,850,000 stock options outstanding, of which 18,975,000 were vested and exercisable, respectively. As of September 30, 2015, there were 13,850,000 stock options outstanding with all vested and exercisable, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Income Taxes

Income tax provisions or benefits for interim periods are computed based on the Company's estimated annual effective tax rate. Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at December 31, 2015 and 2014 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and six months ended September 30, 2016 and 2015 related to losses incurred during such periods.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of September 30, 2016, the Company had cash of $80,625 and working capital deficit of $1,584,783. During the nine months ended September 30, 2016, the Company used net cash in operating activities of $1,618,596. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the nine months ended September 30, 2016, the Company raised $2,264,448 in cash proceeds the issuance of convertible notes and notes payable. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through December 2016.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Office equipment	$34,234	$15,137
Computer equipment	2,574	2,574
Leasehold improvements	-	20,014
	36,808	37,725
Less accumulated depreciation	(13,116)	(33,825)
	$23,692	$3,900

Depreciation expense charged to operations amounted to $1,433 and $2,801, respectively, for the three and nine months ended September 30, 2016; and $608 and $1,720, respectively, for the three and nine months ended September 30, 2015.

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

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. For the three and nine months ended September 30, 2016, amortization was $18,905.

On July 28, 2016, the Company and Therakine, Ltd., an Irish private company limited by shares ("Therakine"), entered into a Development, Commercialization and License Agreement (the "Agreement"). Therakine has know-how and patents related to sustained release drug delivery technology (the "Technology"). Pursuant to the Agreement, Therakine granted the Company an exclusive license to utilize the Technology in developing injectable naltrexone products to treat patients suffering addiction to opioids, methamphetamines, cocaine, or alcohol. The Company is permitted to sell on a worldwide basis the products that utilize the Technology. The Agreement expires when the Company's last valid claim to Therakine's patents expires. Upon expiration of the Agreement, the licenses granted will become irrevocable and fully paid up.

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of September 30, 2016, the Company has paid the initial $125,000.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of September 30, 2016 and December 31, 2015 was $1,155,362 and $1,480,286, respectively.

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

NOTE 8 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of September 30 31, 2016 and December 31, 2015 was $172,748 and $518,660, respectively. The notes are currently in default.

On March 15, 2016, the Company issued a secured promissory note for $360,000 due 90 days from the date of issuance. Proceeds received were $300,000, net of Original Issuance Discount ("OID") of $60,000. The promissory note is secured by all accounts, all proceeds and all accessions for rents, profits and products. On June 10, 2016, in connection with the issuance of a secured convertible note, the outstanding balance was settled in full. During the nine months ended September 30, 2016, the Company amortized $60,000 of the OID to interest expense.

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

SEPTEMBER 30, 2016

(unaudited)

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

During the nine months ended September 30, 2016, the Company paid off an aggregate of $211,500 of the previously issued convertible notes. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $262,271 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.99% to 164.09%, (3) weighted average risk-free interest rate of 0.48% to 0.99%, (4) expected life of 0.67 to 1.70 years, and (5) estimated fair value of the Company's common stock of $0.017 to $0.027 per share.

At September 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,561,258. The Company recorded a loss from change in fair value of debt derivatives of $1,861,840 and $3,330,920 for the three and nine months ended September 30, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 170.16%, (3) weighted average risk-free interest rate of 0.88%, (4) expected life of 2.69 years, and (5) estimated fair value of the Company's common stock of $0.039 per share.

The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2016 was $187,017, and $412,510; and $69,905 and $83,185 for the three and nine months ended September 30, 2015, respectively, which was accounted for as interest expense.

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of September 30, 2016 and December 31, 2015, the Company received advances from Kent Emry current President of the Company, Scott Carley, and Neil Muller, former President of the Company as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. The balance outstanding as of September 30, 2016 and December 31, 2015 were $47,980 and $109,135, respectively. (See Note 7-Settlement Payable)

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013. During the year ended December 31, 2014, the Company has paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company issued 950,000 (as amended) of its common stock on March 31, 2014.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of September 30, 2016 and December 31, 2015 was $163,610, with unamortized debt discount of $1,402 and $3,110, respectively.

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

At September 30, 2016, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 171.16%, (3) weighted average risk-free interest rate of 0.77%, (4) expected life of 1.51 years, and (5) estimated fair value of the Company's common stock of $0.039 per share.

The Company recorded a loss from change in fair value of warrant liability of debt derivatives of $15,391 and $13,352 for the three and nine months ended September 30, 2016, respectively.

At September 30, 2016, the warrant liability valued at $36,097, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – STOCKHOLDERS' DEFICIT

Effective July 5, 2016, the Company amended its articles of incorporation to increase the authorized shares of capital stock of the Company from two hundred million (200,000,000) shares of common stock, and eighty thousand (80,000) shares of preferred stock, both $.001 par value respectively, to five hundred twenty five million (525,000,000) shares common stock ($0.001 par value), and six hundred thousand (600,000) shares of preferred stock (no par value), respectively.

Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of September 30, 2016 and December 31, 2015, the Company had 80,000 shares of preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 525,000,000 shares of common stock with par value $.001 per share. As of September 30, 2016 and December 31, 2015, the Company had 169,094,501 shares and 164,144,501 shares of common stock issued and outstanding.

In February 2016, the Company issued an aggregate of 1,250,000 shares of its common stock for services rendered valued at $25,000 based on the underlying market value of the common stock at the date of issuance.

In July 2016, the Company issued an aggregate of 3,700,000 shares of its common stock for services rendered valued at $101,090 based on the underlying market value of the common stock at the date of issuance.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the nine months ended September 30, 2016 and 2015.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the nine months ended September 30, 2016:

September 30, 2016
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

On June 17, 2016, the Company extended the term of previously granted options in aggregate of 13,500,000 initially expiring from November 2019 to July 2020 by five years to November 2024 to July 2025. The change in fair value of $53,858 was determined using the Black Scholes option model and charged to current to operations during the nine months ended September 30, 2016.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The following assumptions were used in determining the change in fair value of extended options during the nine months ended September 30, 2016:

September 30, 2016
Risk-free interest rate	0.083 % to 1.62%
Dividend yield	0%
Stock price volatility	163.82%
Expected life	3.42 to 9.10 years

The following table summarizes the stock option activity for the nine months ended September 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	14,850,000	$0.09	4.4	$-
Grants	33,000,000	0.2	10.0	-
Exercised	-
Expired	-		-	-
Outstanding at September 30, 2016	47,850,000	$0.04	9.4	$623,700
Exercisable at September 30, 2016	18,975,000	$0.08	8.1	$77,963

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $0.039 as of September 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2016:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01-0.025	33,000,000	9.75	4,125,000
0.0251-0.05	3,500,000	8.85	3,500,000
0.051 and up	11,350,000	7.55	11,350,000
	47,850,000	9.15	18,975,000

The stock-based compensation expense related to option grants was $78,535 and $104,713 during the three and nine months ended September 30, 2016, and $142,193 and $143,448 during the three and nine months ended September 30, 2015.

As of September 30, 2016, stock-based compensation related to options of $523,568 remains unamortized and is expected to be amortized over the weighted average remaining period of 1.67 years.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,475,000	2.15	$0.25	1,475,000	2.44
1.00	1,155,000	1.76	1.00	1,155,000	2.01
$0.58	2,630,000	2.00	$0.58	2,630,000	2.25

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2015	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Canceled	-	-
Outstanding at September 30, 2016	2,630,000	$0.58

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and nine months ended September 30, 2016, the Company incurred $-0-, and during three and nine months ended September 30, 2015, the Company incurred $29,167 and $100,000, respectively, as consulting fees and expense reimbursements. As of September 30, 2016 and December 31, 2015, there was an unpaid balance of $64,638 and $154,638, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and nine months ended September 30, 2016, the Company incurred $40,000 and $126,756, respectively, and during the three and nine months ended September 30, 2015, the Company incurred $43,750 and $114,583, respectively, as consulting fees. As of September 30, 2016 and December 31, 2015, there was an unpaid balance of $91,465 and $191,013, respectively.

On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $160,000 per year, 11,200,000 stock options, extended previously issued options and auto allowance.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The Company has an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and nine months ended September 30, 2016, the Company incurred $43,750 and $131,250 , respectively and during the three and nine months ended September 30, 2015, the Company incurred $43,750 and $114,583, respectively, as consulting fees. As of September 30, 2016 and December 31, 2015, there was an unpaid balance of $64,481 and $137,045, respectively.

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company's President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and auto allowance.

The Company has an arrangement with Kent Emry, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the three and nine months ended September 30, 2016 the Company incurred $-0- and $33,558, respectively , and during the three and nine months ended September 30, 2015, the Company incurred $6,250, as consulting fees. As of September 30, 2016 and December 31, 2015, there was an unpaid balance of $80,433 and $53,125, respectively.

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

The Company's revenues earned from sale of products and services for the three months ended September 30, 2016 included 13%, 34%, 24% and 26% (aggregate of 97%) from four customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the nine months ended September 30, 2016 included 14% and 17% (aggregate of 31%) from two customers of the Company's total revenues.

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

Three customers accounted for 27%, 11% and 18% (aggregate of 56%) of the Company's total accounts receivable at September 30, 2016 and two customers accounted for 49% and 20% of the Company's total accounts receivable at December 31, 2015.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —

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

Level 3 —	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2016:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$4,561,258	$4,561,258
Warrant liability			36,097	36,097
Total	$-	$-	$4,597,355	$4,597,355

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$170,531	$170,531
Warrant liability			22,746	22,746
Total	$-	$-	$193,277	$193,277

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2015 through September 30, 2016:

	Debt Derivative Liability	Warrant Liability

Balance, December 31, 2015	$170,531	22,746
Transfers in (out):
Initial fair value of debt derivative at note issuance	2,322,077	-
Fair value of debt derivative at note extinguishment transferred to equity	(262,271)	-
Mark-to-market at September 30, 2016:
Embedded derivative	2,330,921	13,351
Balance, September 30, 2016	$4,561,258	$36,097

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating leases

On March 9, 2016, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease office space in Anaheim, California, commencing July 1, 2016 and expiring on June 30, 2019.

As of September 30, 2016, future minimum lease payments for office space are as follows:

Three months ended December 31, 2016	$12,636
Year ended December 31, 2017	51,330
Year ended December 31, 2018	52,903
Year ended December 31, 2019	26,844
$143,713

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease.

Royalty agreement

On July 28, 2016, the Company and Therakine, Ltd. entered into a Development, Commercialization and License Agreement. Pursuant to the Agreement, Therakine granted the Company an exclusive license to treat patients suffering addiction to opioids, methamphetamines, cocaine, or alcohol. The Company is permitted to sell on a worldwide basis the products that utilize the Technology. The Agreement expires when the Company's last valid claim to Therakine's patents expires. Upon expiration of the Agreement, the licenses granted will become irrevocable and fully paid up.

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of September 30, 2016, the Company has paid the initial $125,000. (See Note 5)

NOTE 18 – SUBSEQUENT EVENTS

Financing and stock issuance

On October 21, 2016, The Company issued two 8% convertible promissory notes in the aggregate principal amount of $220,000. In addition to the note transactions, by October 20, 2016, the Company issued 400,000 shares of the Company’s restricted common stock to each investor for a total of 800,000 shares as inducement shares. The inducement shares will be increased by 150,000 shares for each investor if the closing price of the Company’s common stock falls below $0.025 prior to the Company paying back the notes or the complete conversion of the notes into shares of the Company’s common stock.

The notes mature on April 21, 2017. The maturity date is extendable at the option of each Investor as long as no event of default has occurred. Under the terms of the notes, each Investors may, on or after the maturity date, convert the unpaid principal of their Note into shares of the Company's common stock. The conversion price is 60% of the lowest trade that occurs during the twenty-five (25) trading days immediately preceding the conversion date.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has substantially expanded its operations since 2013 through the licensing and distribution opportunities of its BioCorRx Recovery Program. There are over 15 licensed providers throughout California, Arizona, Utah, Georgia, Virginia, Oregon, Nebraska, Oklahoma, Louisiana, Tennessee, Nevada, Wisconsin and Pennsylvania that offer the BioCorRxÒ Recovery Program. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended September 30, 2016 Compared with Three Months ended September 30, 2015

Three months ended September 30,

	2016	2015
Net Revenues	$167,598	$118,192
Total Operating Expenses	(684,966)	(624,518)
Net Interest Expense	(214,192)	(164,742)
(Loss) gain on change in derivative liability	(1,877,231)	(26,403)
Net loss	$(2,608,791)	$(697,471)

Revenues

Sales for the three months ended September 30, 2016 were $167,598 compared with $118,192 for the three months ended September 30, 2015, reflecting an increase of 42%.

The increase in revenue is directly related to the increased number of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2016 and 2015 were $684,966 and $624,518, respectively, reflecting an increase of $60,448. The primary reasons for the increase in 2016 were due that we incurred increases in service provider costs as compared to 2015 and increase due to non-cash amortization of licensing agreement.

In addition, comparing the three months ended September 30, 2016 to September 30, 2015, consulting and investor relations fees increased from $167,512 to $312,014, accounting and legal fees decreased from $82,985 to $57,149, advertising increased from $1,825 to $60,034, and rent increased from $4,875 to $13,040. In addition, we incurred $85,311 as stock based compensation in 2016 compared to $251,037 in 2015.

Gain (loss) on change in Fair Value of Derivative Liability

As of September 30, 2016, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended September 30, 2016, we incurred a $1,877,231 loss on change in fair value of our derivative liabilities compared to $26,403 loss in the same period, last year.

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015 were $214,192 and $164,742, respectively, the increase is due to debt discount amortization, a non-cash interest charge.

Net Loss

For the three months ended September 30, 2016, the Company experienced a net loss of $2,608,791 compared with a net loss of $697,471 for the three months ended September 30, 2015. The increase in net loss is primarily due to the loss on change in fair value of derivative liabilities.

Nine Months ended September 30, 2016 Compared with Nine Months ended September 30, 2015

Nine months ended September 30,

	2016	2015
Net Revenues	$585,923	$851,437
Total Operating Expenses	(1,850,239)	(5,273,171)
Net Interest Expense	(602,551)	(327,396)
(Loss) gain on change in derivative liability	(2,344,272)	77,765
Net loss	$(4,211,139)	$(4,671,365)

Revenues

Sales for the nine months ended September 30, 2016 were $585,923 compared with $851,437 for the nine months ended September 30, 2015, reflecting a decrease of 31%.

The decrease in revenue is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2016 and 2015 were $1,850,239 and $5,273,171 reflecting a decrease of $3,422,932. The primary reasons for the decrease in 2016 were due to the fact that we incurred in 2015 i) the termination of our Naltrexone implant licensing agreement and replacing the rights with an acquisition agreement and ii) a loss on settlement of sub-licensing agreements, for charges of $3,639,694 and $118,027, respectively.

In addition, comparing the nine months ended September 30, 2016 to September 30, 2015, consulting and investor relations fees increased from $402,517 to $655,290, accounting and legal fees increased from $110,212 to $243,953, advertising increased from $54,202 to $198,778, and rent increased from $11,952 to $22,362. In addition, we incurred $287,617 as stock based compensation in 2016 compared to $396,971 in 2015.

Gain (loss) on change in Fair Value of Derivative Liability

As of September 30, 2016, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended September 30, 2016, we incurred a $2,344,272 loss on change in fair value of our derivative liabilities compared to $77,765 gain in the same period, last year.

Interest Expense

Interest expense for the nine months ended September 30, 2016 and 2015 were $602,551 and $327,396, respectively, the increase is due to debt discount amortization, a non-cash interest charge.

Net Loss

For the nine months ended September 30, 2016, the Company experienced loss of $4,211,139 compared with a net loss of $4,671,365 for the nine months ended September 30, 2015. The decrease in net loss is primarily due to the decrease in total operating expenses in 2016, net with increase in loss on change in fair value of derivative liabilities.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of approximately $80,625. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Nine months ended September 30,

	2016	2015

Net cash used in operating activities	$(1,618,596)	$(504,532)
Net cash used in investing activities	(220,875)	-
Net cash provided by financing activities	1,700,036	460,081
Net decrease in cash	(139,435)	(44,451)
Cash, beginning of period	220,060	53,120
Cash, end of period	$80,625	$8,669

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

Currently we have no material commitments for capital expenditures as of September 30, 2016. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $1,618,596 for the nine months ended September 30, 2016 compared to $504,532 used in operating activities the nine months ended September 30, 2015. The increase was primarily due to the increased operating costs and expenses incurred in 2016 along with a net decrease in operating liabilities of $438,698.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $220,875 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to payments for intellectual property, purchase of equipment and lease deposit in 2016.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $1,239,955, from $460,081 provided by financing activities for the nine months ended September 30, 2015 to $1,700,036 cash provided by financing activities for the nine months ended September 30, 2016. The increase is primarily from $2,264,448 received from issuance of convertible note, net with repayments of notes payable of $564,412 as compared to $400,000 and $148,000 from advances and issuance of notes, respectively, net with $87,919 repayments of notes payable in 2015.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2016 and December 31, 2015, the Company has a working capital deficit of $1,584,783 and $3,443,284, and an accumulated deficit of $17,442,022 and $13,230,883. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company's business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

At September 30, 2016 and December 31, 2015, we had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Filed or Furnished Exhibit	Filing Date	Herewith

3.1	Bylaws Amendment.	8-K	3.2	05/20/2016

10.1	Termination of Asset Purchase Agreement	8-K	10.1	04/18/2016

10.2	8% Senior Secured Convertible Promissory Note, dated June 10, 2016, issued by the Company to BICX Holding Company LLC.	8-K	10.1	06/21/2016

10.3	Senior Secured Convertible Note Purchase Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.2	06/21/2016

10.4	Security Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.3	06/21/2016

10.5	Executive Service Agreement by and between the Company and Brady Granier, dated June 17, 2016.	8-K	10.4	06/21/2016

10.6	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 17, 2016.	8-K	10.5	06/21/2016

10.7	Executive Service Agreement by and between the Company and Tom Welch, dated June 17, 2016.	8-K	10.6	06/21/2016

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				☒

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				☒

32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

32.02*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

101.INS	XBRL Instance.	☒

101.XSD	XBRL Schema.	☒

101.PRE	XBRL Presentation.	☒

101.CAL	XBRL Calculation.	☒

101.DEF	XBRL Definition.	☒

101.LAB	XBRL Label.	☒

_______________________

*	In accordance with SEC Release 33-8238, Exhibits 32.01 and 32.02 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: November 17, 2016	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: November 17, 2016	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

