Form 10-K
period 2016-12-31
BioCorRx Inc.
filed 2017-04-13
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

Commission File Number: 000-54208

BioCorRx® Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2390 East Orangewood Avenue Suite 575 Anaheim, California	92806	(714) 462-4880
(Address of principal executive office)	(Zip Code)	(Registrant's telephone number, Including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates based upon the closing sale price of $0.024 per share on the Over the Counter Bulletin Board of the registrant as of June 30, 2016: $3,294,542.

As of April 13, 2017, there were 212,711,286 shares of registrant's common stock outstanding.

Documents Incorporated by Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

Item 1 – Business

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of FSP, the principal business of the Company originally was to develop "green" renewable fuel sources for agricultural operations, specifically biodiesel. On July 26, 2010, we filed an amendment to our Articles of Incorporation changing our name to Fresh Start Private Management, Inc. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcoholism and opioid addiction treatment through our BioCorRx® Recovery Program and related products.

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

 On July 28, 2016, we formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%.

On November 23, 2016, the Company” filed a certificate of designations, rights and preferences with the Secretary of State of the State of Nevada pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of the Series B Preferred Stock.

Business Overview

Through our wholly and majority owned subsidiaries, we distribute and license the BioCorRx® Recovery Program for alcoholism and opioid addiction treatment headquartered in Anaheim, California. We were established in January 2010 and are currently operating in Anaheim, California. We developed the BioCorRx® Recovery Program for the treatment of alcoholism and opioid addiction consisting of a naltrexone implant that is placed under the skin in the lower abdomen coupled with a counseling/life coaching program which includes a series of modules to be used by trained counselors usually within 16 sessions, as well as 12 months of peer recovery support and tracking.

We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital.

The BioCorRx® Recovery Program

We have developed and own the rights to an innovative alcoholism and opioid addiction treatment program, called BioCorRx® Recovery Program, that empowers patients to succeed in their overall recovery. We offer a comprehensive medication-assisted treatment (MAT) program that combines non-addictive medication coupled with psycho-social counseling modules and peer recovery support and tracking. We have been operating for over 6 years and over 800 patients have been treated with our program since we began operating. Currently, about 2 to 3 patients per month are being treated with our program. This number fluctuates depending on provider(s) current advertising and time of year. The addiction treatment services reported cost from provider to patient is an average of $15,000 per patient and a portion is sometimes covered by insurance. This amount varies due to many factors, the major ones being, type of insurance policy and patients out of network deductibles. In addition, there are the service provider expenses, and surgery center costs (if not done in the medical provider's office). Services may also be provided to cash patients, by licensed providers, at discounted rates due to financial difficulties.

The BioCorRx® Recovery Program is a comprehensive addiction program which includes peer support coaching and counseling modules (typically completed in16 sessions on average but not limited to), coupled with a naltrexone implant. The implant is specifically compounded with a prescription from a medical doctor for each individual and is designed to release naltrexone into the body over several months. The naltrexone implant means a single administration, long acting naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

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

Focus on Treatment: Unlike many other addiction treatment programs, we focus primarily on the treatment of alcohol and opioid addiction.

Comprehensive Approach: Alcoholism and opioid addiction are complex diseases that needs a program specifically designed to treat the body, the mind, and the spirit of one suffering from addiction. We have created a comprehensive recovery program that includes state-of-the-art medical intervention, individually tailored peer support and cognitive behavioral therapy (CBT) counseling modules used by trained addiction specialists. Our program typically lasts for up to 13 months from the initial surgical procedure of inserting the naltrexone pellet(s) to the last peer support coaching session. We believe that through our comprehensive treatment method, clients will have the highest possible chances of full recovery from alcohol and opioid dependency.

Focus on Family and Friends: We believe that the attention from family and friends are the most important elements in the treatment of alcohol and opioid addiction. The program makes family and friends an essential element of the patients' recovery and asks that they play an important role in both the initial treatment phase and in the long-term recovery process.

Program Description

We offer a comprehensive and highly effective alcohol and opioid addiction treatment program. Our proprietary program is designed to offer treatment and healing to both the body and the mind of those suffering from addiction. Our alcoholism and opioid addiction treatment program is a two-part program that includes: (i) the insertion of a naltrexone implant that is believed to reduce physical cravings of alcohol and opioids by a trained physician; and (ii) peer support and counseling that focuses on the psycho-social aspect of addiction. The following is a detailed description of our alcohol treatment program.

Naltrexone Implant: Our unique program has reduced physical cravings for numerous patients suffering from alcoholism and opioid addiction. Our implant is believed to reduce cravings over the period of several months in most patients depending on their metabolism and other factors. During this time, the program focuses on addressing the mental dependence on alcohol and/or opioids. The implant is a naltrexone pellet(s) that is the size of a marble and inserted via an outpatient surgical procedure into the lower abdomen of the patient. The naltrexone pellets will be absorbed by the body over several months and will automatically dissolve and not need to be removed.

All procedures to place the naltrexone pellets into patients are performed at several independently owned and licensed provider locations. There are over 15 licensed providers throughout the United States that offer the BioCorRx® Recovery Program. Addresses of most independently owned provider locations offering our program are available on our website www.beataddiction.com. The procedures are performed by a licensed medical physician.

The naltrexone implant is produced by select compounding pharmacies contracted by Trinity Compound Solutions, Inc. We entered into an exclusive license dated September 7, 2010 (the "License Agreement") with Trinity Compound Solutions, Inc. (formerly known as Trinity Rx Solutions, LLC) ("Trinity"). In accordance with the terms and provisions of the License Agreement, Trinity shall provide to our partners access to the naltrexone implant that has been designed for addiction treatment. As consideration for the License Agreement, the Company has issued 5,672,250 shares of our common stock (which was equal to 7.5% of the total shares outstanding at the time of the execution of the agreement).

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

The naltrexone implant is one or two small pellets that are inserted beneath the skin in the subcutaneous fat located in the lower abdomen. The implant procedure is an outpatient procedure that takes approximately 20-30 minutes. A local anesthetic is administered before the pellets are implanted and the patient is free to leave the clinic and return to normal activities within a few hours of the procedure in most cases. The pellets are biodegradable and will gradually dissolve in the human body. The pellets contain a medicine called naltrexone, which has been shown to block receptors in the brain that crave alcohol and opioids. naltrexone is an FDA approved medication and all patients are required to obtain a prescription for the medication from a medical doctor. The doctors employed by the licensed providers are responsible for evaluating the patients, determining if the patient is a candidate and, if so, writing the prescription. The prescription is then presented to compounding pharmacies contracted by Trinity that produce the pellets using naltrexone as the core ingredient. BioCorRx does not compound, manufacture or handle the naltrexone implants.

Once the pellet is implanted in the patient, they are usually free to return to work on the next business day and will be contacted by a peer support specialist and/or counselor within a few days if not prior to the procedure to begin coaching and/or counseling.

BioCorRx® Recovery Program Counseling: We developed a counseling program to assist patients in beating their dependence on alcohol and opioids. Prior to, or upon receiving the naltrexone implant, each patient will typically speak with a counselor. This counselor will treat the patient for the next several weeks following the implant using the program modules in combination with their our skill sets to help them cope with and address their dependence on alcohol and/or opioids. It usually takes approximately 16 sessions to complete the program modules.

As part of the peer support and counseling program, peer support specialists/counselors focus on bringing family and friends into the recovery process. This provides emotional support for patients and allows them to understand that they have people that care for them and want them to remain sober.

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

Competition

We offer a unique, proprietary treatment plan for alcoholism and opioid addiction. However, there are many services and clinics that already provide support for addiction. There are rehabilitation and treatment centers within close proximity to our licensed providers that provide alcohol and opioid addiction treatment and detoxification services, some using other naltrexone implants. We hope to distinguish ourselves from our competition by proving that our program is successful and our success rate is much higher than our competitors. We intend to continue our expansion of the number of licensed providers throughout the United States using our program on their patients.

The following is a detailed description of well known rehabilitation service providers in and around our current area of operations:

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

Growth Strategy

We have developed a program that we believe helps patients battle their mental and physical addiction to alcohol and opioids more effectively than traditional methods. We are currently operating in Anaheim, California and market nationally. We are constantly seeking and contracting withadditional independent treatment providers in the United States and ramping up efforts to establish pilot programs with local and state government entities.

Government Regulation and Approvals

All Surgical procedures need to be performed by a licensed physician.

The naltrexone implant does not require regulatory approval because naltrexone is already an FDA approved medication. Once the physician writes a prescription for naltrexone implant, a pharmacist can put it into a compounded form under U.S. Compounding laws and then distribute the compounded medication directly to the ordering physician treating the intended patient. The pharmacy is required to be properly licensed in each state to which the implant is being distributed.

Intellectual Property/Licensing Rights

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

The BioCorRx counseling program/modules used in the BioCorRx Recovery Program are protected by copyright.

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of December 31, 2016, the Company has paid an aggregate of $250,000 of which $75,000 is held in escrow until certain drug levels are met.

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

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

On December 10, 2015. The Company entered into a royalty agreement with Alpine Creek Capital Partners LLC ("Alpine Creek"). The Company is in the business of selling a distinct implementation of the BioCorRx Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the "Treatment").

In accordance with the terms and provisions of the agreement, Alpine Creek will pay the Company an aggregate of $405,000 , payable as follows: (a) a deposit in the amount of $55,000, which Alpine Creek paid to the Company on November 20, 2015, (b) cancellation of that certain secured promissory note, dated October 19, 2015, issued by the Company to Alpine Creek in the aggregate principal amount of $55,000 and (c) within two (2) business days from the effective date, Alpine Creek will pay $295,000 to the Company.

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company's gross profit for each Treatment sold in the United States that includes procurement of the Company's implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company's satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company's implant product, into perpetuity.

Item 1A  – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information under this item.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 2390 East Orangewood Avenue, Suite 575, Anaheim, California 92806, and our telephone number is (714) 462-4880. We lease this property. Our lease commenced effective July 1, 2016 for a term of three years. The base rent is $4,212 per month.

Item 3 – Legal Proceedings

On March 9, 2016, Jorge Andrade (former Company's Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. Subsequently, on March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $160,000 shall be paid in twelve (12) monthly payments of $15,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of December 31, 2016, the outstanding balance due was $250,000.

On March 7, 2016, Jeffery D. Segal, A Professional Corporation ("Segal") filed a complaint against the Company alleging failure to pay for legal services rendered in aggregate of $59,174 with the Superior Court of the State of California, County of Los Angeles.

In March 2017, the Company entered into a settlement agreement to pay the plaintiff and did pay $65,000 in full settlement. The Company has accrued the $65,000 for the year ended December 31, 2016.

With the exception of the foregoing, the Company is not involved in any disputes and does not have any litigation matters pending.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been approved for quotation on The OTC Bulletin Board under the symbol "BICX." The Company stock began trading on August 30, 2010. The table below sets forth the high and low bid prices for our common stock for the period indicated as reported on the OTCBB website.

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2016	0.0450	0.0100
September 30, 2016	0.0749	0.0200
June 30, 2016	0.0320	0.0150
March 31, 2016	0.0330	0.0150
December 31, 2015	0.0450	0.0200
September 30, 2015	0.0600	0.0300
June 30, 2015	0.1250	0.0400
March 31, 2015	0.1200	0.0400

As of April 13, 2017, 212,711,286 shares of our common stock were issued and outstanding.

Holders

As of April 13, 2017, there were approximately 109 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan, the BioCorRx, Inc. 2014 Stock Option Plan (the "Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	20,000,000	0.10	5,000,000
Equity compensation plans not approved by security holders	27,850,000	0.04	-
Total	47,850,000	0.04	5,000,000

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC.

Rule 10B-18 Transactions

During the fiscal year ended September 30, 2016, there were no repurchases of the Company's common stock by the Company.

Recent Sales of Unregistered Securities

In February 2016, we issued an aggregate of 1,250,000 shares of its common stock for services rendered valued at $25,000 based on the underlying market value of the common stock at the date of issuance.

In June 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due June 10, 2019 and bearing interest at 8% per annum due annually beginning June 10, 2018. Under the terms of the note, the note holder may, at any time, convert the unpaid principal of the note, or any portion thereof, into shares of the Company's common stock at an initial conversion price equal to 25% of the Company's total authorized common stock, determined at $0.019 per share at the date of issuance.

In July 2016, we issued an aggregate of 3,700,000 shares of its common stock for services rendered valued at $101,090 based on the underlying market value of the common stock at the date of issuance.

In July 2016, we issued 3,000,000 shares of its common stock as conversion for outstanding accounts payable to related party valued at $80,433 based on the underlying market value of the common stock at the date of issuance.

In August 2016, we issued 300,000 shares of its common stock for as loan extension valued at $17,970 based on the underlying market value of the common stock at the date of issuance.

In August 2016,we issued an aggregate of 3,150,000 shares of its common stock for services rendered valued at $182,725 based on the underlying market value of the common stock at the date of issuance.

In October 2016, we issued an aggregate of 800,000 shares of its common stock for in connection with the issuance of convertible debt valued at $30,000 based on the underlying market value of the common stock at the date of issuance.

In October 2016, we issued 60,000 shares of its common stock for services rendered valued at $2,346 based on the underlying market value of the common stock at the date of issuance.

In October 2016, the Company issued to an aggregate of $220,000 Convertible Promissory Notes. The proceeds from the notes provides was up to an aggregate of $200,000 in net proceeds after taking into consideration an Original Issue Discount ("OID") of $20,000. The maturity date is six months from the date of issuance. The Note is convertible after 180 days into shares of the Company's common stock at a conversion price equal to 60% discount to the lowest closing price of the common stock for the 25 trading days immediately prior the conversion date. In connection with the issuance of the promissory notes, the Company issued 800,000 shares of its common stock as an inducement and is obligated to issue an additional 250,000 shares should the Company’s common stock close below $0.025 per share prior to full pay off of the notes. The fair value of the issued shares was charged as a debt discount at the time of issuance.

In December 2016, we issued an aggregate of 400,000 shares of its common stock for services rendered valued at $11,900 based on the underlying market value of the common stock at the date of issuance.

In December 2016, we issued 5,000,000 shares of its common stock in exchange for proceeds of $100,000.

Item 6 – Selected Financial Data

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are an addiction healthcare solutions company and developer of the BioCorRx® Recovery Program and BICX101 headquartered in Anaheim, California. We were established in January 2010 and currently operating in Anaheim, California. The Company’s current treatment program is called the BioCorRx® Recovery Program and it is also developing a new injectable naltrexone product called BICX101 for the treatment of alcohol and opioid addiction under our subsidiary, BioCorRx Pharmaceuticals. On January 7, 2014 we changed our name to BioCorRx® Inc. to take advantage of unique branding of our BioCorRx® Recovery Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital.

The BioCorRx Recovery Program is an addiction treatment protocol comprised of multiple parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the medication, Naltrexone (implanted under the skin) (the "Implant") which can reduce alcohol and opioid cravings over a period of several months; and (2) a uniquely and specifically structured, intensive one on one counseling program developed by BioCorRx Inc. (the "Counseling Program") coupled with overlapping peer support.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has continued to expand its operations in 2016 through distribution opportunities of its BioCorRx Recovery Program. There are over 15 licensed providers throughout the United States that offer the BioCorRx Recovery Program. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	2016	2015
Revenues	$701,772	$924,732
Total Operating Expenses	(2,883,793)	(6,042,616)
(Loss) gain on settlement agreement	-	731,973
Net Interest Expense	(1,048,013)	(377,087)
Gain on change in derivative liability	(2,673,948)	97,008
Income taxes	-	-
Net Loss	$(5,903,982)	$(4,665,990)

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenues

Revenues for the year ended December 31, 2016 were $701,772 compared with $924,732 for the year ended December 31, 2015, reflecting a decrease of 24%. The decrease in revenue is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 and 2015 were $2,883,793 and $6,042,616, reflecting a decrease of 52%. Cost of implants and other direct costs for the year ended December 31, 2016 were $175,430 compared with $151,970 for the year ended December 31, 2015, reflecting an increase of 15%. Cost of implants and other direct costs increased as a percentage of sales (from 16% to 24%) because of the new variation of the licensing and distribution revenue model.

 In comparing our selling, general and administrative expenses for the year ended December 31, 2015 to December 31, 2016, consulting fees increased from $536,267 to $768,007, accounting fees decreased from $79,995 to $77,023, advertising increased from $76,859 to $223,728, and rent increased from $17,044 to $40,736. In addition, we incurred $582,348 as stock based compensation in 2016 compared to $802,920 in 2015 and loss on termination of licensing agreement of $132,804 in 2016 compared to $3,639,694 in 2015.

Interest Expenses

Net interest expense for the year ended December 31, 2016 and 2015 were $1,048,013 and $377,087, respectively, reflecting additional costs incurred from our 2016 borrowings. In addition, non-cash debt discount amortization and other non-cash interest relating to our convertible debt was $749,514 and $281,481 for the years ended December 31, 2016 and 2015, respectively

Net Gain on Settlement Agreement

In 2015, we settled outstanding sub licensing agreements with certain of our licensees resulting in a net gain of $731,973 for the current period.

(Loss) gain on derivative liabilities

We have issued convertible debt and certain warrants with certain anti-dilutive provisions requiring us to record and adjust to fair value at each reporting period. As such for the years ended December 31, 2016 and 2015, we recorded a (loss) gain on change in fair value of derivatives of $(2,673,948) and $97,008, respectively.

Net Loss

For the year ended December 31, 2016, the Company experienced a loss of $5,903,982 compared with a net loss of $4,665,990 for the year ended December 31, 2015. We experienced an increase in net loss due to the independent clinics experiencing lack of private insurance coverage and/or reimbursement.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of approximately $92,455. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2016	2015
Net cash (used in) provided by operating activities	$(1,987,100)	$47,859
Net cash used in investing activities	(340,541)	-
Net cash provided by financing activities	2,200,036	119,081
Net (decrease) increase in cash	(127,065)	166,940
Cash, beginning of period	220,060	53,120
Cash, end of period	$92,455	$220,060

We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2016, the company has continued to expand its operations through distribution agreements with independently owned clinics, we believe that the current distribution business model will create a steady revenue stream by which sufficient cash flows can be maintained while the Company continues its growth and expansion.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue, our operations.

Net Cash Flow From Operating Activities

Net Cash provided in operating activities decreased by $2,034,959 for the year ended December 31, 2016 compared to 2015 primarily due to the Company's ability to decrease its cash flow from earned revenue that is directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $340,541 for the year ended December 31, 2016 compared to 2015 primarily due payments for intellectual property, purchase of equipment and payment of lease deposit in 2016.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $2,080,955 for the year ended December 31, 2016 compared to 2015 due to additional borrowings of $2,664,448 and stock sales of $100,000, net with repayments of notes payable of $564,412 as compared to borrowings of $235,000, net with repayments of notes payable of $115,919 in 2015.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2016 , the Company had cash of $92,445, a working capital deficit of $2,350,268 and an accumulated deficit of $19,134,865. The Company used net cash in operating activities of $1,987,100. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and 2015, we did not have any derivative instruments that were designated as hedges.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

Our financial statements are contained in pages F-1 through F-32, which appear at the end of this Form 10-K Annual Report.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2016, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

(i) We did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

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

(ii) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(iii) Management's report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the reasons discussed above.

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

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of April 13, 2017 are set forth below:

Name	Age	Positions
Brady Granier, President and CEO since June 10, 2016;	44	President, Chief Executive Officer and Director
Lourdes Felix, Chief Financial Officer since October 1, 2012;	49	Chief Financial Officer, Chief Operating Officer and Director
Kent Emry, Director	49	Director

Brady J. Granier, President, Chief Executive Officer, Director

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

Lourdes Felix, Chief Financial Officer, Chief Operating Officer and Director

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

Kent Emry, Director

Mr. Kent Emry served as the Chief Executive Officer of BioCorRx® Inc. from September 13, 2013 to November 14, 2014. For twelve years, Mr. Emry has been involved in the healthcare industry. Mr. Emry has specialized in identifying and securing financing for the acquisition of troubled skilled nursing and rehabilitation facilities. Mr. Emry was able to re-structure these facilities both on a clinical and financial level resulting in a profitable facility. Mr. Emry has vast knowledge of operational systems and creation and development of policies and procedures has been key in the healthcare industry. Mr. Emry has extensive experience in contract negotiations with public, private, federal and state healthcare reimbursement entities including HMOs, Medicare, Medicaid, VA and Military contracting and billing. Mr. Emry's focuses on the acquisition and restructuring of troubled healthcare facilities, Mr. Emry owned and operated a marketing company which focused on the healthcare industry. He developed creative and concise marketing strategies. Mr. Emry's campaigns and tactics improved corporate revenues and profits by increasing their number of patients and controlling expenses. Mr. Emry served in a number of industries outside of healthcare as well, including food processing and brokerage, construction, development, sales, marketing and property management. He has been a Director of BioCorRx® Inc. since September 13, 2013.

He has been a Director of BioCorRx® Inc. since September 13, 2013. Mr. Emry has the ability to quickly identify operational and structural inefficiencies and replace them with systems and policies that enhance productivity and growth resulting in a more profitable business. Mr. Emry has a Bachelor's degree in Healthcare Administration from Oregon State University.

Employment Agreements

Lourdes Felix, Chief Financial Officer and Chief Operating Officer and Brady Granier, President and Chief Executive Officer of the Company, entered into Executive Service Agreements with the Company on February 28, 2013 and October 16, 2013, respectively (the "Executive Agreements").

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

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 2390 East Orangewood Avenue, Suite 575, Anaheim, CA 92806.

Board Composition, Committees, and Independence

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

Item 11 – Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2016 and 2015 (collectively, the "Named Executive Officers")

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)		Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)

Brady Granier, President, CEO and	2016	175,000	0	0	201,812	(1)	0	0	0	376,812
Director since June 10, 2016	2015	100,430	0	0	0		0	0	0	100,430

Lourdes Felix, CFO, COO and Director	2016	166,756	0	0	213,236	(2)	0	0	0	379,992
since October 1, 2012	2015	100,430	0	0	0		0	0	0	100,430

__________________

(1)	On June 17, 2016, the Company granted 10,600,000 options to Mr. Brady Granier exercisable at $0.0201 per share for ten years, vesting ratably over 24 months.
(2)	On June 17, 2016, the Company granted 11,200,000 options to Ms. Lourdes Felix exercisable at $0.0201 per share for ten years, vesting ratably over 24 months.

Option/SAR Grants in Fiscal Year Ended December 31, 2016

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2016.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	31,800,000	8.97	$0.05	18,250,000	$0.06

Long-Term Incentive Plans and Awards

On June 17, 2016, we awarded options to purchase an aggregate of 21,800,000 shares of common stock to key officers of the Company. These options vest monthly over 24 months and have a term of 10 years. The options have an exercise price of $0.0201 per share.

On June 17, 2016, we extended the term of previously granted options in aggregate of 10,000,000 initially expiring from November 2019 to July 2020 by five years to November 2024 to July 2025.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On February 15, 2013, the Company adopted an Executive Management Bonus plan, which includes corporate revenue, license revenue and royalty revenue from which the bonus shall be calculated.

On February 28, 2013, we entered into one year Executive Service Agreement with Felix Financial Enterprise, LLC controlled by our Chief Financial Officer, Lourdes Felix pursuant to which the parties agreed to (i) Felix to provide certain executive services commensurate with his position as Chief Financial Officer; (ii) the Company shall pay Felix an annual salary of $150,000 and grant 1,000,000 stock options and (iii) Felix shall be eligible to participate in the Executive Management Bonus Plan as adopted by the Board of Directors effective February 15, 2013. Effective October 16, 2013 the annual salary for Ms. Felix was reduced to $75,000. Effective June 10, 2016 the annual salary for Ms. Felix was increased to $160,000.

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

Director Compensation

We have not compensated our Directors during fiscal 2016 except as described under officers as described in above.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of April 13, 2017, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 575, Anaheim, California 92806.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Neil Muller	11,250,000	6.17%
Common Stock and options	Brady Granier	17,280,233	9.47%
Common Stock	Kent Emry	9,950,000	5.45%
Common Stock and options	Lourdes Felix	12,633,333	6.93%
All directors and executive officers as a group (4 persons)		51,113,566	28.03%

______________

(1)	As of April 13, 2017, we have 212,771,286 shares of common stock outstanding.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13 – Certain Relationships and Related Transactions and Director Independence.

Other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

•	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

As of December 31, 2016 and 2015, we have received an advance from Jorge Andrade, ex-CEO, Neil Muller, ex-President and Kent Emry, past President as loans from related parties. The loans are payable on demand and without interest.

	2016	2015
Jorge Andrade	$-	$37,842
Neil Muller	10,000	-
Kent Emry	16,500	16,500
	$26,500	$54,342

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the years ended December 31, 2016 and 2015, the Company incurred $-0- and $100,000, respectively, as consulting fees and expense reimbursements. As of December 31, 2016 and 2015, there was an unpaid balance of $64,638 and $154,638, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2016 and 2015 incurred $166,756 and $191,183, respectively, as consulting fees. As of December 31, 2016 and 2015, there was an unpaid balance of $91,465 and $191,013, respectively. On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 11,200,000 stock options, extended previously issued options and auto allowance.

The Company has an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2016 and 2015, the Company incurred $175,000 and $192,279, respectively, as consulting fees. As of December 31, 2016 and 2015, there was an unpaid balance of $64,481 and $137,045, respectively.

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company's President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and auto allowance.

The Company has an arrangement with Kent Emry, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the year ended December 31, 2016 and 2015the Company incurred $33,558 and $25,000, respectively. As of December 31, 2016 and 2015, there was an unpaid balance of $-0- and $53,125, respectively. On July 5, 2016, the Company issued 3,000,000 shares of the Company’s common stock in settlement of $80,433 outstanding payables.

On June 17, 2016, the Company entered into an executive service contract with Tom Welch as the Company's Vice President of Operations. The agreement is an at will agreement and provides for a base salary of $140,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 21.9% ownership to Brady Granier, Lourdes Felix and Kent Emry, officers of the Company, with the Company retaining 78.1%. As of December 31, 2016, there were no significant assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

Item 14 – Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2016 and 2015, including review of our interim financial statements were $57,000 and $55,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for audit related fees during the fiscal years ended December 31, 2016 and 2015, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for tax and fees during the fiscal years ended December 31, 2016 and 2015.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

Item 15 – Exhibits

The following exhibits are included herein or incorporated by reference:

Exhibit No.	Description
2.1

Share Exchange Agreement, dated October 31, 2011, by and among the Company, the Company's former principal stockholder, FSP and the former principal shareholders of FSP. (incorporated herein by reference to the Company's Form 8K/A filed on November 4, 2011)

3.1	Articles of Incorporation. (incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on September 9, 2008)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on September 9, 2008).
3.2	Certificate of Amendment to Articles of Incorporation.(incorporated herein by reference to the Company's Form 8-K filed on February 20, 2014)
3.3	Certificate of Amendment to Articles of Incorporation , dated July 5, 2016 (incorporated by reference to Form 8-K filed on July 6, 2016)
3.3	By Laws (incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on September 9, 2008)
3.4	Amendments to the Company’s Bylaws , dated May 13, 2016 (incorporated by reference to Form 8-K filed on May 20, 2016)
4.1	Certificate of Designation (incorporated herein by reference to the Company's Form 8-K filed on November 30, 2016)
5.0	Registration Statement Pursuant to 2013 Stock Option Plan (incorporated herein by reference to the Company's Form S-8 filed on January 10, 2014)
5.0	Registration Statement Pursuant to 2014 Stock Option Plan (incorporated herein by reference to the Company's Form S-8 filed on November 19, 2014
10.1	Termination Agreement, dated October 31, 2011, by and among the Company, FSP and Muller. incorporated herein by reference to the Company's Form 8K/A filed on November 4, 2011)
10.2	Agreement for Service, dated June 1, 2011, by and between FSP and Start Fresh Alcohol Recovery Clinic, Inc. (7)
10.3	License Agreement, dated September 7, 2010, by and between FSP and Trinity Rx Solutions, LLC. (2)
10.4	Asher Note Payable dated December 11, 2012, incorporated herein (7)
10.5	Distribution agreement, dated January 26, 2015 (incorporated by reference to Form 8-K filed on January 29, 2015)
10.6	JMJ Convertible Promissory Note, dated February 4, 2015 (incorporated by reference to Form 8-K filed on February 5, 2015)
10.7	Letter of Intent, dated February 24, 2015 (incorporated by reference to Form 8-K filed on March 13, 2015)
10.8	Supply and Distribution Agreement, dated March 10, 2015 (incorporated by reference to Form 8-K filed on March 13, 2015)
10.9	Amendment to Letter of Understanding, dated March 12, 2015 (incorporated by reference to Form 8-K filed on March 18, 2015)
10.10	Sales Agency Agreement, dated March 20, 2015 (incorporated by reference to Form 8-K filed on March 24, 2015)
10.11	Investment Agreement, dated June 25, 2015 (incorporated by reference to Form 8-K filed on July 1, 2015)
10.12	Termination of Sublicense Agreement, dated June 30, 2015 (incorporated by reference to Form 8-K filed on July 2, 2015)
10.13	Asset Purchase Agreement, dated June 30, 2015 (incorporated by reference to Form 8-K filed on July 7, 2015)
10.14	Resignation and appointment of officers, dated August 13, 2015 (incorporated by reference to Form 8-K filed on August 18, 2015)

10.15	Supply and Distribution Agreement, dated August 14, 2015 (incorporated by reference to Form 8-K filed on August 27, 2015)
10.16	Supply and Distribution Agreements, dated August 26, 2015 and August 27, 2015 (incorporated by reference to Form 8-K filed on September 3, 2015)
10.17	Supply and Distribution Agreements, dated September 2, 2015 and August 28, 2015 (incorporated by reference to Form 8-K filed on September 9, 2015)
10.18	Supply and Distribution Agreement, dated September 22, 2015 (incorporated by reference to Form 8-K filed on September 29, 2015)
10.19	Securities Purchase Agreement with S. George Investments, dated October 1, 2015 (incorporated by reference to Form 8-K filed on October 13, 2015)
10.20	Supply and Distribution Agreement, dated October 21, 2015 (incorporated by reference to Form 8-K filed on October 26, 2015)
10.21	Supply and Distribution Agreement, dated December 1, 2015 (incorporated by reference to Form 8-K filed on December 7, 2015)
10.22	Royalty Agreement, dated December 10, 2015 (incorporated by reference to Form 8-K filed on December 17, 2015)
10.23	Supply and Distribution Agreement, dated December 15, 2015 (incorporated by reference to Form 8-K filed on December 21, 2015)
10.24	Supply and Distribution Agreement, dated December 28, 2015 (incorporated by reference to Form 8-K filed on December 30, 2015)
10.25	Supply and Distribution Agreement, dated January 4, 2016 (incorporated by reference to Form 8-K filed on January 7, 2016)
10.26	Supply and Distribution Agreement, dated January 8, 2016 (incorporated by reference to Form 8-K filed on January 12, 2016)
10.27	Supply and Distribution Agreement, dated January 21, 2016 (incorporated by reference to Form 8-K filed on January 26, 2016)
10.28	Asset Purchase Agreement, dated January 26, 2016 (incorporated by reference to Form 8-K filed on January 29, 2016)
10.29	Convertible Promissory Note , dated February 1, 2016 (incorporated by reference to Form 8-K filed on February 10, 2016)
10.30	Supply and Distribution Agreement , dated February 9, 2016 (incorporated by reference to Form 8-K filed on February 16, 2016)
10.31	Supply and Distribution Agreement , dated February 12, 2016 (incorporated by reference to Form 8-K filed on February 18, 2016)
10.32	Secured Promissory Note , dated March 15, 2016 (incorporated by reference to Form 8-K filed on March 18, 2016)
10.33	Termination of Asset Purchase Agreement , dated April 15, 2016 (incorporated by reference to Form 8-K filed on April 18, 2016)
10.34	Amendments to the Company’s Bylaws , dated May 13, 2016 (incorporated by reference to Form 8-K filed on May 20, 2016)
10.35	Senior Convertible Note, resignation of President , dated June 14, 2016 and June 17, 2016 (incorporated by reference to Form 8-K filed on June 21, 2016)
10.36	Certificate of Amendment to Articles of Incorporation , dated July 5, 2016 (incorporated by reference to Form 8-K filed on July 6, 2016)
10.37	Development, Commercialization and License Agreement , dated July 28, 2016 (incorporated by reference to Form 8-K filed on August 3, 2016)
10.38	Convertible Promissory Notes , dated October 21, 2016 (incorporated by reference to Form 8-K filed on October 27, 2016)
10.39	Certificate of Designation , dated November 23, 2016 (incorporated by reference to Form 8-K filed on November 30, 2016)
10.40	Subscription Agreement , dated December 22, 2016 (incorporated by reference to Form 8-K filed on January 6, 2017)
10.41	Subscription Agreement s, dated from February 13, 2017 through March 6, 2017 (incorporated by reference to Form 8-K filed on March 9, 2017)

31

31.1

Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
99.1	2012 Employee Stock Option Plan (incorporated herein by reference to the Company's Form S-8 filed on December 18, 2012)
99.1	2013 Employee Stock Option Plan (incorporated herein by reference to the Company's Form S-8 filed on January 10, 2014)
99.1	2014 Employee Stock Option Plan (incorporated herein by reference to the Company's Form S-8 filed on November 19,2014.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_______________

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx, Inc.

Date: April 13, 2017	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2017	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer, Chief Operating Officer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx, Inc.

Date: April 13, 2017	By:	/s/ Brady Granier
Brady Granier
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 13, 2017	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer, Chief Operating Officer and Director (Principal Accounting and Financial Officer)

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCORRX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BioCorRx Inc.

We have audited the accompanying consolidated balance sheets of BioCorRx Inc. (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, New York

April 13, 2017

BIOCORRX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS
Current assets:
Cash	$92,455	$220,060
Accounts receivable, net	-	2,750
Other accounts receivable	-	25,000
Prepaid expenses	8,400	64,253
Total current assets	100,855	312,063

Property and equipment, net	22,164	3,900

Other assets:
Restricted cash	50,000	-
Prepaid expenses, long term	-	8,573
Intellectual property, net	279,729	1,075,400
Deposits, long term	17,634	5,334
Total other assets	347,363	1,089,307

Total assets	$470,382	$1,405,270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $195,584 and $731,666, respectively	$937,938	$1,256,956
Deferred revenue, short term	432,836	635,613
Settlement payable	315,000	-
Convertible notes payable, short term, net of debt discount	87,033	21,134
Notes payable, net of debt discount, short term portion	172,748	1,461,256
Notes payable, net of debt discount, related party	210,761	269,635
Derivative liability	294,807	110,753
Total current liabilities	2,451,123	3,755,347

Long term debt:
Deferred revenue, long term	613,428	844,673
Convertible notes payable, long term, net of debt discount	688,783	5,530
Warrant liability	26,903	22,746
Derivative liability	4,820,473	59,778
Total long term debt	6,149,587	932,727

Total liabilities	8,600,710	4,688,074

Commitments and contingencies (Note 17)	-	-

Stockholders' deficit:
Preferred stock, no par value; 600,000 and 80,000 authorized as of December 31, 2016 and 2015, respectively
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2016 and 2015	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 and -0- shares issued and outstanding as of December 31, 2016 and 2015	5,616	-
Common stock, $0.001 par value; 525,000,000 and 200,000,000 shares authorized, 181,804,501 and 164,144,501 shares issued and outstanding as of December 31, 2016 and 2015, respectively	181,805	164,145
Common stock subscribed	100,000	100,000
Additional paid in capital	10,701,116	9,667,934
Accumulated deficit	(19,134,865)	(13,230,883)
Total stockholders' deficit	(8,130,328)	(3,282,804)

Total liabilities and stockholders' deficit	$470,382	$1,405,270

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015

Revenues, net	$701,772	$924,732

Operating expenses:
Cost of implants and other costs	175,430	151,970
Selling, general and administrative	2,545,311	2,125,882
Termination of licensing agreement	132,804	3,639,694
Depreciation and amortization	30,248	125,070
Total operating expenses	2,883,793	6,042,616

Loss from operations	(2,182,021)	(5,117,884)

Other income (expenses):
Net gain on settlement agreement	-	731,973
Interest expense, net	(1,048,013)	(377,087)
(Loss) gain on change in fair value of derivative liability	(2,673,948)	97,008
Total other income (expenses)	(3,721,961)	451,894

Loss before income taxes	(5,903,982)	(4,665,990)

Income taxes	-	-

Net loss	$(5,903,982)	$(4,665,990)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	170,245,976	155,487,569

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2016

							Common	Additional
	Preferred stock		Series B Preferred stock		Common stock		stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, January 1, 2015	80,000	$16,000	-	$-	146,134,501	$146,135	$100,000	$8,609,059	$(8,564,893)	$306,301
Common stock issued for services rendered	-	-	-	-	15,010,000	15,010	-	502,380	-	517,390
Common stock issuable in settlement of sub-licensing agreement	-	-	-	-	2,000,000	2,000	-	86,000	-	88,000
Common stock issued in payment for intellectual property	-	-	-	-	1,000,000	1,000	-	43,000	-	44,000
Common stock issuable in payment for intellectual property	-	-	-	-	-	-	-	88,000	-	88,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	-	-	158,959	-	158,959
Fair value of vested options	-	-	-	-	-	-	-	180,536	-	180,536
Net loss	-	-	-	-	-	-	-	-	(4,665,990)	(4,665,990)
Balance, December 31, 2015	80,000	$16,000	-	$-	164,144,501	$164,145	$100,000	$9,667,934	$(13,230,883)	$(3,282,804)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2016

	Preferred stock		Series B Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2015	80,000	$16,000	-	$-	164,144,501	$164,145	$100,000	$9,667,934	$(13,230,883)	$(3,282,804)
Common stock issued for services rendered	-	-	-	-	8,560,000	8,560	-	314,501	-	323,061
Series B preferred stock issued for services rendered	-	-	160,000	5,616	-	-	-	-	-	5,616
Common stock issued in settlement of related party accounts payable	-	-	-	-	3,000,000	3,000	-	77,433	-	80,433
Common stock issued in connection with convertible debt	-	-	-	-	800,000	800	-	29,200	-	30,000
Common stock issued in consideration of loan extension	-	-	-	-	300,000	300	-	17,670	-	17,970
Sale of common stock	-	-	-	-	5,000,000	5,000	-	95,000	-	100,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	-	-	262,271	-	262,271
Change in fair value of modifications of options	-	-	-	-	-	-	-	53,858	-	53,858
Fair value of vested options	-	-	-	-	-	-	-	183,249	-	183,249
Net loss	-	-	-	-	-	-	-	-	(5,903,982)	(5,903,982)
Balance, December 31, 2016	80,000	$16,000	160,000	$5,616	181,804,501	$181,805	$100,000	$10,701,116	$(19,134,865)	$(8,130,328)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,903,982)	$(4,665,990)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization	30,248	125,070
Bad debt expense	59,750	125,522
Net gain on settlement of sub-licenses	-	(731,973)
Termination of licensing agreement	132,804	3,639,694
Non cash interest	66,874	170,042
Amortization of debt discount	748,840	111,439
Common stock issued in connection with loan extension	17,970	-
Stock based compensation	582,348	802,920
Change in fair value of option modifications	53,858	-
Change in fair value of derivative liabilities	2,673,948	(97,008)
Changes in operating assets and liabilities:
Accounts receivable	(32,000)	(49,772)
Prepaid expenses and other current assets	(5,996)	(1,020)
Accounts payable and accrued expenses	(42,740)	480,702
Settlement payable	65,000	(295,000)
Deferred revenue	(434,022)	433,233
Net cash (used in) provided by operating activities	(1,987,100)	47,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(22,594)	-
Payment of long term deposit	(12,300)	-
Payment for intellectual property	(305,647)	-
Net cash used in investing activities	(340,541)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	-
Proceeds from related party notes payable	-	54,500
Proceeds from convertible notes payable	2,664,448	180,500
Net repayments of advances from lenders	-	(28,000)
Repayments of notes payable	(564,412)	(87,919)
Net cash provided by financing activities	2,200,036	119,081

Net (decrease) increase in cash	(127,605)	166,940
Cash, beginning of the period	220,060	53,120

Cash, end of period	$92,455	$220,060

Supplemental disclosures of cash flow information:
Interest paid	$106,333	$7,418
Taxes paid	$-	$-

Non cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$262,271	$-
Common stock issued in settlement of related party accounts payable	$80,433	$-
Common stock issued in connection with issuance of convertible notes payable	$30,000	$-
Note payable issued in settlement of sub-licensing fees	$-	$900,000
Note payable and common stock issuable to acquire intellectual property	$-	$1,132,000
Deposits applied as payment on notes payable	$-	$57,404

See the accompanying notes to the consolidated financial statements

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. As of December 31, 2016, there were no significant assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the "Company" or "BioCorRx"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less as cash equivalents.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At December 31, 2016 and 2015, the Company did not have deposits in excess of the FDIC limits.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $79,250 and $44,500 as of December 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and December 31, 2015. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 9 and 11 for derivative liabilities and Footnote 12 and 13 for stock based compensation and other equity instruments.

Restricted Cash

The Company is required to maintain in its bank accounts at all times no less than 10% of the outstanding principle of its convertible debt issued June 10, 2016. The amount held may be reduced upon noteholder approval. The Cash held must be unrestricted and not subject to any liens. As of December 31, 2016, the Company's restricted cash balance of $50,000 was classified as other assets in the accompanying balance sheet.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of December 31, 2016 and 2015, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2016 and 2015, as they would be anti-dilutive:

	2016	2015
Shares underlying options outstanding	47,850,000	14,850,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	199,706,315	9,313,725
	250,186,315	26,793,725

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $223,728 and $76,859 as advertising costs for the year ended December 31, 2016 and 2015, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2016 and 2015, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 9 and Note 11).

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

As of December 31, 2016, there were 47,850,000 stock options outstanding, of which 23,100,000 were vested and exercisable, respectively. As of December 31, 2015, there were 14,850,000 stock options outstanding with all vested and exercisable, respectively.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of December 31, 2016, the Company had cash of $92,455 and working capital deficit of $2,350,268. During the year ended December 31, 2016, the Company used net cash in operating activities of $1,987,100. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the year ended December 31, 2016, the Company raised $2,664,448 in cash proceeds from the issuance of convertible notes and notes payable and $100,000 proceeds from the sale of common stock. In February and March 2017, the Company raised $1,660,000 and $940,000 proceeds from the issuance of a convertible note and from the sale of its common stock, respectively (See Subsequent Events-Note 20). The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through December 2017.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31, 2016 and 2015:

	2016	2015
Office equipment	$34,234	$15,137
Computer equipment	2,574	2,574
Leasehold improvements	-	20,014
	36,808	37,725
Less accumulated depreciation	(14,644)	(33,825)
	$22,164	$3,900

Depreciation expense charged to operations amounted to $4,330 and $2,294, respectively, for the year ended December 31, 2016 and 2015, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

During the year ended December 31, 2013, the Company determined that its licensing rights had a definite life based on various economic factors. The Company estimated a useful life of 30 years. Amortization for year ended December 31, 2015 was $66,176.

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

In connection with the acquisition of the Naltrexone Implant formula, the Company wrote off the remaining unamortized balance of the licensing rights of $3,639,694 as a charge to operations in 2015.

On March 31, 2016, the parties agreed to terminate the above described acquisition and to cancel any and all obligations assumed under the agreement. In connection with the cancellation, the Company recorded a loss on termination of licensing agreement of $132,804.

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. For the year ended December 31, 2016, amortization was $25,918.

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of December 31, 2016, the Company has paid an aggregate of $250,000 of which $75,000 is held in escrow until certain drug levels are met.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

Estimated future amortization expense as of December 31, 2016 is as follows:

2017	$44,491
2018	18,572
2019	16,667
2020	16,667
2021 and thereafter	183,332
Total	$279,729

NOTE 6 – DEFERRED REVENUE

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

On June 30, 2015, the Company entered into a separation agreement with a licensee and has agreed to reimburse prepaid license fees (see below). The Company agreed to issuance of 2,000,000 of the Company's common stock and a term note payable through September 16, 2019. On December 15, 2015, the Company and the licensee agreed to rescind the above described settlement agreement with no common stock nor reimbursements due from the Company and an obligation from the licensee to reimburse the Company $25,000. Accordingly, the Company recorded a net gain of sublicensing fees of $731,973 to operations in 2015. Under the confidentiality clause of the separation agreement the parties are prohibited from disclosing settlement amounts.

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of December 31, 2016 and 2015 was $1,046,264 and $1,480,286, respectively.

NOTE 7 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company's Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. Subsequently, on March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of December 31, 2016, the outstanding balance due was $250,000.

On March 7, 2016, Jeffery D. Segal, A Professional Corporation ("Segal") filed a complaint against the Company alleging failure to pay for legal services rendered in aggregate of $59,174 with the Superior Court of the State of California, County of Los Angeles.

In March 2017, the Company entered into a settlement agreement to pay the plaintiff and did pay $65,000 in full settlement. The Company has accrued the $65,000 for the year ended December 31, 2016.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of December 31, 2016 and 2015 was $172,748 and $518,660, respectively. The notes are currently in default.

In August 15, 2016, the Company issued 300,000 shares of its common stock for loan extension till December 15, 2016 in connection with the remaining outstanding note holder. The fair value of the issued common shares of $17,970 was charged to current period interest expense.

As described in Note 5, the Company acquired the complete rights, title and interest for the Naltrexone Implant formula for an aggregate purchase price of $1,132,000 comprised, in part, of an obligation to pay $1,000,000. The obligation was payable over approximately 14 months. During the year ended December 31, 2015, the Company applied a previously paid deposit of $57,404 towards the payment on the note. The remaining unpaid balance as of December 31, 2015 was $942,596. On March 31, 2016, the parties agreed to terminate the above described acquisition and to cancel any and all obligations assumed under the agreement. In connection with the cancellation, the Company recorded a loss on termination of licensing agreement of $132,804.

On March 15, 2016, the Company issued a secured promissory note for $360,000 due 90 days from the date of issuance. Proceeds received were $300,000, net of Original Issuance Discount ("OID") of $60,000. The promissory note is secured by all accounts, all proceeds and all accessions for rents, profits and products. On June 10, 2016, in connection with the issuance of a secured convertible note, the outstanding balance was settled in full. During the year ended December 31, 2016, the Company amortized $60,000 of the OID to interest expense. As of December 31, 2016, the promissory note was paid in full.

NOTE 9– CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The determined fair value of the debt derivatives of $239,511 was charged as a debt discount up to the net proceeds of the note with the remainder of $134,554 charged to 2015 operations as non-cash interest expense.

In 2015, the Company paid off an aggregate of $75,000 of the outstanding notes. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $158,959 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.32% to 151.27%, (3) weighted average risk-free interest rate of 0.60% to 0.68%, (4) expected life of 1.58 to 1.67 years, and (5) estimated fair value of the Company's common stock of $0.04 to $0.05 per share.

In 2016, the Company paid off the remaining of $35,000 of the outstanding note. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $61,113 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.16%, (3) weighted average risk-free interest rate of 0.99%, (4) expected life of 1.70 years, and (5) estimated fair value of the Company's common stock of $0.027 per share.

St. George Investments, LLC

On October 1, 2015, the Company sold to St. George Investments, LLC a $85,000 Convertible Promissory Note. Net proceeds received were $70,500 after taking into consideration an Original Issue Discount ("OID") of $7,500 and other fees. The maturity date is one year from the effective date of the promissory note. The lender has the right, with the consent of the Company, to lend additional two additional tranches at any time up to one year.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

In 2016, the Company paid off the St George Note. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $112,673 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.99%, (3) weighted average risk-free interest rate of 0.41%, (4) expected life of 0.69 years, and (5) estimated fair value of the Company's common stock of $0.027 per share.

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

In 2016, the Company paid off the Iconic Note. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $88,484 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164.09%, (3) weighted average risk-free interest rate of 0.48%, (4) expected life of 0.67 years, and (5) estimated fair value of the Company's common stock of $0.0166 per share.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Company is required to maintain a cash balance of $50,000 of the outstanding principal amount at all times, unrestricted and lien free (as amended).

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

Hoppel/Vista Capital Promissory Notes payable

On October 20, 2016, the Company issued to an aggregate of $220,000 Convertible Promissory Notes. The proceeds from the notes provides was up to an aggregate of $200,000 in net proceeds after taking into consideration an Original Issue Discount ("OID") of $20,000. The maturity date is six months from the date of issuance.

In connection with the issuance of the promissory notes, the Company issued 800,000 shares of its common stock as an inducement and is obligated to issue an additional 250,000 shares should the Company’s common stock close below $0.025 per share prior to full pay off of the notes. The fair value of the issued shares was charged as a debt discount at the time of issuance.

The Note is convertible after 180 days into shares of the Company's common stock at a conversion price equal to 60% discount to the lowest closing price of the common stock for the 25 trading days immediately prior the conversion date.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company has identified the embedded derivatives related to the above described notes. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception, the Company determined the aggregate fair value of $215,152 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 168.199%, (3) weighted average risk-free interest rate of 0.48%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company's common stock of $0.0375 per share.

The determined fair value of the debt derivatives of $215,152 was charged as a debt discount up to the net proceeds of the note with the remainder of $45,152 charged to current period operations as non-cash interest expense.

Summary:

At December 31, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,115,280. The Company recorded a loss from change in fair value of debt derivatives of $2,673,948 for the year ended December 31, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 166.36%, (3) weighted average risk-free interest rate of 0.51% to $1.47%, (4) expected life of 0.30 to 2.44 years, and (5) estimated fair value of the Company's common stock of $0.03 per share.

The charge of the amortization of debt discounts and costs for the year ended December 31, 2016 and 2015 was $686,560, and $109,165, respectively, which was accounted for as interest expense.

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2016 and 2015, the Company received advances from Kent Emry current President of the Company, Scott Carley, and Neil Muller, former President of the Company as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. The balance outstanding as of December 31, 2016 and 2015 were $47,980 and $106,025, respectively. (See Note 7-Settlement Payable)

On January 22, 2013, the Company issued a unsecured promissory note payable for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance; payable monthly. Principal payments are due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013. During the year ended December 31, 2014, the Company has paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company issued 950,000 (as amended) of its common stock on March 31, 2014.

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of December 31, 2016 and 2015 was $163,610, with unamortized debt discount of $828 and $3,110, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

At December 31, 2016, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 166.36%, (3) weighted average risk-free interest rate of 0.85%, (4) expected life of 1.27 years, and (5) estimated fair value of the Company's common stock of $0.03 per share.

The Company recorded a loss from change in fair value of warrant liability of debt derivatives of $4,157 for the year ended December 31, 2016.

At December 31, 2016, the warrant liability valued at $26,903, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – STOCKHOLDERS' DEFICIT

On June 25, 2015, the Company entered into a common stock purchase agreement (the "Investment Agreement") with Northbridge Funding, Inc., a Delaware corporation (the "Investor"). The Investment Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $10,000,000 (the "Total Commitment") worth of the Company's common stock, $0.001 par value (the "Shares").

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

In connection with the Investment Agreement, the Company was obligated to issue 200,000 shares of its common stock as a commitment fee.

As of December 31, 2016, the Company has not been funded by the purchaser and the transaction has been canceled.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On November 16, 2016, the Company's Board of Directors designated 160,000 preferred shares as Series B Preferred stock, no par value. Each share of Series B Preferred shall entitle the holder to one thousand (2,000) votes and is convertible into one share of common stock and shall have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters with the Company's common stock but is not entitled to any dividends declared.

On November 16, 2016, the Company issued an aggregate of 160,000 shares of preferred stock to officers and directors for services rendered.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

In July 2016, the Company issued 3,000,000 shares of its common stock as conversion for outstanding accounts payable to related party valued at $80,433 based on the underlying market value of the common stock at the date of issuance.

In August 2016, the Company issued 300,000 shares of its common stock for as loan extension valued at $17,970 based on the underlying market value of the common stock at the date of issuance.

In August 2016, the Company issued an aggregate of 3,150,000 shares of its common stock for services rendered valued at $182,725 based on the underlying market value of the common stock at the date of issuance.

In October 2016, the Company issued an aggregate of 800,000 shares of its common stock for in connection with the issuance of convertible debt valued at $30,000 based on the underlying market value of the common stock at the date of issuance.

In October 2016, the Company issued 60,000 shares of its common stock for services rendered valued at $2,346 based on the underlying market value of the common stock at the date of issuance.

In December 2016, the Company issued an aggregate of 400,000 shares of its common stock for services rendered valued at $11,900 based on the underlying market value of the common stock at the date of issuance.

In December 2016, the Company issued 5,000,000 shares of its common stock in exchange for proceeds of $100,000.

The Company issued shares of common stock for future services. The Company amortizes the fair value of the shares issued as stock based compensation during the requisite service period to operations. During the year ended December 31, 2016 and 2015, the Company recorded $70,422 and $454,226 as stock based compensation, respectively. The unamortized balance of $-0- and $70,422 as of December 31, 2016 and 2015, respectively, is classified as part of prepaid expenses in the accompanying balance sheet.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the year ended December 31, 2016 and 2015.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the year ended December 31, 2016 and 2015:

	2016	2015
Risk-free interest rate	1.13%	0.089% to 1.73%
Dividend yield	0%	0%
Stock price volatility	163.82%	145.90% to 226.04%
Expected life	5.75 years	3.95 to 5.00 years
Weighted average grant date fair value	$0.019	.040

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.

On July 20, 2015, the Company granted 3,500,000 options to a consultant. The granted options are exercisable immediately at $0.045 per share for five years. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 151.39% and risk free rate of 1.72%. The determined fair value of $142,193 was charged to 2015 operations.

On October 12, 2015, the Company granted 1,000,000 options to a consultant. The granted options are exercisable immediately at $0.15 per share for five years. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 145.90% and risk free rate of 1.41%. The determined fair value of $37,088 was charged to 2015 operations.

On June 17, 2016, the Company awarded options to purchase an aggregate of 33,000,000 shares of common stock to key officers of the Company. These options vest monthly over 24 months and have a term of 10 years. The options have an exercise price of $0.0201 per share. The options had an aggregate grant date fair value of $628,283.

On June 17, 2016, the Company extended the term of previously granted options in aggregate of 13,500,000 initially expiring from November 2019 to July 2020 by five years to November 2024 to July 2025. The change in fair value of $53,858 was determined using the Black Scholes option model and charged to current to operations during the year ended December 31, 2016.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The following table summarizes the stock option activity for the two years ended December 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	15,350,000	0.10	3.75
Grants	4,500,000	0.07	10.0
Exercised	-
Canceled	(5,000,000)	(0.10)
Outstanding at December 31, 2015	14,850,000	$0.09	4.4	$-
Grants	33,000,000	0.02	10.0	-
Exercised	-
Expired	-		-	-
Outstanding at December 31, 2016	47,850,000	$0.04	8.9	$326,700
Exercisable at December 31, 2016	23,100,000	$0.07	8.3	$81,675

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $0.03 as of December 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2016:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-0.025	33,000,000	9.46	8,250,000
0.0251-0.05	3,500,000	8.56	3,500,000
0.051 and up	11,350,000	7.34	11,350,000
	47,850,000	8.89	23,100,000

The stock-based compensation expense related to option grants was $183,249 and $180,536 during the year end December 31, 2016 and 2015, respectively.

As of December 31, 2016, stock-based compensation related to options of $445,034 remains unamortized and is expected to be amortized over the weighted average remaining period of 1.50 years.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,475,000	1.90	$0.25	1,475,000	2.44
1.00	1,155,000	1.49	1.00	1,155,000	2.01
$0.58	2,630,000	1.75	$0.58	2,630,000	2.25

The following table summarizes the warrant activity for the two years ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2015	2,630,000	$0.58
Issued	-
Exercised	-
Canceled	-
Outstanding at December 31, 2015	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Canceled	-	-
Outstanding at September 30, 2016	2,630,000	$0.58

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the years ended December 31, 2016 and 2015, the Company incurred $-0- and $100,000, respectively, as consulting fees and expense reimbursements. As of December 31, 2016 and 2015, there was an unpaid balance of $64,638 and $154,638, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2016 and 2015 incurred $166,756 and $191,183, respectively, as consulting fees. As of December 31, 2016 and 2015, there was an unpaid balance of $91,465 and $191,013, respectively.

On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $160,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company has an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2016 and 2015, the Company incurred $175,000 and $192,279, respectively, as consulting fees. As of December 31, 2016 and 2015, there was an unpaid balance of $64,481 and $137,045, respectively.

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company's President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and an auto allowance.

The Company has an arrangement with Kent Emry, an officer of the Company. There is no formal agreement between the parties and the amount of remuneration is $6,250 per month. For the year ended December 31, 2016 and 2015 the Company incurred $33,558 and $25,000, respectively. As of December 31, 2016 and 2015, there was an unpaid balance of $-0- and $53,125, respectively. On July 5, 2016, the Company issued 3,000,000 in settlement of $80,433 outstanding payables.

On June 17, 2016, the Company entered into an executive service contract with Tom Welch as the Company's Vice President of Operations. The agreement is an at will agreement and provides for a base salary of $140,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to Brady Granier, Lourdes Felix and Kent Emry, officers of the Company, with the Company retaining 78.1%. As of December 31, 2016, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

The Company's revenues earned from sale of products and services for the year ended December 31, 2016 included 12% and 17% (aggregate of 29%) from two customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the year ended December 31, 2015 included 11%, 19% and 13% (aggregate of 43%) from three customers of the Company's total revenues.

Three customers accounted for 27%, 11% and 18% (aggregate of 56%) of the Company's total accounts receivable at December 31, 2016 and four customers accounted for 12%, 48%, 20% and 15% of the Company's total accounts receivable at December 31, 2015.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 16 – NON CONTROLLING INTEREST

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. As of December 31, 2016, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating leases

On March 9, 2016, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease office space in Anaheim, California, commencing July 1, 2016 and expiring on June 30, 2019.

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the year ended December 31, 2016 and 2015, rent expense was $40,736 and $17,044.

As of December 31, 2016, future minimum lease payments for office space are as follows:

Year ended December 31, 2017	51,330
Year ended December 31, 2018	52,903
Year ended December 31, 2019	26,844
$131,077

Royalty agreement

Alpine Creek Capital Partners LLC

On December 10, 2015. The Company entered into a royalty agreement with Alpine Creek Capital Partners LLC ("Alpine Creek"). The Company is in the business of selling a distinct implementation of the BioCorRx Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the "Treatment").

In accordance with the terms and provisions of the agreement, Alpine Creek will pay the Company an aggregate of $405,000 , payable as follows: (a) a deposit in the amount of $55,000, which Alpine Creek paid to the Company on November 20, 2015, (b) cancellation of that certain secured promissory note, dated October 19, 2015, issued by the Company to Alpine Creek in the aggregate principal amount of $55,000 and (c) within two (2) business days from the effective date, Alpine Creek will pay $295,000 to the Company.

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company's gross profit for each Treatment sold in the United States that includes procurement of the Company's implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company's satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company's implant product, into perpetuity.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Therakine, Ltd

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with an aggregate payments of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of December 31, 2016, the Company has paid an aggregate of $250,000, of which $75,000 is held in escrow with certain drug levels are met. (See Note 5)

In 2016, the Company transferred the rights under the Therakine, Ltd contract to BioCorRx Pharmaceuticals, Inc., a majority owned subsidiary of the Company.

Employment and consulting agreements

On September 1, 2015, the Company entered into an employment agreement with Kent Emry for the full time position of Chief Executive Officer of the Company for 12 months with automatic renewals. Compensation at $75,000 per annum (See Note 14). In 2016, Mr. Emry resigned as Chief Executive Officer.

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

On June 30, 2014, each of Felix and Granier entered into an amendment to the Executive Agreements (the "Amendments"), which provide that each of Felix and Granier shall receive three percent (3%) of the Company's gross margin of sales of then-current healthcare products, devices and/or modifications thereto thereafter for a period of fifteen years following the Termination Date, as defined in the Executive Agreements. The Amendments were approved by the unanimous consent of the disinterested directors of the Company in accordance with the requirements of the Nevada Revised Statutes. As of December 31, 2016 and 2015, $-0- and $81,189 was paid in connection with this agreement.

Litigation

On March 7, 2016, Jeffery D. Segal, A Professional Corporation ("Segal") filed a complaint against the Company alleging failure to pay for legal services rendered in aggregate of $59,174 with the Superior Court of the State of California, County of Los Angeles.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

In March 2017, the Company entered into a settlement agreement to pay the plaintiff and did pay $65,000 in full settlement. The Company has accrued the $65,000 for the year ended December 31, 2016.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no other outstanding litigation as of December 31, 2016.

Uncertain Tax Positions

The Company uses a number of independent contractors in our operations in which it does not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. As of December 31, 2016 and 2015, the Company has reviewed the various independent contractor relationships and has determined to not accrue any additional liabilities related to the above contingency.

NOTE 18 – INCOME TAXES

The components of the income tax provisions for 2016 and 2015 are as follows:

	2016	2015
Current provision:
Federal	$-	$-
State	-	-

Deferred benefit:
Federal	(548,876)	(485,644)
State	(93,632)	(84,988)
	(642,508)	(570,632)
Change in valuation allowance	642,508	570,632
Total Provision	$-	$-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 34% consisted of the following:

	2016	2015
Provision at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.8%	5.8%
Nondeductible and other items	(8.9%)	(8.9%)
Change in valuation allowance	(30.9%)	(30.9%)
Total	(0.0%)	(0.0%)

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$548,876	$247,200
Share-based compensation	216,310	280,190
Accrual to cash	(158,698)	215,476
Other	1,396,446	1,280,651
Total deferred tax assets	2,002,934	2,023,517
Valuation allowance	(1,946,334)	(1,966,917)
	56,600	56,600

Deferred tax liabilities:
Tax deductible licensing agreement	(56,600)	(56,600)
Accrual to cash	-	-
Other	-	-

Total deferred tax liabilities	(56,600)	56,600)

Net deferred tax assets (liabilities)	$-	$-

A full valuation allowance has been provided against the Company's deferred tax assets at December 31, 2016 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has Federal net operating losses (NOLs) of approximately $5.8 million which begin to expire in the years beginning in 2031. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2030 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740. Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2016. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$5,115,280	$5,115,280
Warrant liability			26,903	26,903
Total	$-	$-	$5,142,183	$5,142,183

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$170,531	$170,531
Warrant liability			22,746	22,746
Total	$-	$-	$193,277	$193,277

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2014 through December 31, 2016:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2014	$-	$98,702
Transfers in (out):
Initial fair value of debt derivative at note issuance	350,542
Fair value of debt derivative at note extinguishment transferred to equity	(158,959)
Mark-to-market at December 31, 2015:
Embedded derivative	(21,052)	(75,956)
Balance, December 31, 2015	170,531	22,746
Transfers in (out):
Initial fair value of debt derivative at note issuance	2,537,229
Fair value of debt derivative at note extinguishment transferred to equity	(262,271)
Mark-to-market at December 31, 2016:
Embedded derivative	2,669,791	4,157
Balance, December 31, 2016	$5,115,280	$26,903

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 20 – SUBSEQUENT EVENTS

Sale of common stock

Starting on February 13, 2017 and through and including March 6, 2017, the Company entered into subscription agreements with nine investors, pursuant to which the Investors purchased shares of the Company’s common stock. Seven of the investors purchased a total of 27 million shares at a purchase price of $0.02 per share for a total of $540,000 invested. Two of the investors purchased a total of 16,666,667 shares at a purchase price of $0.024 per share for a total of $400,000 invested.

Amendment to Convertible Note Purchase Agreement Entered into with BICX Holding Company LLC

As Described in Note 9, on June 14, 2016, the Company sold to BICX Holding Company LLC (“BICX Holding”) an 8% Senior Secured Convertible Promissory Note (the “Note”) in the principal amount of $2,500,000. BICX Holding is an entity controlled by Alpine Creek Capital Partners.

BICX Holding had the right, until December 10, 2016, to purchase another convertible note from the Company in a principal amount of up to $2,500,000 for a total aggregate purchase price of $5,000,000 (the “Maximum Purchase Price”). The Company and BICX Holding agreed to extend this deadline and, on March 3, 2017, the parties entered into a First Amendment to the Note (the “First Amendment”). Pursuant to the First Amendment, BIXC Holding invested another $1,660,000 for a total aggregate purchase price of $4,160,000. Based on the amount invested, BICX Holding will return the Note and the Company will issue BICX Holding a new note for $4,160,000 convertible into 42.43% of the Company’s total authorized common stock. The other terms of the new note will be identical to the Note. Pursuant to the First Amendment, the parties agreed that BICX Holding does not have the right to appoint a consultant or, if the Company’s common stock is listed on a national securities exchange, an independent member of the Board. In addition, the Company is not entitled to a break-up fee.

The new note is a long-term debt obligation that is material to the Company. The new note contains certain events of default and, in the event of default, BICX Holding may, at its option, consider the new note immediately due and payable.

Issuance of common stock

In January 2017, the Company issued 134,000 shares of its common stock for services rendered.

In February 2017, the Company issued an aggregate of 444,118 shares of its common stock for services rendered.

In March 2017, the Company issued an aggregate of 13,662,000 shares of its common stock in settlement of Hoppel and Vista Capital Investment LLC notes in aggregate of $220,000 plus accrued interest.

