Form 10-Q
period 2017-03-31
BioCorRx Inc.
filed 2017-05-15
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number: 000-54208

BioCorRx, Inc
(Exact name of registrant as specified in its charter)

Nevada	26-1972677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2390 East Orangewood Avenue, Suite 575

Anaheim, California 92806

(Address of principal executive offices) (zip code)

(714) 462-4880

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, there were 239,711,285 shares of registrant’s common stock outstanding.

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$1,682,498	$92,455
Accounts receivable, net	21,000	-
Prepaid expenses	4,762	8,400
Total current assets	1,708,260	100,855

Property and equipment, net	20,636	22,164

Other assets:
Restricted cash	50,000	50,000
Intellectual property, net	272,869	279,729
Deposits, long term	17,634	17,634
Total other assets	340,503	347,363

Total assets	$2,069,399	$470,382

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $114,052 and $195,584, respectively	$830,654	$937,938
Deferred revenue, short term	382,973	432,836
Settlement payable	60,000	315,000
Convertible notes payable, short term, net of debt discount	-	87,033
Notes payable, net of debt discount, short term portion	-	172,748
Notes payable, net of debt discount, related party	210,965	210,761
Derivative liability	-	294,807
Total current liabilities	1,484,592	2,451,123

Long term debt:
Deferred revenue, long term	556,564	613,428
Convertible notes payable, long term, net of debt discount	895,149	688,783
Warrant liability	157,823	26,903
Derivative liability	43,023,077	4,820,473
Total long term debt	44,632,613	6,149,587

Total liabilities	46,117,205	8,600,710

Stockholders' deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of March 31, 2017 and December 31, 2016
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	5,616	5,616
Common stock, $0.001 par value; 525,000,000 shares authorized, 239,711,285 and 181,804,501 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	239,711	181,805
Common stock subscribed	100,000	100,000
Additional paid in capital	13,061,253	10,701,116
Accumulated deficit	(57,470,386)	(19,134,865)
Total stockholders' deficit	(44,047,806)	(8,130,328)

Total liabilities and stockholders' deficit	$2,069,399	$470,382

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2017	2016
Revenues, net	$134,227	$230,413

Operating expenses:
Cost of implants and other costs	23,350	40,453
Research and development	8,231	-
Selling, general and administrative	506,600	391,239
Termination of licensing agreement	-	132,804
Depreciation and amortization	8,389	573
Total operating expenses	546,570	565,069

Loss from operations	(412,343)	(334,656)

Other income (expenses):
Net gain on settlement agreement	-	-
Interest expense, net	(9,761,505)	(165,232)
Loss on change in fair value of derivative liability	(28,161,673)	(28,697)
Total other income (expenses)	(37,923,178)	(193,929)

Loss before income taxes	(38,335,521)	(528,585)

Income taxes	-	-

Net loss	$(38,335,521)	$(528,585)

Net loss per common share, basic and diluted	$(0.19)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	202,611,873	164,938,457

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2017

	Preferred stock		Series B Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, December 31, 2016	80,000	$16,000	160,000	$5,616	181,804,501	$181,805	$100,000	$10,701,116	$(19,134,865)	$(8,130,328)
Common stock issued for services rendered	-	-	-	-	578,118	578	-	32,730	-	33,308
Common stock issued in settlement of convertible debt	-	-	-	-	13,662,000	13,662	-	1,352,538	-	1,366,200
Sale of common stock	-	-	-	-	43,666,666	43,666	-	896,334	-	940,000
Fair value of vested options	-	-	-	-	-	-	-	78,535	-	78,535
Net loss	-	-	-	-	-	-	-	-	(38,335,521)	(38,335,521)
Balance, March 31, 2017 (unaudited)	80,000	$16,000	160,000	$5,616	239,711,285	$239,711	$100,000	$13,061,253	$(57,470,386)	$(44,047,806)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,335,521)	$(528,585)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	8,389	573
Bad debt expense	-	2,750
Termination of licensing agreement	-	132,804
Non cash interest	9,363,244	21,722
Amortization of debt discount	339,538	122,256
Stock based compensation	111,843	64,006
Change in fair value of derivative liabilities	28,161,673	28,697
Changes in operating assets and liabilities:
Accounts receivable	(21,000)	(16,000)
Prepaid expenses and other current assets	3,638	(1,840)
Accounts payable and accrued expenses	(107,286)	5,473
Settlement payable	(255,000)	-
Deferred revenue	(106,727)	(107,913)
Net cash used in operating activities	(837,209)	(276,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Payment of long term deposit	-	(17,634)
Payment for intellectual property	-	(55,648)
Net cash used in investing activities	-	(73,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	940,000	-
Proceeds from notes payable	-	300,000
Proceeds from convertible notes payable	1,660,000	74,448
Net repayments of advances from lenders	-	-
Repayments of notes payable	(172,748)	(123,500)
Net cash provided by financing activities	2,427,252	250,948

Net increase (decrease) in cash	1,590,043	(98,391)
Cash, beginning of the period	92,455	220,060

Cash, end of period	$1,682,498	$121,669

Supplemental disclosures of cash flow information:
Interest paid	$10,507	$7,418
Taxes paid	$-	$-

Non-cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$262,271	$173,787
Common stock issued in settlement of convertible notes payable	$220,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 1 – BUSINESS AND RECAPITALIZATION

BioCorRx Inc., through its subsidiaries, provides an innovative alcoholism and opioid addiction treatment program called the BioCorRx® Recovery Program, as well as research and development of related products that can empower patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention and a proprietary counseling program (plus peer support program) specifically tailored for the treatment of alcoholism and other substance abuse addictions for those receiving long-term naltrexone treatment.. We are also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing an injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration.

On January 7, 2014, the Company changed its name from Fresh Start Private Management, Inc. to BioCorRx Inc. In addition, effective February 20, 2014, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from CEYY to BICX.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. As of March 31, 2017, there were no significant assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 13, 2017.

Basis of presentation

The consolidated condensed financial statements include the accounts of BioCorRx Inc., its wholly owned subsidiary, Fresh Start Private, Inc. and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the "Company" or "BioCorRx"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

MARCH 31, 2017

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At March 31, 2017 and December 31, 2016, deposits in excess of FDIC limits were $1,332,498 and $-0-, respectively.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $79,250 as of March 31, 2017 and December 31, 2016.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and December 31, 2016. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 9 and 11 for derivative liabilities and Footnote 10 and 12 for stock based compensation and other equity instruments.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Restricted Cash

The Company is required to maintain in its bank accounts at all times no less than 10% of the outstanding principle of its convertible debt issued June 10, 2016. The amount held may be reduced upon noteholder approval. The Cash held must be unrestricted and not subject to any liens. As of March 31, 2017 and December 31, 2016, the Company's restricted cash balance of $50,000 was classified as other assets in the accompanying balance sheet.

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of March 31, 2017 and 2016, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2017 and 2016, as they would be anti-dilutive:

	March 31, 2017	March 31, 2016
Shares underlying options outstanding	47,850,000	14,850,000
Shares underlying warrants outstanding	2,630,000	2,630,000
Shares underlying convertible notes outstanding	305,433,186	8,058,608
	355,913,186	25,538,608

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $19,639 and $68,522 as advertising costs for the three months ended March 31, 2017 and 2016, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $8,231 and $-0- for the three months ended March 31, 2017 and 2016, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

At March 31, 2017 and December 31, 2016, the Company had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 9 and Note 11).

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

As of March 31, 2017, there were 47,850,000 stock options outstanding, of which 27,225,000 were vested and exercisable, respectively. As of March 31, 2016, there were 14,850,000 stock options outstanding with all vested and exercisable, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of March 31, 2017, the Company had cash of $1,682,498 and working capital of $223,668. During the three months ended March 31, 2017, the Company used net cash in operating activities of $837,209. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the three months ended March 31, 2017, the Company raised $1,660,000 in cash proceeds from the issuance of convertible notes payable and $940,000 proceeds from the sale of common stock. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through December 2017.

The Company's primary source of operating funds since inception has been from proceeds from private placements of convertible and other debt and the sale of common stock. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Office equipment	$34,234	$34.234
Computer equipment	2,574	2,574
	36,808	36,808
Less accumulated depreciation	(16,172)	(14,644)
	$20,636	$22.164

Depreciation expense charged to operations amounted to $1,528 and $573, respectively, for the three months ended March 31, 2017 and 2016, respectively.

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of March 31, 2017 and December 31, 2016, the Company has paid an aggregate of $250,000 of which $75,000 is held in escrow until certain drug levels are met.

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

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

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of March 31, 2017 and December 31, 2016 was $939,537 and $1,046,264, respectively.

NOTE 7 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company's Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. On March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of March 31, 2017 and December 31, 2016, the outstanding balance due was $60,000 and $250,000, respectively.

NOTE 8 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. During the three months ended March 31, 2017, the Company paid as full settlement the remaining outstanding promissory note of $172,748.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

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

At inception of the 2017 additions, the Company determined the aggregate fair value of $11,023,244 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 167.85% to 168.32%, (3) weighted average risk-free interest rate of 1.26% to 1.37%, (4) expected life of 2.21 to 2.25 years, and (5) estimated fair value of the Company's common stock of $0.09 to 0.1122 per share.

The determined fair value of the debt derivatives of $11,023,244 was charged as a debt discount up to the net proceeds of the note with the remainder of $9,363,244 charged to current period operations as non-cash interest expense.

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

During the three months ended March 31, 2017, the Company issued an aggregate of 13,662,000 shares of its common stock in full settlement of the above described notes.

Summary:

At March 31, 2017, the Company marked to market the fair value of the debt derivatives based on determined a fair value of $43,023,077. The Company recorded a loss from change in fair value of debt derivatives of $28,030,752 for the three months ended March 31, 2017. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 168.69%, (3) weighted average risk-free interest rate of 1.27%, (4) expected life of 2.19 years, and (5) estimated fair value of the Company's common stock of $0.148 per share.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The charge of the amortization of debt discounts and costs for the three months ended March 31, 2017 and 2016 was $339,334, and $111,022, respectively, which was accounted for as interest expense.

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2017 and December 31, 2016 , the Company received advances from Kent Emry former President of the Company, Scott Carley, and Neil Muller, former President of the Company as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. The balance outstanding as of March 31, 2017 and December 31, 2016 were $47,980.

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of March 31, 2017 and December 31, 2016 was $163,610, with unamortized debt discount of $625 and $828, respectively.

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

At March 31, 2017, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 168.69%, (3) weighted average risk-free interest rate of 1.03%, (4) expected life of 1.02 years, and (5) estimated fair value of the Company's common stock of $0.148 per share.

The Company recorded a loss from change in fair value of warrant liability of debt derivatives of $130,921 for the three months ended March 31, 2017.

At March 31, 2017, the warrant liability valued at $157,823, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – STOCKHOLDERS' DEFICIT

Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of March 31, 2017 and December 31, 2016, the Company had 80,000 shares of preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Common stock

The Company is authorized to issue 525,000,000 shares of common stock with par value $.001 per share. As of March 31, 2017 and December 31, 2016, the Company had 239,711,285 shares and 181,804,501 shares of common stock issued and outstanding.

In January 2017, the Company issued an aggregate of 228,118 shares of its common stock for services rendered valued at $7,478 based on the underlying market value of the common stock at the date of issuance.

In February 2017, the Company issued 350,000 shares of its common stock for services rendered valued at $25,830 based on the underlying market value of the common stock at the date of issuance.

In February 2017, the Company issued 43,666,666 shares of its common stock in exchange for proceeds of $940,000.

In March 2017, the Company issued an aggregate of 13,662,000 shares of its common stock in settlement of $220,000 convertible notes payable.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the stock option activity for the three months ended March 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	47,850,000	$0.04	8.9	$326,700
Grants	-
Exercised	-
Expired	-		-	-
Outstanding at March 31, 2017	47,850,000	$0.04	8.6	$5,070,800
Exercisable at March 31, 2017	27,225,000	$0.06	8.0	$2,432,863

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $0.148 as of March 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The following table presents information related to stock options at March 31, 2017:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-0.025	33,000,000	9.21	12,375,000
0.0251-0.05	3,500,000	8.31	3,500,000
0.051	11,350,000	7.09	11,350,000
	47,850,000	8.64	27,225,000

The stock-based compensation expense related to option grants was $78,535 and $-0- during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, stock-based compensation related to options of $366,498 remains unamortized and is expected to be amortized over the weighted average remaining period of 1.25 years.

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,475,000	1.65	$0.25	1,475,000	2.44
1.00	1,155,000	1.24	1.00	1,155,000	2.01
$0.58	2,630,000	1.50	$0.58	2,630,000	2.25

The following table summarizes the warrant activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2016	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Canceled	-	-
Outstanding at March 31, 2017	2,630,000	$0.58

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three months ended March 31, 2017 and 2016, the Company incurred $-0- as consulting fees and expense reimbursements. As of March 31, 2017 and December 31, 2016, there was an unpaid balance of $48,478 and $64,638, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company, that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2017 and 2016 incurred $41,500 and $43,750, respectively, as consulting fees. As of March 31, 2017 and December 31, 2016, there was an unpaid balance of $45,733 and $91,465, respectively.

On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $160,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

The Company has an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three months ended March 31, 2017 and 2016, the Company incurred $30,727 and $43,750, respectively, as consulting fees. As of March 31, 2017 and December 31, 2016, there was an unpaid balance of $32,241 and $64,481, respectively.

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company's President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and an auto allowance.

The Company has an arrangement with Soupface LLC ("Soupface"). Soupface is a Company controlled by Brady Granier, an officer of the Company, that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2017 and 2016 incurred $14,583 and $-0-, respectively, as consulting fees. As of March 31, 2017 and December 31, 2016, there was an unpaid balance of $-0-.

On June 17, 2016, the Company entered into an executive service contract with Tom Welch as the Company's Vice President of Operations. The agreement is an at will agreement and provides for a base salary of $140,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to Brady Granier, Lourdes Felix and Kent Emry, current or former officers of the Company, with the Company retaining 78.1%. As of March 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

MARCH 31, 2017

(unaudited)

NOTE 15 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company's revenues earned from sale of products and services for the three months ended March 31, 2016 included 12%, 15% and 16% (aggregate of 43%) from three customers of the Company's total revenues. The Company did not have a concentration for the three months ended March 31, 2017.

Two customers accounted for 22% and 15% (aggregate of 37%) of the Company's total accounts receivable at March 31, 2017 and three customers accounted for 27%, 11% and 18% (aggregate of 56%) of the Company's total accounts receivable at December 31, 2016.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 16 – NON CONTROLLING INTEREST

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. From inception through March 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2017:

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$43,023,077	$43,023,077
Warrant liability			157,823	157,823
Total	$-	$-	$43,180,900	$43,180,900

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$5,115,280	$5,115,280
Warrant liability			26,903	26,903
Total	$-	$-	$5,142,183	$5,142,183

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2016 through March 31, 2017:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2016	5,115,280	26,903
Transfers in (out):
Initial fair value of debt derivative at note issuance	11,023,244	-
Transfers out of Level 3 upon conversion and settlement of notes	(1,146,200)	-
Mark-to-market at March 31, 2017:
Embedded derivative	28,030,753	130,920
Balance, March 31, 2017	$43,023,077	$157,823

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

The BioCorRx Recovery Program is used for the treatment of alcoholism and opioid addiction consisting of a naltrexone implant that is placed under the skin in the lower abdomen coupled with a counseling/life coaching program which includes a series of modules to be used by trained counselors usually within 16 sessions, as well as 12 months of peer recovery support and tracking.

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

Our subsidiary, BioCorRx Pharmaceuticals, is focused on acquiring and the development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. Our current strategy is to focus our development activities on BICX101 for the treatment of opioid addiction and alcoholism. Our pipeline also includes a naltrexone implant.

BICX101 is currently in development for the treatment of opioid and alcohol dependence as described below.

•	We initiated preclinical studies of BICX101, an injectable, sustained release naltrexone, for the treatment of opioid and alcohol use disorders, in December 2016, and this study is currently ongoing. On April 10, 2017 we announced that the Company had formally requested a pre-IND meeting with the U.S. Food & Drug Administration (FDA) to review the development plan to market BICX101. At the pre-IND meeting, the Company plans to seek guidance from the FDA on its proposal to file a New Drug Application (NDA) under Section 505(b)(2) for approval of BICX101, based on the FDA’s previous determination of the safety and effectiveness of naltrexone for the treatment of opioid addiction and alcohol use disorders.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company continued to expand its operations in 2016 through distribution opportunities of its BioCorRx Recovery Program. There are over 15 licensed providers throughout the United States that offer the BioCorRx Recovery Program. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended March 31, 2017 Compared with Three Months ended March 31, 2016

Three months ended March 31,

	2017	2016
Net Revenues	$134,227	$230,413
Total Operating Expenses	(546,570)	(565,069)
Net Interest Expense	(9,761,505)	(165,232)
(Loss) gain on change in derivative liability	(28,161,673)	(28,697)
Net loss	$(38,335,521)	$(528,585)

Revenues

Sales for the three months ended March 31, 2017 were $134,227 compared with $230.413 for the three months ended March 31, 2016, reflecting a decrease of 42%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2017 and 2016 were $546,570 and $565,069, respectively, reflecting an decrease of $18,499. The primary reasons for the decrease in 2017 were due that we had a decreases in service provider costs as compared to 2016.

In addition, comparing the three months ended March 31, 2017 to March 31, 2016, consulting and investor relations fees increased from $148,633 to $225,591, accounting and legal fees increased from $43,569 to $51,770, advertising decreased from $68,522 to $19,639, and rent increased from $4,737 to $10,938. In addition, we incurred $111,843 as stock based compensation in 2017 compared to $64,006 in 2016.

Gain (loss) on change in Fair Value of Derivative Liability

As of March 31, 2017, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended March 31, 2017, we incurred a $28,161,673 loss on change in fair value of our derivative liabilities compared to $28,697 loss in the same period, last year. The primary driver for the current period loss was the increase in our stock price at March 31, 2017.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 were $9,761,505 and $165,232, respectively, the increase is due to debt discount amortization and a non-cash interest charge.

Net Loss

For the three months ended March 31, 2017, the Company experienced a net loss of $38,335,521 compared with a net loss of $528,585 for the three months ended March 31, 2016. The increase in net loss is primarily due to the loss on change in fair value of derivative liabilities.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of approximately $1,682,498. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Three months ended March 31,

	2017	2016

Net cash used in operating activities	$(837,209)	$(276,057)
Net cash used in investing activities	-	(73,282)
Net cash provided by financing activities	2,427,252	250,948
Net increase (decrease) in cash	1,590,043	(98,391)
Cash, beginning of period	92,455	220,060
Cash, end of period	$1,682,498	$121,669

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due June 10, 2019 and bearing interest at 8% per annum due annually beginning June 10, 2018.

Pursuant to the First Amendment, BIXC Holding invested another $1,660,000 in 2017 for a total aggregate purchase price of $4,160,000. Based on the amount invested, BICX Holding returned the Note and the Company issued BICX Holding a new note for $4,160,000 convertible into 42.43% of the Company’s total authorized common stock. The other terms of the new note will be identical to the Note. Pursuant to the First Amendment, the parties agreed that BICX Holding does not have the right to appoint a consultant or, if the Company’s common stock is listed on a national securities exchange, an independent member of the Board. In addition, the Company is not entitled to a break-up fee.

The Company is required to maintain a cash balance of $50,000 (as amended) at all times, unrestricted and lien free.

The note is secured by all of assets of the Company and is ranked senior to all of the Company's debt currently outstanding or hereafter, unless prohibited by law.

Currently we have no material commitments for capital expenditures as of March 31, 2017. We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $837,209 for the three months ended March 31, 2017 compared to $276,057 used in operating activities the three months ended March 31, 2016. The increase was primarily due to the increased operating costs and expenses incurred in 2017 along with a net decrease in operating liabilities of $469,013.

Net Cash Flow From Investing Activities

Net cash used in investing activities was $-0- for the three months ended March 31, 2017 compared to $73,282 used in investing activities during the three months ended March 31, 2016, which were primarily due to payments for intellectual property, purchase of equipment and lease deposit in 2016.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $2,176,304, from $250,948 provided by financing activities for the three months ended March 31, 2016 to $2,427,252 cash provided by financing activities for the three months ended March 31, 2017. The increase is primarily from $1,660,000 received from issuance of convertible note and $940,000 received from the sale of our common stock, net with repayments of notes payable of $172,748 as compared to $374,448 from issuance of notes, net with $123,500 repayments of notes payable in 2016.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2017 and December 31, 2016, the Company has a working capital (deficit) of $223,668 and $(2,350,268), and an accumulated deficit of $57,470,386 and $19,134,865. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company's business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and December 31, 2016, we did not have any derivative instruments that were designated as hedges.

At March 31, 2017 and December 31, 2016, we had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company sold an aggregate of 43,666,666 shares of the Company's common stock for aggregate gross cash proceeds of $940,000.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1

First Amendment to Senior Secured Convertible Note Purchase Agreement by and between the Company and BICX Holding Company LLC, dated March 3, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2017)

10.2

Form of Subscription Agreement entered into between the Company and Investors during February and March 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2017)

10.3	Settlement Agreement with Lucas Hoppel, dated March 16, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 22, 2017)
10.4	Settlement Agreement with Vista Capital Investments, LLC dated March 20, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 22, 2017)
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

BIOCORRX INC.

Date: May 12, 2017	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

