Form 10-Q
period 2017-06-30
BioCorRx Inc.
filed 2017-08-11
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 000-54208

BioCorRx, Inc
(Exact name of registrant as specified in its charter)

Nevada	90-0967447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 11, 2017, there were 242,136,285 shares of registrant’s common stock outstanding.

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$845,067	$92,455
Accounts receivable, net	51,750	-
Prepaid expenses	6,934	8,400
Total current assets	903,751	100,855

Property and equipment, net	19,107	22,164

Other assets:
Restricted cash	50,000	50,000
Intellectual property, net	265,932	279,729
Deposits, long term	17,634	17,634
Total other assets	333,566	347,363

Total assets	$1,256,424	$470,382

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $84,063 and $195,584, respectively	$572,976	$937,938
Deferred revenue, short term	301,789	432,836
Settlement payable	45,000	315,000
Convertible notes payable, short term, net of debt discount	-	87,033
Notes payable, net of debt discount, short term portion	-	172,748
Notes payable, net of debt discount, related party	186,172	210,761
Derivative liability	-	294,807
Total current liabilities	1,105,937	2,451,123

Long term debt:
Deferred revenue, long term	466,954	613,428
Convertible notes payable, long term, net of debt discount	1,266,062	688,783
Warrant liability	111,146	26,903
Derivative liability	-	4,820,473
Total long term debt	1,844,162	6,149,587

Total liabilities	2,950,099	8,600,710

Stockholders' deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of June 30, 2017 and December 31, 2016
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	5,616	5,616
Common stock, $0.001 par value; 525,000,000 shares authorized, 242,136,285 and 181,804,501 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	242,136	181,805
Common stock subscribed	100,000	100,000
Additional paid in capital	44,109,037	10,701,116
Accumulated deficit	(46,166,464)	(19,134,865)
Total stockholders' deficit	(1,693,675)	(8,130,328)

Total liabilities and stockholders' deficit	$1,256,424	$470,382

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenues, net	$210,544	$187,912	$344,771	$418,325

Operating expenses:
Cost of implants and other costs	166,665	46,185	190,015	86,638
Research and development	43,339	-	51,570	-
Selling, general and administrative	778,693	553,224	1,285,293	944,463
Termination of licensing agreement	-	-	-	132,804
Depreciation and amortization	8,465	795	16,854	1,368
Total operating expenses	997,162	600,204	1,543,732	1,165,273

Loss from operations	(786,618)	(412,292)	(1,198,961)	(746,948)

Other income (expenses):
Gain on settlement of debt	285,924	-	285,924	-
Interest expense, net	(459,064)	(223,127)	(10,220,569)	(388,359)
Gain (loss) on change in fair value of derivative liability	12,263,680	(438,344)	(15,897,993)	(467,041)
Total other income (expenses)	12,090,540	(661,471)	(25,832,638)	(855,400)

Income (loss) before income taxes	11,303,922	(1,073,763)	(27,031,599)	(1,602,348)

Income taxes	-	-	-	-

Net Income (loss)	$11,303,922	$(1,073,763)	$(27,031,599)	$(1,602,348)

Net income (loss) per common share, basic	$0.05	$(0.01)	$(0.12)	$(0.01)

Net income (loss) per common share, diluted	$0.02	$(0.01)	$(0.12)	$(0.01)

Weighted average number of common shares outstanding, basic	241,730,516	165,394,501	222,279,257	165,166,479

Weighted average number of common shares outstanding, diluted	579,668,702	165,394,501	222,279,257	165,166,479

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2017

	Preferred stock		Series B Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2016	80,000	$16,000	160,000	$5,616	181,804,501	$181,805	$100,000	$10,701,116	$(19,134,865)	$(8,130,328)
Common stock issued for services rendered	-	-	-	-	3,003,118	3,003	-	195,905	-	198,908
Common stock issued in settlement of convertible debt	-	-	-	-	13,662,000	13,662	-	1,352,538	-	1,366,200
Sale of common stock	-	-	-	-	43,666,666	43,666	-	896,334	-	940,000
Reclassify fair value of debt derivative at modification of note payable	-	-	-	-	-	-	-	30,806,073	-	30,806,073
Fair value of vested options	-	-	-	-	-	-	-	157,071	-	157,071
Net loss	-	-	-	-	-	-	-	-	(27,031,599)	(27,031,599)
Balance, June 30, 2017 (unaudited)	80,000	$16,000	160,000	$5,616	242,136,285	$242,136	$100,000	$44,109,037	$(46,166,464)	$(1,693,675)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,031,599)	$(1,602,348)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	16,854	1,368
Bad debt expense	-	8,750
Termination of licensing agreement	-	132,804
Non cash interest	9,363,244	21,722
Amortization of debt discount	710,658	286,627
Stock based compensation	355,979	101,217
Gain on settlement of debt	(285,924)	-
Change in fair value of option modifications	-	53,858
Change in fair value of derivative liabilities	15,897,993	467,041
Changes in operating assets and liabilities:
Accounts receivable	(51,750)	(15,500)
Prepaid expenses and other current assets	1,466	(5,233)
Accounts payable and accrued expenses	(89,040)	(245,265)
Settlement payable	(270,000)	-
Deferred revenue	(277,521)	(215,826)
Net cash used in operating activities	(1,659,640)	(1,010,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(14,124)
Payment of long term deposit	-	(17,634)
Payment for intellectual property	-	(55,648)
Net cash used in investing activities	-	(87,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	940,000	-
Proceeds from convertible notes payable	1,660,000	2,264,448
Repayments of notes payable	(187,748)	(211,500)
Net cash provided by financing activities	2,412,252	2,052,948

Net increase in cash	752,612	954,757
Cash, beginning of the period	92,455	220,060

Cash, end of period	$845,067	$1,174,817

Supplemental disclosures of cash flow information:
Interest paid	$10,507	$2,418
Taxes paid	$-	$-

Non cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$-	$262,271
Reclassify fair value of debt derivative at note modification	$30,806,073	$-
Common stock issued in settlement of convertible notes payable	$220,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 1 – BUSINESS AND RECAPITALIZATION

BioCorRx Inc., through its subsidiaries, provides an innovative alcoholism and opioid addiction treatment program called the BioCorRx® Recovery Program, as well as research and development of related products that can empower patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention and a proprietary counseling program (plus peer support program) specifically tailored for the treatment of alcoholism and other substance abuse addictions for those receiving long-term naltrexone treatment. We are also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing an injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration.

On January 7, 2014, the Company changed its name from Fresh Start Private Management, Inc. to BioCorRx Inc. In addition, effective February 20, 2014, the Company's quotation symbol on the Over-the-Counter Bulletin Board was changed from CEYY to BICX.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. As of June 30, 2017, there were no significant assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 13, 2017.

Basis of presentation

The consolidated condensed financial statements include the accounts of BioCorRx Inc., its wholly owned subsidiary, Fresh Start Private, Inc. and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the "Company" or "BioCorRx"). All significant intercompany balances and transactions have been eliminated in consolidation.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Revenue Recognition

The Company generates revenue from services and product sales. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At June 30, 2017 and December 31, 2016, deposits in excess of FDIC limits were $645,067 and $-0-, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $79,250 as of June 30, 2017 and December 31, 2016.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and December 31, 2016. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 9 and 11 for derivative liabilities and Footnote 10 and 12 for stock based compensation and other equity instruments.

Restricted Cash

The Company is required to maintain in its bank accounts at all times no less than 10% of the outstanding principle of its convertible debt issued June 10, 2016. The amount held may be reduced upon noteholder approval. The Cash held must be unrestricted and not subject to any liens. As of June 30, 2017 and December 31, 2016, the Company's restricted cash balance of $50,000 was classified as other assets in the accompanying balance sheet.

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

JUNE 30, 2017

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of June 30, 2017 and 2016, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the six months ended June 30, 2017 and for the three and six months ended June 30, 2016, as they would be anti-dilutive:

	June 30, 2017	June 30, 2016
Shares underlying options outstanding	47,850,000	47,850,000
Shares underlying warrants outstanding	2,430,000	2,630,000
Shares underlying convertible notes outstanding	305,433,186	1,833,333
	355,713,186	52,313,333

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $44,132 and $63,771 as advertising costs for the three and six months ended June 30, 2017 and $70,222 and $138,744 for the three and six months ended June 30, 2016, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $43,339 and $51,570 for the three and six months ended June 30, 2017, respectively, and $-0- for the three and six months ended June 30, 2016.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

At June 30, 2017 and December 31, 2016, the Company had outstanding convertible notes and/or warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 10 and Note 12).

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

As of June 30, 2017, there were 47,850,000 stock options outstanding, of which 31,350,000 were vested and exercisable. As of June 30, 2016, there were 47,850,000 stock options outstanding, of which 14,850,000 were vested and exercisable.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of June 30, 2017, the Company had cash of $845,067 and working capital deficit of $202,186. During the six months ended June 30, 2017, the Company used net cash in operating activities of $1,659,640. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the six months ended June 30, 2017, the Company raised $1,660,000 in cash proceeds from the issuance of convertible notes payable and $940,000 proceeds from the sale of common stock. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through December 2017.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Office equipment	$34,234	$34,234
Computer equipment	2,574	2,574
	36,808	36,808
Less accumulated depreciation	(17,701)	(14,644)
	$19,107	$22,164

Depreciation expense charged to operations amounted to $1,529 and $3,057, respectively, for the three and six months ended June 30, 2017; and $795 and $1,368, respectively, for the three and six months ended June 30, 2016.

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

JUNE 30, 2017

(unaudited)

On March 31, 2016, the parties agreed to terminate the above described acquisition and to cancel any and all obligations assumed under the agreement. In connection with the cancellation, the Company recorded a loss on termination of licensing agreement of $132,804.

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. Amortization charged to operations amounted to $6,937 and $13,797, respectively, for the three and six months ended June 30, 2017.

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of June 30, 2017 and December 31, 2016, the Company has paid an aggregate of $250,000 of which $75,000 was held in escrow until certain drug levels are met at December 31, 2016.

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of June 30, 2017 and December 31, 2016 was $768,743 and $1,046,264, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Amounts payable	$266,026	$768,345
Interest payable on notes payable	305,334	168,785
Deferred rent	1,616	808
	$572,976	$937,938

During the six months ended June 30, 2017, the Company settled old outstanding debt with vendors recognizing a $275,924 gain on settlement of debt.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 7 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company's Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. On March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of June 30, 2017 and December 31, 2016, the outstanding balance due was $45,000 and $250,000, respectively.

NOTE 8 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. During the six months ended June 30, 2017, the Company paid as full settlement the remaining outstanding promissory note of $172,748.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

BICX Holding Company LLC

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due June 10, 2019 and bearing interest at 8% per annum due annually beginning June 10, 2018.

Under the terms of the note, the note holder may, at any time, convert the unpaid principal of the note, or any portion thereof, into shares of the Company's common stock at an initial conversion price equal to 25% of the Company's total authorized common stock, determined at $0.019 per share at the date of issuance. In addition, the note contained certain anti-dilution provisions, as defined.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

On June 29, 2017, the parties entered into the Second Amendment to the Note Purchase Agreement and the March 2017 Note (the “Second Amendment”). The Second Amendment amends the March 2017 Note such that there is no longer an anti-dilution provision in the note. This provision in the March 2017 Note created a derivative liability for the Company which is no longer present.

In addition, the Second Amendment amends the March 2017 Note and the Note Purchase Agreement such that the Company agreed to not engage in any financing at a purchase price below the BIXC Holding purchase price. Finally, the Second Amendment amends the Note Purchase Agreement such that BICX Holding no longer has a right to participate in a subsequent financing in which the Company engages.

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

At June 29, 2017, the date of the Second Amendment modifying the above described note to eliminate the anti-dilutive provision, the Company determined the aggregate fair value the embedded derivatives of $30,806,073, recognizing a gain on change in fair value of $12,217,004 and reclassifying the determined fair value at June 29, 2017 of $30,806,073 to equity. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 169.77%, (3) weighted average risk-free interest rate of 1.38%, (4) expected life of 1.95 years, and (5) estimated fair value of the Company's common stock of $0.108 per share.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

During the six months ended June 30, 2017, the Company issued an aggregate of 13,662,000 shares of its common stock in full settlement of the above described notes.

Summary:

At June 30, 2017, the Company did not have convertible notes with embedded derivatives. The charge of the amortization of debt discounts and costs for the three and six months ended June 30, 2017 was $370,913, and $710,247; and $114,471 and $225,493 for the three and six months ended June 30, 2016, respectively, which was accounted for as interest expense.

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2017 and December 31, 2016, the Company received advances from Kent Emry former President of the Company, Scott Carley, and Neil Muller, former President of the Company as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. During the six months ended June 30, 2017, the Company paid $15,000 on Mr. Emry’s note and Neil Muller settled $10,000 of outstanding debt. The balance outstanding as of June 30, 2017 and December 31, 2016 was $22,980 and $47,980, respectively.

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of June 30, 2017 and December 31, 2016 was $163,610, with unamortized debt discount of $418 and $828, respectively.

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

At June 30, 2017, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 169.32%, (3) weighted average risk-free interest rate of 1.24%, (4) expected life of 0.77 years, and (5) estimated fair value of the Company's common stock of $0.108 per share.

The Company recorded a loss from change in fair value of warrant liability of debt derivatives of $84,244 for the six months ended June 30, 2017.

At June 30, 2017, the warrant liability valued at $111,146, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 12 – STOCKHOLDERS' DEFICIT

Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of June 30, 2017 and December 31, 2016, the Company had 80,000 shares of preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 525,000,000 shares of common stock with par value $.001 per share. As of June 30, 2017 and December 31, 2016, the Company had 242,136,285 shares and 181,804,501 shares of common stock issued and outstanding.

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

In April 2017, the Company issued an aggregate of 1,675,000 shares of its common stock for services rendered valued at $62,850 based on the underlying market value of the common stock at the date of issuance.

In May 2017, the Company issued 750,000 shares of its common stock for services rendered valued at $102,750 based on the underlying market value of the common stock at the date of issuance.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the stock option activity for the six months ended June 30, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	47,850,000	$0.04	8.9	$326,700
Grants	-
Exercised	-
Expired	-		-	-
Outstanding at June 30, 2017	47,850,000	$0.04	8.0	$3,202,800
Exercisable at June 30, 2017	31,350,000	$0.05	7.5	$1,752,450

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $0.108 as of June 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2017:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-0.025	33,000,000	9.0	16,500,000
0.0251-0.05	3,500,000	3.1	3,500,000
0.051	11,350,000	6.8	11,350,000
	47,850,000	8.0	31,350,000

The stock-based compensation expense related to option grants was $78,536 and $157,071 during the three and six months ended June 30, 2017, respectively; and $26,178 for the three and six months ended June 30, 2016.

As of June 30, 2017, stock-based compensation related to options of $287,963 remains unamortized and is expected to be amortized over the weighted average remaining period of 1 year.

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,275,000	2.02	$0.25	1,275,000	2.02
1.00	1,155,000	0.75	1.00	1,155,000	0.75
$0.58	2,430,000	1.42	$0.61	2,430,000	1.42

The following table summarizes the warrant activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2016	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Expired	(200,000)	0.25
Outstanding at June 30, 2017	2,430,000	$0.61

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provides consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three and six months ended June 30, 2017 and 2016, the Company incurred $-0-, as consulting fees and expense reimbursements. As of June 30, 2017 and December 31, 2016, there was an unpaid balance of $32,318 and $64,638, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and six months ended June 30, 2017, the Company incurred $65,000 and $106,500, respectively, and during the three and six months ended June 30, 2016, the Company incurred $43,006 and $86,756, respectively, as consulting fees. As of June 30, 2017 and December 31, 2016, there was an unpaid balance of $25,000 and $91,465, respectively.

On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $160,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

The Company has an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and six months ended June 30, 2017 the Company incurred $0 and $30,727, respectively and during the three and six months ended June 30, 2016, the Company incurred $43,750 and $87,500, respectively, as consulting fees. As of June 30, 2017 and December 31, 2016, there was an unpaid balance of $-0- and $64,481, respectively.

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company's President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and an auto allowance.

The Company has an arrangement with Soupface LLC ("Soupface"). Soupface is a Company controlled by Brady Granier, an officer of the Company, that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and six months ended June 30, 2017 the Company incurred $76,042 and $90,625, respectively and during the three and six months ended June 30, 2016, the Company incurred $0, as consulting fees. As of June 30, 2017 and December 31, 2016, there was an unpaid balance of $25,000 and $-0-, respectively.

On June 17, 2016, the Company entered into an executive service contract with Tom Welch as the Company's Vice President of Operations. The agreement is an at will agreement and provides for a base salary of $140,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to Brady Granier, Lourdes Felix and Kent Emry, current or former officers of the Company, with the Company retaining 78.1%. As of June 30, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

JUNE 30, 2017

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

The Company did not have a concentration for the three and six months ended June 30, 2017.

Two customers accounted for 17% and 11% (aggregate of 28%) of the Company's total accounts receivable at June 30, 2017 and three customers accounted for 27%, 11% and 18% (aggregate of 56%) of the Company's total accounts receivable at December 31, 2016.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 16 – NON CONTROLLING INTEREST

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. From inception through June 30, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2017:

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

	Level 1	Level 2	Level 3	Total

Warrant liability			111,146	111,146

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2016:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$5,115,280	$5,115,280
Warrant liability			26,903	26,903
Total	$-	$-	$5,142,183	$5,142,183

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2016 through June 30, 2017:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2016	5,115,280	26,903
Transfers in (out):
Initial fair value of debt derivative at note issuance	11,023,244	-
Transfers out of Level 3 upon conversion and settlement of notes	(1,146,201)	-
Transfers out of Level 3 upon note modification	(30,806,073)
Mark-to-market at June 30, 2017:
Embedded derivative	15,813,750	84,243
Balance, June 30, 2017	$-0-	$111,146

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

22

•

We initiated preclinical studies of BICX101, an injectable, sustained release naltrexone, for the treatment of opioid and alcohol use disorders, in December 2016, and this study is currently ongoing. On May 25, 2017 we announced that the U.S. Food & Drug Administration (FDA) had granted a pre-IND meeting to the Company to review the development plan to market BICX101. The meeting will take place on September 19, 2017. At the pre-IND meeting, the Company plans to seek guidance from the FDA on its proposal to file a New Drug Application (NDA) under Section 505(b)(2) for approval of BICX101, based on the FDA’s previous determination of the safety and effectiveness of naltrexone for the treatment of opioid addiction and alcohol use disorders.

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

Amendment to Convertible Note Purchase Agreement Entered into with BICX Holding Company LLC

As previously disclosed, on June 14, 2016, the Company and BICX Holding Company LLC (“BICX Holding”) entered into a Senior Secured Convertible Note Purchase Agreement (the “Note Purchase Agreement”) and the Company issued and sold to BICX Holding an 8% Senior Secured Convertible Promissory Note (the “June 2016 Note”) in the principal amount of $2,500,000. BICX Holding is an entity controlled by Alpine Creek Capital Partners. In addition, as previously disclosed, on March 3, 2017, the parties entered into the First Amendment to the Note Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, BIXC Holding invested another $1,660,000 for a total aggregate purchase price of $4,160,000. Based on the amount invested, the Company issued a new note to replace the June 2016 Note (the “March 2017 Note”). The main differences between the June 2016 Note and the March 2017 Note are that the principal owed to BICX Holding is now $4,160,000 and the percentage of the Company’s total authorized common stock as of March 3, 2017 into which the March 2017 Note is convertible is now 42.43%. The March 2017 Note matures on March 3, 2020.

On June 29, 2017, the parties entered into the Second Amendment to the Note Purchase Agreement and the March 2017 Note (the “Second Amendment”). The Second Amendment amends the March 2017 Note such that there is no longer an anti-dilution provision in the note. This provision in the March 2017 Note created a derivative liability for the Company which is no longer present.

In addition, the Second Amendment amends the March 2017 Note and the Note Purchase Agreement such that the Company agreed to not engage in any financing at a purchase price below the BIXC Holding purchase price. Finally, the Second Amendment amends the Note Purchase Agreement such that BICX Holding no longer has a right to participate in a subsequent financing in which the Company engages.

The March 2017 Note remains a long-term debt obligation that is material to the Company. The March 2017 Note contains certain events of default and, in the event of default, BICX Holding may, at its option, consider the March 2017 Note immediately due and payable.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended June 30, 2017 Compared with Three Months ended June 30, 2016

Three months ended June 30,

	2017	2016
Net Revenues	$210,544	$187,912
Total Operating Expenses	(997,162)	(600,204)
Gain on settlement of debt	285,924	-
Net Interest Expense	(459,064)	(223,127)
Gain (loss) on change in derivative liability	12,263,680	(438,344)
Net income (loss)	$11,303,922	$(1,073,763)

Revenues

Sales for the three months ended June 30, 2017 were $210,544 compared with $187,912 for the three months ended June 30, 2016, reflecting an increase of 12%.

The increase in revenue is directly related to the increased number of patients treated at licensed clinics and an increase in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2017 and 2016 were $997,162 and $600,204, respectively, reflecting an increase of $396,958. The primary reason for the increase in 2017 is an increase in service provider costs as compared to 2016.

In addition, comparing the three months ended June 30, 2017 to June 30, 2016, consulting and investor relations fees increased from $194,643 to $335,906, accounting and legal fees decreased from $143,235 to $40,955, advertising decreased from $70,222 to $44,132, and rent increased from $4,451 to $8,978. In addition, we incurred $244,136 in stock based compensation expense in 2017 compared to $91,069 in 2016.

Gain on settlement of debt

During the three months ended June 30, 2017, we settled outstanding accounts and other payables, realizing a gain on settlement of debt of $285,924 as compared to $0 for the same comparable period, last year.

Gain (loss) on change in Fair Value of Derivative Liability

During the three months ended June 30, 2017, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended June 30, 2017, we incurred a $12,263,680 gain on change in fair value of our derivative liabilities compared to $438,344 loss in the same period, last year. On June 29, 2017, pursuant to the Second Amendment, we modified our outstanding convertible debt with embedded derivatives significantly reducing the carrying value on our balance sheet of these liabilities as of June 30, 2017.

Interest Expense

Interest expense for the three months ended June 30, 2017 and 2016 were $459,064 and $223,127, respectively, the increase is due to debt discount amortization and a non-cash interest charge.

Net Loss

For the three months ended June 30, 2017, the Company experienced a net income of $11,303,922 compared with a net loss of $1,073,763 for the three months ended June 30, 2016. The decrease in net loss to net income is primarily due to the gain on change in fair value of derivative liabilities.

Six Months ended June 30, 2017 Compared with Six Months ended June 30, 2016

Six months ended June 30,

	2017	2016
Net Revenues	$344,771	$418,325
Total Operating Expenses	(1,543,732)	(1,165,273)
Gain on settlement of debt	285,924	-
Net Interest Expense	(10,220,569)	(388,359)
Loss on change in derivative liability	(15,897,993)	(467,041)
Net loss	$(27,031,599)	$(1,602,348)

Revenues

Sales for the six months ended June 30, 2017 were $344,771 compared with $418,325 for the six months ended June 30, 2016, reflecting a decrease of 18%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and a decrease in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2017 and 2016 were $1,543,732 and $1,165,273, respectively, reflecting an increase of $378,459. The primary reason for the increase in 2017 is an increase in service provider costs as compared to 2016.

In addition, comparing the six months ended June 30, 2017 to June 30, 2016, consulting and investor relations fees increased from $343,276 to $561,497, accounting and legal fees decreased from $186,8045 to $92,725, advertising decreased from $138,744 to $63,771, and rent increased from $9,322 to $19,916. In addition, we incurred $355,979 in stock based compensation in 2017 compared to $101,217 in 2016.

Gain on settlement of debt

During the six months ended June 30, 2017, we settled outstanding accounts and other payables, realizing a gain on settlement of debt of $285,924 as compared to $0 for the same comparable period, last year.

Gain (loss) on change in Fair Value of Derivative Liability

During the six months ended June 30, 2017, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended June 30, 2017, we incurred a $15,897,993 loss on change in fair value of our derivative liabilities compared to a $467,041 loss in the same period, last year. The primary driver for the current period loss was the increase in our stock price. On June 29, 2017, pursuant to the Second Amendment, we modified our outstanding convertible debt with embedded derivatives significantly reducing the carrying value on our balance sheet these liabilities as of June 30, 2017.

Interest Expense

Interest expense for the six months ended June 30, 2017 and 2016 were $10,220,569 and $388,359, respectively, the increase is due to debt discount amortization and a non-cash interest charge.

Net Loss

For the six months ended June 30, 2017, the Company experienced a net loss of $27,031,599 compared with a net loss of $1,602,348 for the six months ended June 30, 2016. The increase in net loss is primarily due to the loss on change in fair value of derivative liabilities and non-cash interest charges.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of approximately $845,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Six months ended June 30,

25

	2017	2016
Net cash used in operating activities	$(1,659,640)	$(1,010,785)
Net cash used in investing activities	-	(87,406)
Net cash provided by financing activities	2,412,252	2,052,948
Net increase in cash	752,612	954,757
Cash, beginning of period	92,455	220,060
Cash, end of period	$845,067	$1,174,817

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

Currently we have no material commitments for capital expenditures as of June 30, 2017. We have historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $1,659,640 for the six months ended June 30, 2017 compared to $1,010,785 used in operating activities the six months ended June 30, 2016. The increase was primarily due to the increased operating costs and expenses incurred in 2017 along with a net decrease in operating liabilities of $469,013.

Net Cash Flow From Investing Activities

Net cash used in investing activities was $-0- for the six months ended June 30, 2017 compared to $87,406 used in investing activities during the six months ended June 30, 2016, which were primarily due to payments for intellectual property, purchase of equipment and lease deposit in 2016.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $359,304, from $2,052,948 provided by financing activities for the six months ended June 30, 2016 to $2,412,252 cash provided by financing activities for the six months ended June 30, 2017. The increase is primarily from $1,660,000 received from issuance of convertible note and $940,000 received from the sale of our common stock, net with repayments of notes payable of $187,748 as compared to $2,264,448 from issuance of notes, net with $211,500 repayments of notes payable in 2016.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2017 and December 31, 2016, the Company has a working capital deficit of $202,186 and $2,350,268, and an accumulated deficit of $46,166,464 and $19,134,865. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company's business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Revenue Recognition

We generate revenue from services and product sales. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. We defer any revenue for which the services have not been performed or are subject to refund until such time that the we and the customer jointly determine that the services has been performed or no refund will be required.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and December 31, 2016, we did not have any derivative instruments that were designated as hedges.

During the six months ended June 30, 2017 and December 31, 2016, we had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on April 13, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1

Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note by and between the Company and BICX Holding Company LLC, dated June 29, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2017)

31.1

Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

_______________

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: August 11, 2017	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: August 11, 2017	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

