Form 10-Q
period 2017-09-30
BioCorRx Inc.
filed 2017-11-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, there were 243,236,285 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$283,541	$92,455
Accounts receivable, net	19,375	-
Prepaid expenses	13,324	8,400
Total current assets	316,240	100,855

Property and equipment, net	17,579	22,164

Other assets:
Restricted cash	50,000	50,000
Intellectual property, net	258,919	279,729
Deposits, long term	17,634	17,634
Total other assets	326,553	347,363

Total assets	$660,372	$470,382

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses, including related party payables of $84,063 and $195,584, respectively	$675,839	$937,938
Deferred revenue, short term	250,818	432,836
Settlement payable	30,000	315,000
Convertible notes payable, short term, net of debt discount	-	87,033
Notes payable, net of debt discount, short term portion	-	172,748
Notes payable, net of debt discount, related party	186,381	210,761
Derivative liability	-	294,807
Total current liabilities	1,143,038	2,451,123

Long term debt:
Deferred revenue, long term	416,582	613,428
Convertible notes payable, long term, net of debt discount	1,641,052	688,783
Warrant liability	85,663	26,903
Derivative liability	-	4,820,473
Total long term debt	2,143,297	6,149,587

Total liabilities	3,286,335	8,600,710

Stockholders' deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of September 30, 2017 and December 31, 2016
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	5,616	5,616
Common stock, $0.001 par value; 525,000,000 shares authorized, 243,136,285 and 181,804,501 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	243,136	181,805
Common stock subscribed	100,000	100,000
Additional paid in capital	44,277,840	10,701,116
Accumulated deficit	(47,268,555)	(19,134,865)
Total stockholders' deficit	(2,625,963)	(8,130,328)

Total liabilities and stockholders' deficit	$660,372	$470,382

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues, net	$147,593	$167,598	$492,364	$585,923

Operating expenses:
Cost of implants and other costs	8,008	37,687	198,023	124,325
Research and development	107,460	-	159,030	-
Selling, general and administrative	687,228	626,941	1,972,521	1,571,404
Termination of licensing agreement	-	-	-	132,804
Depreciation and amortization	8,542	20,338	25,396	21,706
Total operating expenses	811,238	684,966	2,354,970	1,850,239

Loss from operations	(663,645)	(517,368)	(1,862,606)	(1,264,316)

Other income (expenses):
Gain on settlement of debt	-	-	285,924	-
Interest expense, net	(463,929)	(214,192)	(10,684,498)	(602,551)
Gain (loss) on change in fair value of derivative liability	25,483	(1,877,231)	(15,872,510)	(2,344,272)
Total other income (expenses)	(438,446)	(2,091,423)	(26,271,084)	(2,946,823)

Loss before income taxes	(1,102,091)	(2,608,791)	(28,133,690)	(4,211,139)

Income taxes	-	-	-	-

Net Loss	$(1,102,091)	$(2,608,791)	$(28,133,690)	$(4,211,139)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)	$(0.12)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	242,538,459	168,832,544	229,106,534	166,397,421

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2017

	Preferred stock		Series B Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2016	80,000	$16,000	160,000	$5,616	181,804,501	$181,805	$100,000	$10,701,116	$(19,134,865)	$(8,130,328)
Common stock issued for services rendered	-	-	-	-	4,003,118	4,003	-	280,855	-	284,858
Common stock issued in settlement of convertible debt	-	-	-	-	13,662,000	13,662	-	1,352,538	-	1,366,200
Sale of common stock	-	-	-	-	43,666,666	43,666	-	896,334	-	940,000
Reclassify fair value of debt derivative at modification of note payable	-	-	-	-	-	-	-	30,806,073	-	30,806,073
Fair value of vested options	-	-	-	-	-	-	-	240,924	-	240,924
Net loss	-	-	-	-	-	-	-	-	(28,133,690)	(28,133,690)
Balance, September 30, 2017 (unaudited)	80,000	$16,000	160,000	$5,616	243,136,285	$243,136	$100,000	$44,277,840	$(47,268,555)	$(2,625,963)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,133,690)	$(4,211,139)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	25,396	21,706
Bad debt expense	20,375	8,750
Termination of licensing agreement	-	132,804
Non cash interest	9,363,244	21,722
Amortization of debt discount	1,085,856	474,217
Stock based compensation	525,782	287,617
Gain on settlement of debt	(285,924)	-
Change in fair value of option modifications	-	53,858
Change in fair value of derivative liabilities	15,872,510	2,344,272
Changes in operating assets and liabilities:
Accounts receivable	(39,750)	(45,500)
Prepaid expenses and other current assets	(4,924)	(10,349)
Accounts payable and accrued expenses	13,823	(371,630)
Settlement payable	(285,000)	-
Deferred revenue	(378,864)	(324,924)
Net cash used in operating activities	(2,221,166)	(1,618,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(22,593)
Payment of long term deposit	-	(17,634)
Payment for intellectual property	-	(180,648)
Net cash used in investing activities	-	(220,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	940,000	-
Proceeds from convertible notes payable	1,660,000	2,264,448
Repayments of notes payable	(187,748)	(564,412)
Net cash provided by financing activities	2,412,252	1,700,036

Net increase (decrease) in cash	191,086	(139,435)
Cash, beginning of the period	92,455	220,060

Cash, end of period	$283,541	$80,625

Supplemental disclosures of cash flow information:
Interest paid	$10,507	$106,333
Taxes paid	$-	$-

Non cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$-	$262,271
Reclassify fair value of debt derivative at note modification	$30,806,073	$-
Common stock issued in settlement of convertible notes payable	$220,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. As of September 30, 2017, there were no significant assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 13, 2017.

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

SEPTEMBER 30, 2017

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At September 30, 2017 and December 31, 2016, deposits in excess of FDIC limits were $83,541 and $-0-, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $99,625 and $119,000 as of September 30, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 9 and 11 for derivative liabilities and Footnote 10 and 12 for stock based compensation and other equity instruments.

Restricted Cash

The Company is required to maintain in its bank accounts at all times no less than 10% of the outstanding principle of its convertible debt issued June 10, 2016. The amount held may be reduced upon noteholder approval. The cash held must be unrestricted and not subject to any liens. As of September 30, 2017 and December 31, 2016, the Company's restricted cash balance of $50,000 was classified as other assets in the accompanying balance sheet.

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

SEPTEMBER 30, 2017

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of September 30, 2017 and 2016, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016, as they would be anti-dilutive:

	September 30, 2017	September 30, 2016
Shares underlying options outstanding	47,885,000	47,850,000
Shares underlying warrants outstanding	2,430,000	2,630,000
Shares underlying convertible notes outstanding	131,250,000	131,250,000
	181,565,000	181,730,000

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $41,735 and $105,506 as advertising costs for the three and nine months ended September 30, 2017 and $60,034 and $198,778 for the three and nine months ended September 30, 2016, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $107,460 and $159,030 for the three and nine months ended September 30, 2017, respectively, and $-0- for the three and nine months ended September 30, 2016.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2017 and December 31, 2016, the Company had outstanding convertible notes and/or warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 10 and Note 12).

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

As of September 30, 2017, there were 47,885,000 stock options outstanding, of which 35,510,000 were vested and exercisable. As of September 30, 2016, there were 47,850,000 stock options outstanding, of which 18,750,000 were vested and exercisable.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11 on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of September 30, 2017, the Company had cash of $283,541 and working capital deficit of $826,798. During the nine months ended September 30, 2017, the Company used net cash in operating activities of $2,221,166. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the nine months ended September 30, 2017, the Company raised $1,660,000 in cash proceeds from the issuance of convertible notes payable and $940,000 proceeds from the sale of common stock. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through December 2017.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company's property and equipment at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Office equipment	$34,234	$34,234
Computer equipment	2,574	2,574
	36,808	36,808
Less accumulated depreciation	(19,229)	(14,644)
	$17,579	$22,164

Depreciation expense charged to operations amounted to $1,529 and $4,586, respectively, for the three and nine months ended September 30, 2017; and $1,433 and $2,801, respectively, for the three and nine months ended September 30, 2016.

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

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. Amortization charged to operations amounted to $7,013 and $20,810, respectively, for the three and nine months ended September 30, 2017.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of September 30, 2017 and December 31, 2016, the Company has paid an aggregate of $250,000 of which $75,000 was held in escrow until certain drug levels are met at December 31, 2016.

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of September 30, 2017 and December 31, 2016 was $667,400 and $1,046,264, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Amounts payable	$280,008	$768,345
Interest payable on notes payable	394,204	168,785
Deferred rent	1,627	808
	$675,839	$937,938

During the nine months ended September 30, 2017, the Company settled old outstanding debt with vendors recognizing a $275,924 gain on settlement of debt.

NOTE 7 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company's Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. On March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of September 30, 2017 and December 31, 2016, the outstanding balance due was $30,000 and $250,000, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 8 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. During the nine months ended September 30, 2017, the Company paid as full settlement the remaining outstanding promissory note of $172,748.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The Company had identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

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

During the nine months ended September 30, 2017, the Company issued an aggregate of 13,662,000 shares of its common stock in full settlement of the above described notes.

Summary:

At September 30, 2017, the Company did not have convertible notes with embedded derivatives. The charge of the amortization of debt discounts and costs for the three and nine months ended September 30, 2017 was $374,989, and $1,085,236; and $187,017 and $412,510 for the three and nine months ended September 30, 2016, respectively, which was accounted for as interest expense.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of September 30, 2017 and December 31, 2016, the Company received advances from Kent Emry (the former CEO of the Company), Scott Carley, and Neil Muller (the former President of the Company) as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. During the nine months ended September 30, 2017, the Company paid $15,000 on Mr. Emry’s note and Neil Muller settled $10,000 of outstanding debt. The balance outstanding as of September 30, 2017 and December 31, 2016 was $22,980 and $47,980, respectively.

On January 22, 2013, the Company issued a unsecured promissory note payable to Kent Emry for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the required interest payments initially due starting April 22, 2013. During the year ended December 31, 2014, the Company paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company issued 950,000 (as amended) of its common stock as interest payment on March 31, 2014.

The Company recorded a debt discount of $11,250 based on the fair value of the Company's common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of September 30, 2017 and December 31, 2016 was $163,610, with unamortized debt discount of $209 and $1,037, respectively.

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

At September 30, 2017, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164.24%, (3) weighted average risk-free interest rate of 1.20%, (4) expected life of 0.52 years, and (5) estimated fair value of the Company's common stock of $0.0868 per share.

The Company recorded a loss from change in fair value of warrant liability of debt derivatives of $58,760 for the nine months ended September 30, 2017.

At September 30, 2017, the warrant liability valued at $85,663, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – STOCKHOLDERS' DEFICIT

Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of September 30, 2017 and December 31, 2016, the Company had 80,000 shares of preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Common stock

The Company is authorized to issue 525,000,000 shares of common stock with par value $.001 per share. As of September 30, 2017 and December 31, 2016, the Company had 243,136,285 shares and 181,804,501 shares of common stock issued and outstanding.

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

In August 2017, the Company issued 500,000 shares of its common stock for services rendered valued at $43,000 based on the underlying market value of the common stock at the date of issuance.

In September 2017, the Company issued 500,000 shares of its common stock for services rendered valued at $42,950 based on the underlying market value of the common stock at the date of issuance.

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

The following assumptions were used in determining the fair value of employee and vesting options during the nine months ended September 30, 2017:

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

September 30, 2017
Risk-free interest rate	1.86%
Dividend yield	0%
Stock price volatility	171.77%
Expected life	5.00 years
Weighted average grant date fair value	$0.1519

On May 25, 2017, the Company awarded options to purchase 35,000 shares of common stock to key consultant of the Company. These options vest immediately and have a term of 5 years. The options have an exercise price of $0.016 per share. The options had an aggregate grant date fair value of $5,318.

The following table summarizes the stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	47,850,000	$0.04	8.9	$326,700
Grants	35,000	0.016	5.0
Exercised	-
Expired	-		-	-
Outstanding at September 30, 2017	47,885,000	$0.04	7.8	$2,349,878
Exercisable at September 30, 2017	35,510,000	$0.05	7.5	$1,524,466

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $0.0868 as of September 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2017:

Options Outstanding			Options Exercisable
		Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-0.025	33,035,000	8.7	20,660,000
0.0251-0.05	3,500,000	2.8	3,500,000
0.051	11,350,000	6.6	11,350,000
	47,885,000	7.8	35,510,000

The stock-based compensation expense related to option grants was $83,853 and $240,924 during the three and nine months ended September 30, 2017, respectively; and $78,535 and $104,713 for the three and nine months ended September 30, 2016.

As of September 30, 2017, stock-based compensation related to options of $209,428 remains unamortized and is expected to be amortized over the weighted average remaining period of 9 months.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,275,000	1.77	$0.25	1,275,000	1.77
1.00	1,155,000	0.50	1.00	1,155,000	0.50
$0.58	2,430,000	1.16	$0.61	2,430,000	1.16

The following table summarizes the warrant activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2016	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Expired	(200,000)	0.25
Outstanding at September 30, 2017	2,430,000	$0.61

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three and nine months ended September 30, 2017 and 2016, the Company incurred $-0-, as consulting fees and expense reimbursements. As of September 30, 2017 and December 31, 2016, there was an unpaid balance of $32,318 and $64,638, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and nine months ended September 30, 2017, the Company incurred $40,000 and $146,500, respectively, and during the three and nine months ended September 30, 2016, the Company incurred $40,000 and $126,756, respectively, as consulting fees. As of September 30, 2017 and December 31, 2016, there was an unpaid balance of $25,000 and $91,465, respectively.

On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $160,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The Company had an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and nine months ended September 30, 2017 the Company incurred $0 and $30,727, respectively and during the three and nine months ended September 30, 2016, the Company incurred $43,750 and $131,250, respectively, as consulting fees. As of September 30, 2017 and December 31, 2016, there was an unpaid balance of $-0- and $64,481, respectively. Beginning in 2017, Mr. Granier preformed services under Soupface LLC (see below).

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company's President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and an auto allowance.

The Company has an arrangement with Soupface LLC ("Soupface"). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and nine months ended September 30, 2017 the Company incurred $43,750 and $134,375, respectively and during the three and nine months ended September 30, 2016, the Company incurred $0, as consulting fees. As of September 30, 2017 and December 31, 2016, there was an unpaid balance of $25,000 and $-0-, respectively.

On June 17, 2016, the Company entered into an executive service contract with Tom Welch as the Company's Vice President of Operations. The agreement is an at will agreement and provides for a base salary of $140,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to Brady Granier, Lourdes Felix and Kent Emry, current or former officers of the Company, with the Company retaining 78.1%. As of September 30, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

The Company's revenues earned from sale of products and services for the three months ended September 30, 2017 included 21% from one customer of the Company's total revenues.

The Company's revenues earned from sale of products and services for the three months ended September 30, 2016 included 13%, 34%, 24% and 26% (aggregate of 97%) from four customers of the Company's total revenues.

The Company did not have a concentration for the nine months ended September 30, 2017.

The Company's revenues earned from sale of products and services for the nine months ended September 30, 2016 included 14% and 17% (aggregate of 31%) from two customers of the Company's total revenues.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Three customers accounted for 12%, 19% and 13% (aggregate of 44%) of the Company's total accounts receivable at September 30, 2017 and three customers accounted for 27%, 11% and 18% (aggregate of 56%) of the Company's total accounts receivable at December 31, 2016.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 16 – NON CONTROLLING INTEREST

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. From inception through September 30, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

Level 3—Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2017:

	Level 1	Level 2	Level 3	Total

Warrant liability			85,663	85,663

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2016:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$-	$5,115,280	$5,115,280
Warrant liability			26,903	26,903
Total	$-	$-	$5,142,183	$5,142,183

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities from December 31, 2016 through September 30, 2017:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2016	5,115,280	26,903
Transfers in (out):
Initial fair value of debt derivative at note issuance	11,023,244	-
Transfers out of Level 3 upon conversion and settlement of notes	(1,146,201)	-
Transfers out of Level 3 upon note modification	(30,806,073)
Mark-to-market at September 30, 2017:
Embedded derivative	15,813,750	58,760
Balance, September 30, 2017	$-0-	$85,663

NOTE 18 – SUBSEQUENT EVENTS

Stock issuance

In October 2017, the Company issued an aggregate of 100,000 shares of its common stock for consulting services.

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

Business Overview

We are an addiction rehabilitation service company and developer of the BioCorRx Recovery Program headquartered in Anaheim, California. We were established in January 2010 and currently operate in Anaheim, California. The Company's current treatment program is called the BioCorRx Recovery Program. On January 7, 2014 we changed our name to BioCorRx Inc. to take advantage of unique branding of our BioCorRx Recovery Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Addiction Rehabilitation Hospital.

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

Our subsidiary, BioCorRx Pharmaceuticals, is focused on acquiring and the development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. Our pipeline includes BICX101 for the treatment of opioid addiction and alcoholism as well as a naltrexone implant (BICX102).

In August 2017, the Company announced that it had decided to seek FDA approval on BICX102 in advance of BICX101. The Company has formally requested a pre-IND meeting for BICX102 while also working on the IND application. The pre-IND meeting date for BICX102 has been scheduled for January 24, 2018.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has continued to expand its operations in 2017 through distribution opportunities of its BioCorRx Recovery Program. There are 24 licensed providers throughout the United States that offer the BioCorRx Recovery Program. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended September 30, 2017 Compared with Three Months ended September 30, 2016

Three months ended September 30,

	2017	2016
Net Revenues	$147,593	$167,598
Total Operating Expenses	(811,238)	(684,966)
Net Interest Expense	(463,929)	(214,192)
Gain (loss) on change in derivative liability	25,483	(1,877,231)
Net income (loss)	$(1,102,091)	$(2,608,791)

Revenues

Sales for the three months ended September 30, 2017 were $147,593 compared with $167,598 for the three months ended September 30, 2016, reflecting a decrease of 12%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and a decrease in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2017 and 2016 were $811,238 and $684,966, respectively, reflecting an increase of $126,272. The primary reason for the increase in 2017 is an increase in service provider costs as compared to 2016.

In addition, comparing the three months ended September 30, 2017 to September 30, 2016, consulting and investor relations fees decreased from $312,014 to $236,496, accounting and legal fees increased from $57,149 to $105,993, advertising decreased from $60,034 to $41,735, and rent increased from $13,040 to $15,573. In addition, we incurred $169,804 in stock based compensation expense in 2017 compared to $85,311 in 2016.

 Gain (loss) on change in Fair Value of Derivative Liability

During the three months ended September 30, 2017, we had outstanding and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended September 30, 2017, we incurred a $25,483 gain on change in fair value of our derivative liabilities compared to $(1,877,231) loss in the same period, last year.

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 were $463,929 and $214,192, respectively, the increase is due to debt discount amortization and a non-cash interest charge.

Net Loss

For the three months ended September 30, 2017, the Company experienced a net loss of $1,102,091 compared with a net loss of $2,608,791 for the three months ended September 30, 2016. The decrease in net loss is primarily due to the gain on change in fair value of derivative liabilities.

Nine Months ended September 30, 2017 Compared with Nine Months ended September 30, 2016

Nine months ended September 30,

	2017	2016
Net Revenues	$492,364	$585,923
Total Operating Expenses	(2,354,970)	(1,850,239)
Gain on settlement of debt	285,924	-
Net Interest Expense	(10,684,498)	(602,551)
Loss on change in derivative liability	(15,872,510)	(2,344,272)
Net loss	$(28,133,690)	$(4,211,139)

Revenues

Sales for the nine months ended September 30, 2017 were $492,364 compared with $585,923 for the nine months ended September 30, 2016, reflecting a decrease of 16%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and a decrease in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2017 and 2016 were $2,354,970 and $1,850,239, respectively, reflecting an increase of $504,731. The primary reason for the increase in 2017 is an increase in service provider costs as compared to 2016.

In addition, comparing the nine months ended September 30, 2017 to September 30, 2016, consulting and investor relations fees increased from $655,290 to $797,993, accounting and legal fees decreased from $243,953 to $198,718, advertising decreased from $198,778 to $105,506, and rent increased from $22,362 to $28,613. In addition, we incurred $525,782 in stock based compensation in 2017 compared to $287,617 in 2016.

Gain on settlement of debt

During the nine months ended September 30, 2017, we settled outstanding accounts and other payables, realizing a gain on settlement of debt of $285,924 as compared to $0 for the same comparable period, last year.

Loss on change in Fair Value of Derivative Liability

During the nine months ended September 30, 2017, we had outstanding convertible debt and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we are required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended September 30, 2017, we incurred a $15,872,510 loss on change in fair value of our derivative liabilities compared to a $2,344,272 loss in the same period, last year. The primary driver for the current period loss was the increase in our stock price. On June 29, 2017, pursuant to the Second Amendment, we modified our outstanding convertible debt with embedded derivatives significantly reducing the carrying value on our balance sheet these liabilities as of September 30, 2017.

Interest Expense

Interest expense for the nine months ended September 30, 2017 and 2016 were $10,684,498 and $602,551, respectively, the increase is due to debt discount amortization and a non-cash interest charge.

Net Loss

For the nine months ended September 30, 2017, the Company experienced a net loss of $28,133,690 compared with a net loss of $4,211,139 for the nine months ended September 30, 2016. The increase in net loss is primarily due to the loss on change in fair value of derivative liabilities and non-cash interest charges.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of approximately $284,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Nine months ended September 30,

	2017	2016
Net cash used in operating activities	$(2,221,166)	$(1,618,596)
Net cash used in investing activities	-	(220,875)
Net cash provided by financing activities	2,412,252	1,700,036
Net increase (decrease) in cash	191,086	(139,435)
Cash, beginning of period	92,455	220,060
Cash, end of period	$283,541	$80,625

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

Currently we have no material commitments for capital expenditures as of September 30, 2017. We have historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $2,221,166 for the nine months ended September 30, 2017 compared to $1,618,596 used in operating activities the nine months ended September 30, 2016. The increase was primarily due to the increased operating costs and expenses incurred in 2017 along with a net decrease in operating liabilities of $650,041.

Net Cash Flow From Investing Activities

Net cash used in investing activities was $-0- for the nine months ended September 30, 2017 compared to $220,875 used in investing activities during the nine months ended September 30, 2016, which were primarily due to payments for intellectual property, purchase of equipment and lease deposit in 2016.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $712,216, from $1,700,036 provided by financing activities for the nine months ended September 30, 2016 to $2,412,252 cash provided by financing activities for the nine months ended September 30, 2017. The increase is primarily from $1,660,000 received from issuance of convertible note and $940,000 received from the sale of our common stock, net with repayments of notes payable of $187,748 as compared to $2,264,448 from issuance of notes, net with $564,412 repayments of notes payable in 2016.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2017 and December 31, 2016, the Company has a working capital deficit of $826,798 and $2,350,268, and an accumulated deficit of $47,268,555 and $19,134,865. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company's business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Revenue Recognition

We generate revenue from services and product sales. Revenue is recognized in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue are recorded. We defer any revenue for which the services have not been performed or are subject to refund until such time that the we and the customer jointly determines that the services has been performed or no refund will be required.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2017 and December 31, 2016, we did not have any derivative instruments that were designated as hedges.

During the nine months ended September 30, 2017 and December 31, 2016, we had outstanding convertible notes and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

Recent Accounting Pronouncements

See our discussion under Note 2-Signifciant Accounting Policies in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for "smaller reporting companies."

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on April 13, 2017.

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

BIOCORRX INC.

Date: November 14, 2017	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

