Form 10-K
period 2017-12-31
BioCorRx Inc.
filed 2018-04-05
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

Commission File Number: 000-54208

BioCorRx Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0967447
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2390 East Orangewood Avenue, Suite 575 Anaheim, CA	92806	(714) 462-4880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates based upon the closing sale price of $0.108 per share on the Over the Counter Bulletin Board of the registrant as of June 30, 2017: $24,039,444.

As of April 2, 2018, there were 246,611,285 shares of registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

In this Annual Report on Form 10-K, the terms “we”, “our”, and “us” refer to BioCorRxÒ Inc. (“BioCorRxÒ”) and our wholly owned subsidiary, Fresh Start Private, Inc. (FSP).

Item 1 – Business

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of FSP, the principal business of the Company originally was to develop “green” renewable fuel sources for agricultural operations, specifically biodiesel. On July 26, 2010, we filed an amendment to our Articles of Incorporation changing our name to Fresh Start Private Management, Inc. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcoholism and opioid addiction treatment through our BioCorRxÒ Recovery Program and related products.

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

On January 7, 2014, we filed an amendment to our articles of incorporation changing our name to BioCorRxÒ Inc.

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

 On July 28, 2016, we formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 24.2% ownership to officers of the Company with the Company retaining 75.8%.

On November 23, 2016, the Company” filed a certificate of designations, rights and preferences with the Secretary of State of the State of Nevada pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of the Series B Preferred Stock.

On January 16, 2018, majority stockholders holding 59% of the voting equity voted to amend its articles of incorporation to increase the authorized shares of capital stock (the “Share Increase”) of the Company from five hundred twenty five million (525,000,000) shares of common stock, $.001 par value per share, and six hundred thousand (600,000) shares of preferred stock, $0.001 par value per share, to seven hundred fifty million (750,000,000) shares of common stock ($0.001 par value per share) and six hundred thousand (600,000) shares of preferred stock ($0.001 par value per share). The Share Increase has not yet taken effect, but is expected to take effect in the near future.

Also, on January 16, 2018, majority stockholders holding 59% of the voting equity voted to grant discretionary authority to the Board of Directors of the Company (the “Board”), at any time or times for a period of 12 months after the date of the Written Consent, to Adopt an amendment to our Articles to effect a Reverse Split of our issued and outstanding common stock in a range of not less than 1-for-5 and not more than 1-for-500 (the “Reverse Split”). The Reverse Split has not yet taken effect, the Board has not yet determined the ratio of the Reverse Split, nor is the Board obligated to effect the Reverse Split.

Business Overview

We have developed and own the rights to an innovative alcoholism and opioid addiction treatment program, called BioCorRxÒ Recovery Program that empowers patients to succeed in their overall recovery. We offer a comprehensive medication-assisted treatment (MAT) program that combines non-addictive medication coupled with cognitive behavioral therapy (CBT) modules and peer recovery support and tracking. We have been operating for over 6 years and over 1,000 patients have been treated with our program since we began operating. The addiction treatment services reported cost from provider to patient is an average of $12,500 per patient and a portion is sometimes covered by insurance according to treatment providers. This amount varies due to many factors, the major ones being, type of insurance policy and patients out of network deductibles. In addition, there are the service provider expenses, and surgery center costs (if not done in the medical provider’s office). Services may also be provided to cash patients, by licensed providers, at discounted rates due to financial difficulties.

The BioCorRxÒ Recovery Program is a comprehensive addiction program which includes peer support coaching and counseling modules (typically completed in16 sessions on average but not limited to), coupled with a naltrexone implant. The implant is specifically compounded with a prescription from a medical doctor for each individual and is designed to release naltrexone into the body over multiple months. The naltrexone implant means a single administration, long acting naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

Treatment Philosophy

Our alcoholism and opioid addiction treatment program empowers patients to succeed. A detailed description of our treatment philosophy is as follows:

Medical Intervention: It is essential to significantly reduce a patient’s cravings for alcohol and opioids in order to fully break the cycle of addiction. We have built our BioCorRxÒ Recovery Program around a state-of-the-art, minimally invasive, biodegradable implant of naltrexone. Naltrexone is an FDA-approved pharmaceutical used for the treatment of alcoholism and opioid addiction. A licensed physician surgically inserts a marble-sized pellet(s) under the skin in the lower abdomen. The pellet is absorbed into the body and typically dissolves within months following the procedure in most patients depending on their metabolism and other factors.

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

Program Description

We offer a comprehensive and highly effective alcohol and opioid addiction treatment program. Our proprietary program is designed to offer treatment and healing to both the body and the mind of those suffering from addiction. Our alcoholism and opioid addiction treatment program is a two-part program that includes: (i) the insertion of a naltrexone implant that is believed to reduce physical cravings of alcohol and opioids by a trained physician; and (ii) peer support and CBT that focuses on the psycho-social aspect of addiction. The following is a detailed description of our treatment program.

Naltrexone Implant: Our unique program has reduced physical cravings for numerous patients suffering from alcoholism and opioid addiction. Our implant is believed to reduce cravings over the period of multiple months in most patients depending on their metabolism and other factors. During this time, the program focuses on addressing the mental dependence on alcohol and/or opioids. The implant is a naltrexone pellet(s) that is the size of a marble and inserted via an outpatient surgical procedure into the lower abdomen of the patient. The naltrexone pellets will be absorbed by the body over time and will automatically dissolve and not need to be removed unless otherwise required.

All procedures to place the naltrexone pellets into patients are performed at several independently owned and licensed provider locations. There are over 30 licensed providers throughout the United States that offer the BioCorRxÒ Recovery Program. Addresses of most independently owned provider locations offering our program are available on our website www.beataddiction.com. The procedures are performed by a licensed medical physician.

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

Once the pellet is implanted in the patient, they are usually free to return to work on the next business day and will be contacted by a peer support specialist and/or counselor within a few days if not prior to the procedure to begin the behavioral portion of the program.

BioCorRx® Recovery Program CBT: We developed a CBT program to assist patients in addressing their dependence on alcohol and/or opioids. Prior to, or upon receiving the naltrexone implant, each patient will typically speak with a counselor/therapist. This counselor/therapist will treat the patient for the next several weeks following the implant using the program modules in combination with their own skill sets to help them cope with and address their dependence on alcohol and/or opioids. It usually takes approximately 16 sessions to complete the program modules.

As part of the peer support and CBT program, peer support specialists/counselors focus on bringing family and friends into the recovery process. This provides emotional support for patients and allows them to understand that they have people that care for them and want them to remain sober. The peer support portion of the program typically lasts for 12 months.

Marketing Strategy

We have and will continue to use a variety of advertising and marketing channels to increase our exposure and awareness to prospective patients about our BioCorRxÒ Recovery Program. In addition to word of mouth from patients, we are focusing advertising and public relations on the radio, television and digital.

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

Intellectual Property/Licensing Rights

On June 30, 2015, we acquired the complete rights, title and interest in the Naltrexone Implant Formulation used specifically in the BioCorRx Recovery Program for an aggregate purchase price of $1,132,000 comprised of an obligation to pay $1,000,000 over 14 months starting October 1, 2015 and 3,000,000 of the Company’s common stock at the market value of $0.044 per share as of the date of the agreement.

The BioCorRx CBT program/modules used in the BioCorRx Recovery Program are protected by copyright.

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

On July 28, 2016, the Company and Therakine, Ltd., an Irish private company limited by shares (“Therakine”), entered into a Development, Commercialization and License Agreement (the “Agreement”). Therakine has know-how and patents related to sustained release drug delivery technology (the “Technology”). Pursuant to the Agreement, Therakine granted the Company an exclusive license to utilize the Technology in developing injectable naltrexone products to treat patients suffering addiction to opioids, methamphetamines, cocaine, or alcohol. The Company is permitted to sell on a worldwide basis the products that utilize the Technology. The Agreement expires when the Company’s last valid claim to Therakine’s patents expires. Upon expiration of the Agreement, the licenses granted will become irrevocable and fully paid up.

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of December 31, 2017, the Company has paid an aggregate of $250,000 of which $75,000 is held in escrow until certain drug levels are met.

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company’s majority owned subsidiary.

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

On December 10, 2015. The Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the BioCorRx Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”).

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity.

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

Item 3 – Legal Proceedings

On March 9, 2016, Jorge Andrade (former Company’s Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. Subsequently, on March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $160,000 shall be paid in twelve (12) monthly payments of $15,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of December 31, 2017, the outstanding balance due was $15,000.

On March 7, 2016, Jeffery D. Segal, A Professional Corporation (“Segal”) filed a complaint against the Company alleging failure to pay for legal services rendered in aggregate of $59,174 with the Superior Court of the State of California, County of Los Angeles.

In March 2017, the Company entered into a settlement agreement to pay Segal and did pay $65,000 in full settlement in fiscal year 2017. The Company had accrued the $65,000 for the year ended December 31, 2016.

With the exception of the foregoing, the Company is not involved in any disputes and does not have any litigation matters pending. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our common stock, in which an adverse decision could have a material adverse effect.

Item 4 – Mine Safety Disclosures

Not applicable.

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

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2017	0.1750	0.0426
September 30, 2017	0.1160	0.0600
June 30, 2017	0.3400	0.1000
March 31, 2017	0.1505	0.0260
December 31, 2016	0.0450	0.0100
September 30, 2016	0.0749	0.0200
June 30, 2016	0.0320	0.0150
March 31, 2016	0.0330	0.0150

As of April 2, 2018, 246,611,285 shares of our common stock were issued and outstanding.

Holders

As of April 2, 2018, there were approximately 238 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan, the BioCorRx, Inc. 2014 Stock Option Plan (the “Plan”). The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	20,000,000	0.10	5,000,000
Equity compensation plans not approved by security holders	27,885,000	0.04	-
Total	47,885,000	0.04	5,000,000

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

Incentive Stock Options

The Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the “Incentive Stock Options”). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of our common shares, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC.

Rule 10B-18 Transactions

During the fiscal year ended September 30, 2017, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

In September 2017, we issued an aggregate of 550,000 shares of its common stock for services rendered valued at $47,245 based on the underlying market value of the common stock at the date of issuance.

In October 2017, we issued 50,000 shares of its common stock for services rendered valued at $5,005 based on the underlying market value of the common stock at the date of issuance.

In November 2017, we issued 50,000 shares of its common stock for services rendered valued at $4,450 based on the underlying market value of the common stock at the date of issuance.

In December 2017, we issued 800,000 shares of its common stock for services rendered valued at $132,720 based on the underlying market value of the common stock at the date of issuance.

Item 6 – Selected Financial Data

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Business Overview

We are an addiction healthcare solutions company and developer of the BioCorRx® Recovery Program and BICX101 and BICX102 headquartered in Anaheim, California. We were established in January 2010 and currently operating in Anaheim, California. The Company’s current treatment program is called the BioCorRx® Recovery Program and it is also developing a new injectable naltrexone product called BICX101 and an implantable naltrexone implant called BICX102 for the treatment of alcohol and opioid addiction under our subsidiary, BioCorRx Pharmaceuticals. On January 7, 2014 we changed our name to BioCorRx® Inc. to take advantage of unique branding of our BioCorRx® Recovery Program and to look to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Alcoholism Rehabilitation Hospital.

The BioCorRx Recovery Program is an addiction treatment protocol comprised of multiple parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the medication, Naltrexone (implanted under the skin) (the “Implant”) which can reduce alcohol and opioid cravings over a period of several months; and (2) proprietary cognitive behavioral therapy (CBT) program developed by BioCorRx Inc. (the “Counseling Program”) coupled with overlapping peer support and patient tracking.

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

BioCorRx does not condition its license to health care providers accessing the implant on their making available the CBT Program to the providers’ patients although BioCorRx certainly encourages that providers do so.

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has continued to expand its operations in 2017 through distribution opportunities of its BioCorRx Recovery Program. There are over 30 licensed providers throughout the United States that offer the BioCorRx Recovery Program. The company’s current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	2017	2016
Revenues	$657,271	$701,772
Total Operating Expenses	(3,548,185)	(2,883,793)
Gain on settlement	296,592	-
Net Interest Expense	(11,148,525)	(1,048,013)
Loss on change in derivative liability	(15,962,822)	(2,673,948)
Income taxes	-	-
Net Loss	$(29,705,669)	$(5,903,982)

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Revenues

Revenues for the year ended December 31, 2017 were $657,271 compared with $701,772 for the year ended December 31, 2016, reflecting a decrease of 6%. The decrease in revenue is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 and 2016 were $3,548,185 and $2,883,793, reflecting an increase of 23%. Cost of implants and other direct costs for the year ended December 31, 2017 were $323,608 compared with $175,430 for the year ended December 31, 2016, reflecting an increase of 84%. Cost of implants and other direct costs increased as a percentage of sales (from 16% to 24%) because of the new variation of the licensing and distribution revenue model.

In comparing our selling, general and administrative expenses for the year ended December 31, 2016 to December 31, 2017, consulting fees increased from $768,007 to $981,723, accounting and legal fees decreased from $363,086 to $243,627, advertising decreased from $223,728 to $134,217, and rent increased from $40,736 to $41,533. In addition, we incurred $830,788 as stock based compensation in 2017 compared to $582,348 in 2016 and loss on termination of licensing agreement of $132,804 in 2016.

Interest Expenses

Net interest expense for the year ended December 31, 2017 and 2016 were $11,148,525 and $1,048,013, respectively, reflecting additional costs incurred from our 2017 borrowings. In addition, non-cash debt discount amortization and other non-cash interest relating to our convertible debt was $10,824,298 and $749,514 for the years ended December 31, 2017 and 2016, respectively

Loss on derivative liabilities

We have issued convertible debt and certain warrants with certain anti-dilutive provisions requiring us to record and adjust to fair value at each reporting period. As such for the years ended December 31, 2017 and 2016, we recorded a loss on change in fair value of derivatives of $15,962,822 and $2,673,948, respectively.

Net Loss

For the year ended December 31, 2017, the Company experienced a loss of $29,705,669 compared with a net loss of $5,903,982 for the year ended December 31, 2016. We experienced an increase in net loss primarily from larger non-cash interest costs, losses on derivative liabilities and stock based compensation.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of approximately $11,342. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2017	2016
Net cash (used in) provided by operating activities	$(2,540,395)	$(1,949,400)
Net cash used in investing activities	(2,970)	(328,241)
Net cash provided by financing activities	2,412,252	2,200,036
Net (decrease) increase in cash	(131,113)	(127,065)
Cash, beginning of period	142,455	220,060
Cash, end of period	$11,342	$142,455

We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2017, the company has continued to expand its operations through distribution agreements with independently owned clinics, we believe that the current distribution business model will create a steady revenue stream by which sufficient cash flows can be maintained while the Company continues its growth and expansion.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue, our operations.

Net Cash Flow From Operating Activities

Net Cash used in operating activities increased by $590,995 for the year ended December 31, 2017 compared to 2016 primarily due to the Company’s ability to decrease its cash flow from earned revenue that is directly attributable to licensing and distribution agreements.

Net Cash Flow From Investing Activities

Net cash used in investing activities decreased by $325,271 for the year ended December 31, 2017 compared to 2016 primarily due payments for intellectual property, purchase of equipment and payment of lease deposit in 2016.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $212,216 for the year ended December 31, 2017 compared to 2016 due to additional borrowings of $1,660,000 and stock sales of $940,000, net with repayments of notes payable of $187,748 as compared to borrowings of $2,664,448 and stock sales of $100,000, net with repayments of notes payable of $564,412 in 2016.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2017, the Company had cash of $11,342, a working capital deficit of $1,583,971 and an accumulated deficit of $48,840,534. The Company used net cash in operating activities of $2,540,395. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and 2016, we did not have any derivative instruments that were designated as hedges.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

Our financial statements are contained in pages F-1 through F-33, which appear at the end of this Form 10-K Annual Report.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2017, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(iii) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 for the reasons discussed above.

This annual report does not include an attestation report by Liggett & Webb P.A., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B – Other Information

None.

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of April 2, 2018 are set forth below:

Name	Age	Positions
Brady Granier, President and CEO since June 10, 2016;	45	President, Chief Executive Officer and Director
Lourdes Felix, Chief Financial Officer since October 1, 2012;	50	Chief Financial Officer, Chief Operating Officer and Director
Kent Emry, Director	49	Director

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

Kent Emry, Director

Mr. Kent Emry served as the Chief Executive Officer of BioCorRx® Inc. from September 13, 2013 to November 14, 2014. For twelve years, Mr. Emry has been involved in the healthcare industry. Mr. Emry has specialized in identifying and securing financing for the acquisition of troubled skilled nursing and rehabilitation facilities. Mr. Emry was able to re-structure these facilities both on a clinical and financial level resulting in a profitable facility. Mr. Emry has vast knowledge of operational systems and creation and development of policies and procedures has been key in the healthcare industry. Mr. Emry has extensive experience in contract negotiations with public, private, federal and state healthcare reimbursement entities including HMOs, Medicare, Medicaid, VA and Military contracting and billing. Mr. Emry’s focuses on the acquisition and restructuring of troubled healthcare facilities, Mr. Emry owned and operated a marketing company which focused on the healthcare industry. He developed creative and concise marketing strategies. Mr. Emry’s campaigns and tactics improved corporate revenues and profits by increasing their number of patients and controlling expenses. Mr. Emry served in a number of industries outside of healthcare as well, including food processing and brokerage, construction, development, sales, marketing and property management. He has been a Director of BioCorRx® Inc. since September 13, 2013.

He has been a Director of BioCorRx® Inc. since September 13, 2013. Mr. Emry has the ability to quickly identify operational and structural inefficiencies and replace them with systems and policies that enhance productivity and growth resulting in a more profitable business. Mr. Emry has a Bachelor’s degree in Healthcare Administration from Oregon State University.

Employment Agreements

Lourdes Felix, Chief Financial Officer and Chief Operating Officer and Brady Granier, President and Chief Executive Officer of the Company, entered into Executive Service Agreements with the Company on June 17, 2016 (the “Executive Agreements”).

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

Item 11 – Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2017 and 2016 (collectively, the “Named Executive Officers”)

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)		Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)

Brady Granier, President, CEO and	2017	251,981	0	0	0		0	0	0	251,981
Director since June 10, 2016	2016	175,000	0	0	201,812	(1)	0	0	0	376,812

Lourdes Felix, CFO, COO and Director	2017	263,965	0	0	0		0	0	0	263,965
since October 1, 2012	2016	166,756	0	0	213,236	(2)	0	0	0	379,992

__________________

(1)	On June 17, 2016, the Company granted 10,600,000 options to Mr. Brady Granier exercisable at $0.0201 per share for ten years, vesting ratably over 24 months.
(2)	On June 17, 2016, the Company granted 11,200,000 options to Ms. Lourdes Felix exercisable at $0.0201 per share for ten years, vesting ratably over 24 months.

Option/SAR Grants in Fiscal Year Ended December 31, 2017

None

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2017.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	31,800,000	7.97	$0.05	26,350,000	$0.05

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

 Director Compensation

We have not compensated our Directors during fiscal 2017 except as described under officers as described in above.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of April 2, 2018, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 575, Anaheim, California 92806.

and Address of Owner	Common Stock Owned Beneficially	Percent of Class	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Securities (1)	Percentage of Voting Equity

Five Percent Stockholders:

Named Executive Officers and Directors
Brady J Granier (2)	21,696,900	8.3	10,000 (10 million votes)	12.5	40,000 (80 million votes)	25	97,421,900	15.1
Lourdes Felix (3)	17,300,000	6.6	10,000 (10 million votes)	12.5	40,000 (80 million votes)	25	92,500,000	14.3
Kent Emry (4)	7,042,000	2.9	10,000 (10 million votes)	12.5	40,000 (80 million votes)	25	97,042,000	15.0
Thomas P Welch (5)	15,844,939	6.1	10,000 (10 million votes)	12.5	40,000 (80 million votes)	25	92,584,939	14.3
Total	61,923,839	21.4	40,000 (40 million votes)	50	160,000 (320 million votes)	100	379,548,839	58.7

____________

(1) (2)

The figures in this column do not include options or warrants owned.

This figure consists of: (i) 7,421,900 shares of common stock held of record; (ii) 5,000,000 Stock Options to purchase 5,000,000 fully vested shares of our common stock at an exercise price of $0.10 per share expiring on November 17, 2024; and (iii) 10,600,000 Stock Options to purchase 9,275,000 fully vested and exercisable shares of our common stock at an exercise price of $0.02 per share expiring on June 17, 2026.

(3)

This figure consists of: (i) 2,500,000 shares of common stock held of record; and (ii) 5,000,000 Stock Options to purchase 5,000,000 fully vested shares of our common stock at an exercise price of $0.10 per share expiring on November 17, 2024; and (iii) 11,200,000 Stock Options to purchase 9,800,000 fully vested and exercisable shares of our common stock at an exercise price of $0.02 per share expiring on June 17, 2026.

(4)	This figure consists of 7,042,000 shares of common stock held of record.

(5)

This figure consists of: (i) 2,584,939 shares of common stock held of record; and (ii) 3,500,000 Stock Options to purchase 3,500,000 fully vested shares of our common stock at an exercise price of $0.045 per share expiring on July 20, 2025; and (iii) 11,200,000 Stock Options to purchase 9,800,000 fully vested and exercisable shares of our common stock at an exercise price of $0.02 per share expiring on June 17, 2026.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13 – Certain Relationships and Related Transactions and Director Independence.

Since January 1, 2017, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

•	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

As of December 31, 2016, we have received an advance from Jorge Andrade, ex-CEO, Neil Muller, ex-President and Kent Emry, past President as loans from related parties. The loans are payable on demand and without interest.

	2017	2016
Jorge Andrade	$-	$-
Neil Muller	-	10,000
Kent Emry	-	16,500
	$-	$26,500

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the year ended December 31, 2017 and 2016, the Company incurred $-0-, as consulting fees and expense reimbursements. As of December 31, 2017 and 2016, there was an unpaid balance of $32,318 and $64,638, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2017 and 2016, the Company incurred $204,001 and $166,756, respectively, as consulting fees. As of December 31, 2017 and 2016, there was an unpaid balance of $14,900 and $91,465, respectively.

On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $160,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

The Company had an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the years ended December 31, 2017 and 2016, the Company incurred $175,000 and $30,727, respectively, as consulting fees. As of December 31, 2017 and 2016, there was an unpaid balance of $-0- and $64,481, respectively. Beginning in 2017, Mr. Granier preformed services under Soupface LLC (see below).

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company’s President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and an auto allowance.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the years ended December 31, 2017 and 2016 the Company incurred $203,125 and $175,000, respectively, as consulting fees. As of December 31, 2017 and 2016, there was an unpaid balance of $14,900 and $-0-, respectively.

On June 17, 2016, the Company entered into an executive service contract with Tom Welch as the Company’s Vice President of Operations. The agreement is an at will agreement and provides for a base salary of $140,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 24.2% ownership to Brady Granier, Lourdes Felix, Tom Welch and Kent Emry, current or former executives and officers of the Company, with the Company retaining 75.8%. As of December 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

Item 14 – Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2017 and 2016, including review of our interim financial statements were $57,000 and $57,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for audit related fees during the fiscal years ended December 31, 2017 and 2016, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for tax and fees during the fiscal years ended December 31, 2017 and 2016.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

 Item 15 – Exhibits

The following exhibits are included herein or incorporated by reference:

Exhibit No.	Description
2.1

Share Exchange Agreement, dated October 31, 2011, by and among the Company, the Company’s former principal stockholder, FSP and the former principal shareholders of FSP. (incorporated herein by reference to the Company’s Form 8K/A filed on November 4, 2011)

3.1	Articles of Incorporation. (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on September 9, 2008)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on September 9, 2008).
3.2	Certificate of Amendment to Articles of Incorporation. (incorporated herein by reference to the Company’s Form 8-K filed on February 20, 2014)
3.3	Certificate of Amendment to Articles of Incorporation, dated July 5, 2016 (incorporated by reference to Form 8-K filed on July 6, 2016)
3.3	By Laws (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on September 9, 2008)
3.4	Amendments to the Company’s Bylaws, dated May 13, 2016 (incorporated by reference to Form 8-K filed on May 20, 2016)
4.1	Certificate of Designation (incorporated herein by reference to the Company’s Form 8-K filed on November 30, 2016)
5.0	Registration Statement Pursuant to 2013 Stock Option Plan (incorporated herein by reference to the Company’s Form S-8 filed on January 10, 2014)
5.0	Registration Statement Pursuant to 2014 Stock Option Plan (incorporated herein by reference to the Company’s Form S-8 filed on November 19, 2014
10.1	Termination Agreement, dated October 31, 2011, by and among the Company, FSP and Muller. incorporated herein by reference to the Company’s Form 8K/A filed on November 4, 2011)
10.2	Agreement for Service, dated June 1, 2011, by and between FSP and Start Fresh Alcohol Recovery Clinic, Inc. (7)
10.3	License Agreement, dated September 7, 2010, by and between FSP and Trinity Rx Solutions, LLC. (2)
10.4	Asher Note Payable dated December 11, 2012, incorporated herein (7)
10.5	Distribution agreement, dated January 26, 2015 (incorporated by reference to Form 8-K filed on January 29, 2015)
10.6	JMJ Convertible Promissory Note, dated February 4, 2015 (incorporated by reference to Form 8-K filed on February 5, 2015)
10.7	Letter of Intent, dated February 24, 2015 (incorporated by reference to Form 8-K filed on March 13, 2015)
10.8	Supply and Distribution Agreement, dated March 10, 2015 (incorporated by reference to Form 8-K filed on March 13, 2015)
10.9	Amendment to Letter of Understanding, dated March 12, 2015 (incorporated by reference to Form 8-K filed on March 18, 2015)
10.10	Sales Agency Agreement, dated March 20, 2015 (incorporated by reference to Form 8-K filed on March 24, 2015)
10.11	Investment Agreement, dated June 25, 2015 (incorporated by reference to Form 8-K filed on July 1, 2015)
10.12	Termination of Sublicense Agreement, dated June 30, 2015 (incorporated by reference to Form 8-K filed on July 2, 2015)
10.13	Asset Purchase Agreement, dated June 30, 2015 (incorporated by reference to Form 8-K filed on July 7, 2015)
10.14	Resignation and appointment of officers, dated August 13, 2015 (incorporated by reference to Form 8-K filed on August 18, 2015)

10.15	Supply and Distribution Agreement, dated August 14, 2015 (incorporated by reference to Form 8-K filed on August 27, 2015)
10.16	Supply and Distribution Agreements, dated August 26, 2015 and August 27, 2015 (incorporated by reference to Form 8-K filed on September 3, 2015)
10.17	Supply and Distribution Agreements, dated September 2, 2015 and August 28, 2015 (incorporated by reference to Form 8-K filed on September 9, 2015)
10.18	Supply and Distribution Agreement, dated September 22, 2015 (incorporated by reference to Form 8-K filed on September 29, 2015)
10.19	Securities Purchase Agreement with S. George Investments, dated October 1, 2015 (incorporated by reference to Form 8-K filed on October 13, 2015)
10.20	Supply and Distribution Agreement, dated October 21, 2015 (incorporated by reference to Form 8-K filed on October 26, 2015)
10.21	Supply and Distribution Agreement, dated December 1, 2015 (incorporated by reference to Form 8-K filed on December 7, 2015)
10.22	Royalty Agreement, dated December 10, 2015 (incorporated by reference to Form 8-K filed on December 17, 2015)
10.23	Supply and Distribution Agreement, dated December 15, 2015 (incorporated by reference to Form 8-K filed on December 21, 2015)
10.24	Supply and Distribution Agreement, dated December 28, 2015 (incorporated by reference to Form 8-K filed on December 30, 2015)
10.25	Supply and Distribution Agreement, dated January 4, 2016 (incorporated by reference to Form 8-K filed on January 7, 2016)
10.26	Supply and Distribution Agreement, dated January 8, 2016 (incorporated by reference to Form 8-K filed on January 12, 2016)
10.27	Supply and Distribution Agreement, dated January 21, 2016 (incorporated by reference to Form 8-K filed on January 26, 2016)
10.28	Asset Purchase Agreement, dated January 26, 2016 (incorporated by reference to Form 8-K filed on January 29, 2016)
10.29	Convertible Promissory Note, dated February 1, 2016 (incorporated by reference to Form 8-K filed on February 10, 2016)
10.30	Supply and Distribution Agreement, dated February 9, 2016 (incorporated by reference to Form 8-K filed on February 16, 2016)
10.31	Supply and Distribution Agreement, dated February 12, 2016 (incorporated by reference to Form 8-K filed on February 18, 2016)
10.32	Secured Promissory Note, dated March 15, 2016 (incorporated by reference to Form 8-K filed on March 18, 2016)
10.33	Termination of Asset Purchase Agreement, dated April 15, 2016 (incorporated by reference to Form 8-K filed on April 18, 2016)
10.34	Amendments to the Company’s Bylaws, dated May 13, 2016 (incorporated by reference to Form 8-K filed on May 20, 2016)
10.35	Senior Convertible Note, resignation of President, dated June 14, 2016 and June 17, 2016 (incorporated by reference to Form 8-K filed on June 21, 2016)
10.36	Certificate of Amendment to Articles of Incorporation, dated July 5, 2016 (incorporated by reference to Form 8-K filed on July 6, 2016)
10.37	Development, Commercialization and License Agreement, dated July 28, 2016 (incorporated by reference to Form 8-K filed on August 3, 2016)
10.38	Convertible Promissory Notes, dated October 21, 2016 (incorporated by reference to Form 8-K filed on October 27, 2016)
10.39	Certificate of Designation, dated November 23, 2016 (incorporated by reference to Form 8-K filed on November 30, 2016)
10.40	Subscription Agreement, dated December 22, 2016 (incorporated by reference to Form 8-K filed on January 6, 2017)
10.41	Subscription Agreements, dated from February 13, 2017 through March 6, 2017 (incorporated by reference to Form 8-K filed on March 9, 2017)
10.42	Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note (incorporated by reference to Form 8-K filed on July 6, 2017)
10.43	Distributor Agreement, dated December 8, 2017 by and between the Company and CERECARE (incorporated by reference to Form 8-K filed on December 14, 2017)
10.44	Form of Subscription Agreement (incorporated by reference to Form 8-K filed on January 23, 2018)
10.45	Form of Promissory Note, dated January 26, 2018 (incorporated by reference to Form 8-K filed on February 1, 2018)
10.46	Investment Agreement by and between the Company and Northbridge Financial Inc., dated February 9, 2018 (incorporated by reference to Form 8-K filed on February 20, 2018)
10.47	Registration Rights Agreement by and between the Company and Northbridge Financial Inc., dated February 9, 2018 (incorporated by reference to Form 8-K filed on February 20, 2018)

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

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
99.1	2012 Employee Stock Option Plan (incorporated herein by reference to the Company’s Form S-8 filed on December 18, 2012)
99.1	2013 Employee Stock Option Plan (incorporated herein by reference to the Company’s Form S-8 filed on January 10, 2014)
99.1	2014 Employee Stock Option Plan (incorporated herein by reference to the Company’s Form S-8 filed on November 19,2014.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

_______________

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx Inc.

Date: April 5, 2018	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer (Principal Executive Officer)

Date: April 5, 2018	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer, Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kent Emry	Director	April 5, 2018
Kent Emry

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCORRX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BioCorRx Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCorRx, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2014.

New York, NY

April 5, 2018

BIOCORRX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash	$11,342	$92,455
Accounts receivable, net	29,950	-
Prepaid expenses	13,210	8,400
Total current assets	54,502	100,855

Property and equipment, net	19,012	22,164

Other assets:
Restricted cash	-	50,000
Intellectual property, net	251,963	279,729
Deposits, long term	13,422	17,634
Total other assets	265,385	347,363

Total assets	$338,899	$470,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $62,241 and $195,584, respectively	$1,199,536	$937,938
Deferred revenue, short term	237,347	432,836
Settlement payable	15,000	315,000
Convertible notes payable, short term, net of debt discount	-	87,033
Notes payable, net of debt discount, short term portion	-	172,748
Notes payable, net of debt discount, related party	186,590	210,761
Derivative liability	-	294,807
Total current liabilities	1,638,473	2,451,123

Long term debt:
Deferred revenue, long term	401,346	613,428
Convertible notes payable, long term, net of debt discount	2,016,041	688,783
Warrant liability	175,975	26,903
Derivative liability	-	4,820,473
Total long term debt	2,593,362	6,149,587

Total liabilities	4,231,835	8,600,710

Commitments and contingencies (See Note 18)	-	-

Stockholders’ deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of December 31, 2017 and 2016
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2017 and 2016	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of December 31, 2017 and 2016	5,616	5,616
Common stock, $0.001 par value; 525,000,000 shares authorized, 244,086,285 and 181,804,501 shares issued and outstanding as of December 31, 2017 and 2016, respectively	244,086	181,805
Common stock subscribed	100,000	100,000
Additional paid in capital	44,581,896	10,701,116
Accumulated deficit	(48,840,534)	(19,134,865)
Total stockholders’ deficit	(3,892,936)	(8,130,328)

Total liabilities and stockholders’ deficit	$338,899	$470,382

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
Revenues, net	$657,271	$701,772

Operating expenses:
Cost of implants and other costs	323,608	175,430
Research and development	450,722	-
Selling, general and administrative	2,739,967	2,545,311
Termination of licensing agreement	-	132,804
Depreciation and amortization	33,888	30,248
Total operating expenses	3,548,185	2,883,793

Loss from operations	(2,890,914)	(2,182,021)

Other income (expenses):
Gain on settlement of debt	296,592	-
Interest expense, net	(11,148,525)	(1,048,013)
Loss on change in fair value of derivative liability	(15,962,822)	(2,673,948)
Total other income (expenses)	(26,814,755)	(3,721,961)

Loss before income taxes	(29,705,669)	(5,903,982)

Income taxes	-	-

Net Loss	$(29,705,669)	$(5,903,982)

Net loss per common share, basic and diluted	$(0.13)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	232,678,553	170,245,976

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2017

			Series B				Common	Additional
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, December 31, 2015	80,000	$16,000	-	$-	164,144,501	$164,145	$100,000	$9,667,934	$(13,230,883)	$(3,282,804)
Common stock issued for services rendered	-	-	-	-	8,560,000	8,560	-	314,501	-	323,061
Series B preferred stock issued for services rendered	-	-	160,000	5,616	-	-	-	-	-	5,616
Common stock issued in settlement of related party accounts payable	-	-		-	3,000,000	3,000	-	77,433	-	80,433
Common stock issued in connection with convertible debt	-	-		-	800,000	800	-	29,200	-	30,000
Common stock issued in consideration of loan extension	-	-	-	-	300,000	300	-	17,670	-	17,970
Sale of common stock	-	-	-	-	5,000,000	5,000	-	95,000	-	100,000
Reclassify fair value of debt derivative at payoff of note payable	-	-	-	-	-	-	-	262,271	-	262,271
Change in fair value of modifications of options	-	-		-	-	-	-	53,858	-	53,858
Fair value of vested options	-	-	-	-	-	-	-	183,249	-	183,249
Net loss	-	-	-	-	-	-	-	-	(5,903,982)	(5,903,982)
Balance, December 31, 2016	80,000	$16,000	160,000	$5,616	181,804,501	$181,805	$100,000	$10,701,116	$(19,134,865)	$(8,130,328)

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2017

			Series B				Common	Additional
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, December 31, 2016	80,000	$16,000	160,000	$5,616	181,804,501	$181,805	$100,000	$10,701,116	$(19,134,865)	$(8,130,328)
Common stock issued for services rendered	-	-	-	-	4,953,118	4,953	-	426,375	-	431,328
Common stock issued in settlement of convertible debt	-	-	-	-	13,662,000	13,662	-	1,352,538	-	1,366,200
Sale of common stock	-	-	-	-	43,666,666	43,666	-	896,334	-	940,000
Common stock issuable for services rendered	-	-	-	-	-	-	-	80,000	-	80,000
Reclassify fair value of debt derivative at modification of note payable	-	-	-	-	-	-	-	30,806,073	-	30,806,073
Fair value of vested options	-	-	-	-	-	-	-	319,460	-	319,460
Net loss	-	-	-	-	-	-	-	-	(29,705,669)	(29,705,669)
Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	244,086,285	$244,086	$100,000	$44,581,896	$(48,840,534)	$(3,892,936)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,705,669)	$(5,903,982)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	33,888	30,248
Bad debt expense	25,750	59,750
Termination of licensing agreement	-	132,804
Non cash interest	9,363,244	66,874
Amortization of debt discount	1,461,054	748,840
Common stock issued in connection with loan extension	-	17,970
Stock based compensation	830,788	582,348
Gain on settlement of debt	(296,592)	-
Change in fair value of option modifications	-	53,858
Change in fair value of derivative liabilities	15,962,822	2,673,948
Changes in operating assets and liabilities:
Accounts receivable	(55,700)	(32,000)
Prepaid expenses and other current assets	(4,810)	(5,996)
Security deposit	4,212	(12,300)
Accounts payable and accrued expenses	548,189	(42,740)
Settlement payable	(300,000)	65,000
Deferred revenue	(407,571)	(434,022)
Net cash used in operating activities	(2,540,395)	(1,999,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,970)	(22,594)
Payment for intellectual property	-	(305,647)
Net cash used in investing activities	(2,970)	(328,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	940,000	100,000
Proceeds from convertible notes payable	1,660,000	2,714,448
Repayments of notes payable	(187,748)	(564,412)
Net cash provided by financing activities	2,412,252	2,250,036

Net decrease in cash and restricted cash	(131,113)	(77,605)
Cash and restricted cash, beginning of the year	142,455	220,060

Cash and restricted cash, end of year	$11,342	$142,455

Supplemental disclosures of cash flow information:
Interest paid	$10,507	$106,333
Taxes paid	$-	$-

Non cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$-	$262,271
Common stock issued in settlement of related party accounts payable	$-	$80,433
Common stock issued in connection with issuance of convertible notes payable	$-	$30,000
Reclassify fair value of debt derivative at note modification	$30,806,073	$-
Common stock issued in settlement of convertible notes payable	$220,000	$-

See the accompanying notes to the consolidated financial statements

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – BUSINESS

BioCorRx Inc., through its subsidiaries, provides an innovative alcoholism and opioid addiction treatment program called the BioCorRx® Recovery Program, as well as research and development of related products BICX101 and BICX102 that can empower patients to succeed in their overall recovery. We offer a unique treatment philosophy that combines medical intervention and a proprietary cognitive behavioral therapy (CBT) program (plus peer support program) specifically tailored for the treatment of alcoholism and other substance abuse addictions for those receiving long-term naltrexone treatment. We are also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing an injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration.

On January 7, 2014, the Company changed its name from Fresh Start Private Management, Inc. to BioCorRx Inc. In addition, effective February 20, 2014, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from CEYY to BICX.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. As of December 31, 2017, there were certain licensing rights with a carrying value of $250,000 and no significant liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At December 31, 2017 and 2016, the Company did not have deposits in excess of the FDIC limit.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $105,000 and $79,250 as of December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and December 31, 2016. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 10 and 12 for derivative liabilities and Footnote 13 and 14 for stock based compensation and other equity instruments.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Restricted Cash

The Company is required to maintain in its bank accounts at all times no less than 10% of the outstanding principle of its convertible debt issued June 10, 2016. The amount held may be reduced upon noteholder approval. The cash held must be unrestricted and not subject to any liens. As of December 31, 2016, the Company’s restricted cash balance of $50,000 was classified as other assets in the accompanying balance sheet. As of December 31, 2017, noteholder waived the deposit requirements.

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

Net (loss) Per Share

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of December 31, 2017 and 2016, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the year ended December 31, 2017 and 2016, as they would be anti-dilutive:

	2017	2016
Shares underlying options outstanding	47,885,000	47,850,000
Shares underlying warrants outstanding	2,430,000	2,630,000
Shares underlying convertible notes outstanding	131,250,000	199,706,315
	181,565,000	250,186,315

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $134,217 and $223,728 as advertising costs for the year ended December 31, 2017 and 2016, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $450,722 and $0 for the year ended December 31, 2017 and 2016, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2017 and 2016, the Company had outstanding convertible notes and/or warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions (See Note 10 and Note 12).

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

As of December 31, 2017, there were 47,885,000 stock options outstanding, of which 39,635,000 were vested and exercisable. As of December 31, 2016, there were 47,850,000 stock options outstanding, of which 23,100,000 were vested and exercisable.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company has determined that the impact of adoption of this standard on its consolidated financial statements will be minimal.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has determined that the impact of adoption of this standard on its consolidated financial statements will be minimal.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

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

On January 1, 2018, the Company adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $175,975.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our consolidated financial statements. The effect of the adoption of ASU 2016-18 on our consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the consolidated statements of cash flows.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2017, the Company had cash of $11,342 and working capital deficit of $1,583,971. During the year ended December 31, 2017, the Company used net cash in operating activities of $2,540,395. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2017, the Company raised $1,660,000 in cash proceeds from the issuance of convertible notes payable and $940,000 proceeds from the sale of common stock. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

The Company’s primary source of operating funds since inception has been from proceeds from private placements of convertible and other debt and the sale of common stock. The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2017 and 2016:

	2017	2016
Office equipment	$34,234	$34,234
Computer equipment	5,544	2,574
	39,778	36,808
Less accumulated depreciation	(20,766)	(14,644)
	$19,012	$22,164

Depreciation expense charged to operations amounted to $6,122 and $4,330 for the year ended December 31, 2017 and 2016, respectively.

NOTE 5 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On June 30, 2015, the Company acquired the complete rights, title and interest in the Naltrexone Implant Formulation used specifically in the BioCorRx Recovery Program for an aggregate purchase price of $1,132,000 comprised of an obligation to pay $1,000,000 over 14 months starting October 1, 2015 and 3,000,000 of the Company’s common stock at the market value of $0.044 per share as of the date of the agreement. The Company estimated a useful life of 10 years.

On March 31, 2016, the parties agreed to terminate the above described acquisition and to cancel any and all obligations assumed under the agreement. In connection with the cancellation, the Company recorded a loss on termination of licensing agreement of $132,804.

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. Amortization charged to operations amounted to $27,767 and $25,918, as of December 31, 2017 and 2016, respectively.

On July 28, 2016, the Company and Therakine, Ltd., an Irish private company limited by shares (“Therakine”), entered into a Development, Commercialization and License Agreement (the “Agreement”). Therakine has know-how and patents related to sustained release drug delivery technology (the “Technology”). Pursuant to the Agreement, Therakine granted the Company an exclusive license to utilize the Technology in developing injectable naltrexone products to treat patients suffering addiction to opioids, methamphetamines, cocaine, or alcohol. The Company is permitted to sell on a worldwide basis the products that utilize the Technology. The Agreement expires when the Company’s last valid claim to Therakine’s patents expires. Upon expiration of the Agreement, the licenses granted will become irrevocable and fully paid up.

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of December 31, 2017 and 2016, the Company has paid an aggregate of $250,000 of which $75,000 was held in escrow until certain drug levels are met at December 31, 2017.

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Amortization expense charged to operations amounted to $27,767 and $25,918 for the year ended December 31, 2017 and 2016, respectively.

Estimated future amortization expense as of December 31, 2017 is as follows:

2018	$18,630
2019	16,667
2020	16,667
2021	16,667
2022 and thereafter	183,332
Total	$251,963

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

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee. The remaining unamortized aggregate balance of deferred revenue as of December 31, 2017 and 2016 was $638,693 and $1,046,264, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Amounts payable	$714,823	$768,345
Interest payable on notes payable	483,075	168,785
Deferred rent	1,638	808
	$1,199,536	$937,938

During the year ended December 31, 2017, the Company settled old outstanding debt with vendors recognizing a $296,592 gain on settlement of debt.

NOTE 8 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company’s Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. On March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of December 31, 2017 and 2016, the outstanding balance due was $15,000 and $250,000, respectively.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On March 7, 2016, Jeffery D. Segal, A Professional Corporation (“Segal”) filed a complaint against the Company alleging failure to pay for legal services rendered in aggregate of $59,174 with the Superior Court of the State of California, County of Los Angeles.

In March 2017, the Company entered into a settlement agreement to pay the plaintiff and did pay $65,000 in full settlement. The Company has accrued the $65,000 for the year ended December 31, 2016.

NOTE 9 – NOTES PAYABLE

On July 7, 2014, the Company issued unsecured promissory notes in aggregate of $545,218 in settlement of previously issued convertible debentures dated April 3, 2013 and related accrued interest. The promissory notes include monthly payments of principal and interest, at 12% per annum, of $10,658 beginning August 15, 2014 through July 15, 2016 with the remaining unpaid balance due on or before July 15, 2016. The balance as of December 31, 2016 was $172,748. During year ended December 31, 2017, the Company paid as full settlement the remaining outstanding promissory note of $172,748.

In August 15, 2016, the Company issued 300,000 shares of its common stock for loan extension till December 15, 2016 in connection with the remaining outstanding note holder. The fair value of the issued common shares of $17,970 was charged to current period interest expense.

As described in Note 5, the Company acquired the complete rights, title and interest for the Naltrexone Implant formula for an aggregate purchase price of $1,132,000 comprised, in part, of an obligation to pay $1,000,000. The obligation was payable over approximately 14 months. During the year ended December 31, 2015, the Company applied a previously paid deposit of $57,404 towards the payment on the note. The remaining unpaid balance as of December 31, 2015 was $942,596. On March 31, 2016, the parties agreed to terminate the above described acquisition and to cancel any and all obligations assumed under the agreement. In connection with the cancellation, the Company recorded a loss on termination of licensing agreement of $132,804 during the year ended December 31, 2016.

On March 15, 2016, the Company issued a secured promissory note for $360,000 due 90 days from the date of issuance. Proceeds received were $300,000, net of Original Issuance Discount (“OID”) of $60,000. The promissory note is secured by all accounts, all proceeds and all accessions for rents, profits and products. On June 10, 2016, in connection with the issuance of a secured convertible note, the outstanding balance was settled in full. During the year ended December 31, 2016, the Company amortized $60,000 of the OID to interest expense. As of December 31, 2016, the promissory note was paid in full.

NOTE 10– CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

DECEMBER 31, 2017 AND 2016

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

At the funding dates of the JMJ note tranches, the Company determined the aggregate fair value of $239,511 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 144.83% to 172.85%, (3) weighted average risk-free interest rate of 0.52% to 0.70%, (4) expected life of 2.00 years, and (5) estimated fair value of the Company’s common stock from $0.049 to $0.093 per share.

The determined fair value of the debt derivatives of $239,511 was charged as a debt discount up to the net proceeds of the note with the remainder of $134,554 charged to 2015 operations as non-cash interest expense.

In 2015, the Company paid off an aggregate of $75,000 of the outstanding notes. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $158,959 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.32% to 151.27%, (3) weighted average risk-free interest rate of 0.60% to 0.68%, (4) expected life of 1.58 to 1.67 years, and (5) estimated fair value of the Company’s common stock of $0.04 to $0.05 per share.

In 2016, the Company paid off the remaining of $35,000 of the outstanding note. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $61,113 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.16%, (3) weighted average risk-free interest rate of 0.99%, (4) expected life of 1.70 years, and (5) estimated fair value of the Company’s common stock of $0.027 per share.

St. George Investments, LLC

On October 1, 2015, the Company sold to St. George Investments, LLC a $85,000 Convertible Promissory Note. Net proceeds received were $70,500 after taking into consideration an Original Issue Discount (“OID”) of $7,500 and other fees. The maturity date is one year from the effective date of the promissory note. The lender has the right, with the consent of the Company, to lend additional two additional tranches at any time up to one year.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On October 1, 2015, the Company determined the aggregate fair value of $105,988 of embedded derivatives of the St. George Note. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 146.21%, (3) weighted average risk-free interest rate of 0.31%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0391 per share.

The determined fair value of the debt derivatives of $105,988 was charged as a debt discount up to the net proceeds of the note with the remainder of $35,488 charged to current period operations as non-cash interest expense.

At December 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $170,531. The Company recorded a gain from change in fair value of debt derivatives of $21,051 for the year ended December 31, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.92%, (3) weighted average risk-free interest rate of 0.65% to 1.06%, (4) expected life from 0.75 to 1.72 years, and (5) estimated fair value of the Company’s common stock of $0.0265 per share.

In 2016, the Company paid off the St George Note. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $112,673 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 147.99%, (3) weighted average risk-free interest rate of 0.41%, (4) expected life of 0.69 years, and (5) estimated fair value of the Company’s common stock of $0.027 per share.

Iconic Holdings, LLC

On February 1, 2016, the Company issued to Iconic Holdings, LLC a $88,000 Convertible Promissory Note. The proceeds from the Iconic note provides was up to an aggregate of $79,200 in net proceeds after taking into consideration an Original Issue Discount (“OID”) of $8,800. The maturity date is one year from the date of issuance.

The Company, at its sole discretion, has an option to repay the Iconic note within 90 days of the effective date at a rate of 110% of unpaid principal or 135% from 91-180 days of effective date. After 180 days, the note may not be prepaid without the consent of the holder.

The Note is convertible after 180 days into shares of the Company’s common stock at a conversion price equal to 60% discount to the lowest closing price of the common stock for the 10 trading days immediately prior the conversion date.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception, the Company determined the aggregate fair value of $96,170 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 150.09%, (3) weighted average risk-free interest rate of 0.47%, (4) expected life of 1.00 year, and (5) estimated fair value of the Company’s common stock of $0.0121 per share.

The determined fair value of the debt derivatives of $96,170 was charged as a debt discount up to the net proceeds of the note with the remainder of $21,722 charged to current period operations as non-cash interest expense.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In 2016, the Company paid off the Iconic Note. At the date of payoff, the Company marked to market the fair value of the debt derivatives and determined a fair value of $88,484 and transferred to equity. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164.09%, (3) weighted average risk-free interest rate of 0.48%, (4) expected life of 0.67 years, and (5) estimated fair value of the Company’s common stock of $0.0166 per share.

BICX Holding Company LLC

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due June 10, 2019 and bearing interest at 8% per annum due annually beginning June 10, 2018.

Under the terms of the note, the note holder may, at any time, convert the unpaid principal of the note, or any portion thereof, into shares of the Company’s common stock at an initial conversion price equal to 25% of the Company’s total authorized common stock, determined at $0.019 per share at the date of issuance. In addition, the note contained certain anti-dilution provisions, as defined.

The Company was required to maintain a cash balance of $50,000 of the outstanding principal amount at all times, unrestricted and lien free (as amended) until December 31, 2017.

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

The note is secured by all of assets of the Company and is ranked senior to all of the Company’s debt currently outstanding or hereafter, unless prohibited by law.

The Company had identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception of the 2017 additions, the Company determined the aggregate fair value of $11,023,244 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 167.85% to 168.32%, (3) weighted average risk-free interest rate of 1.26% to 1.37%, (4) expected life of 2.21 to 2.25 years, and (5) estimated fair value of the Company’s common stock of $0.09 to 0.1122 per share.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The determined fair value of the debt derivatives of $11,023,244 was charged as a debt discount up to the net proceeds of the note with the remainder of $9,363,244 charged to current period operations as non-cash interest expense.

At June 29, 2017, the date of the Second Amendment modifying the above described note to eliminate the anti-dilutive provision, the Company determined the aggregate fair value the embedded derivatives of $30,806,073, recognizing a gain on change in fair value of $12,217,004 and reclassifying the determined fair value at June 29, 2017 of $30,806,073 to equity. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 169.77%, (3) weighted average risk-free interest rate of 1.38%, (4) expected life of 1.95 years, and (5) estimated fair value of the Company’s common stock of $0.108 per share.

Hoppel/Vista Capital Promissory Notes payable

On October 20, 2016, the Company issued to an aggregate of $220,000 Convertible Promissory Notes. The proceeds from the notes provides was up to an aggregate of $200,000 in net proceeds after taking into consideration an Original Issue Discount (“OID”) of $20,000. The maturity date is six months from the date of issuance.

In connection with the issuance of the promissory notes, the Company issued 800,000 shares of its common stock as an inducement and is obligated to issue an additional 250,000 shares should the Company’s common stock close below $0.025 per share prior to full pay off of the notes. The fair value of the issued shares was charged as a debt discount at the time of issuance.

The Note is convertible after 180 days into shares of the Company’s common stock at a conversion price equal to 60% discount to the lowest closing price of the common stock for the 25 trading days immediately prior the conversion date.

During the year ended December 31, 2017, the Company issued an aggregate of 13,662,000 shares of its common stock in full settlement of the above described notes.

Summary:

At December 31, 2017, the Company did not have convertible notes with embedded derivatives. The charge of the amortization of debt discounts and costs for the year ended December 31, 2017 and 2016 was $1,460,225, and $686,560, respectively, which was accounted for as interest expense.

NOTE 11 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2017 and 2016, the Company received advances from Kent Emry (the former CEO of the Company), Scott Carley, and Neil Muller (the former President of the Company) as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. During the year December 31, 2017, the Company paid $15,000 on Mr. Emry’s note and Neil Muller settled $10,000 of outstanding debt. The balance outstanding as of December 31, 2017 and December 31, 2016 was $22,980 and $47,980, respectively.

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In connection with the issuance of the above described promissory note, the Company issued 950,000 (as amended) of its common stock as interest payment on March 31, 2014.

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of December 31, 2017 and 2016 was $163,610, with unamortized debt discount of $0 and $1,037, respectively.

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

At December 31, 2017, the fair value of the 1,155,000 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.88%, (3) weighted average risk-free interest rate of 1.39%, (4) expected life of 0.27 years, and (5) estimated fair value of the Company’s common stock of $0.1659 per share.

The Company recorded a loss from change in fair value of warrant liability of debt derivatives of $149,072 for the year ended December 31, 2017.

At December 31, 2017, the warrant liability valued at $175,975, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 13 – STOCKHOLDERS’ DEFICIT

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

On November 16, 2016, the Company’s Board of Directors designated 160,000 preferred shares as Series B Preferred stock, no par value. Each share of Series B Preferred shall entitle the holder to one thousand (2,000) votes and is convertible into one share of common stock and shall have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters with the Company’s common stock but is not entitled to any dividends declared.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

DECEMBER 31, 2017 AND 2016

In August 2017, the Company issued 500,000 shares of its common stock for services rendered valued at $43,000 based on the underlying market value of the common stock at the date of issuance.

In September 2017, the Company issued an aggregate of 550,000 shares of its common stock for services rendered valued at $47,245 based on the underlying market value of the common stock at the date of issuance.

In October 2017, the Company issued 50,000 shares of its common stock for services rendered valued at $5,005 based on the underlying market value of the common stock at the date of issuance.

In November 2017, the Company issued 50,000 shares of its common stock for services rendered valued at $4,450 based on the underlying market value of the common stock at the date of issuance.

In December 2017, the Company issued 800,000 shares of its common stock for services rendered valued at $132,720 based on the underlying market value of the common stock at the date of issuance.

NOTE 14 – STOCK OPTIONS AND WARRANTS

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company’s historical stock prices. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification.

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the year ended December 31, 2017 and 2016:

	2017	2016
Risk-free interest rate	1.86%	1.13%
Dividend yield	0%	0%
Stock price volatility	171.77%	163.82%
Expected life	5.00 years	5.75 years
Weighted average grant date fair value	$0.1519	$.019

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

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The following table summarizes the stock option activity for the two years ended December 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	14,850,000	$0.09	4.4	$-
Grants	33,000,000	0.02	10.0	-
Exercised	-
Canceled	-
Outstanding at December 31, 2016	47,850,000	$0.04	8.9	$326,700
Grants	35,000	0.016	5.0	-
Exercised	-
Expired	-		-	-
Outstanding at December 31, 2017	47,885,000	$0.04	7.5	$5,927,877
Exercisable at December 31, 2017	39,635,000	$0.05	7.3	$4,725,027

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.1659 as of December 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2017:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-0.025	33,035,000	9.46	24,785,000
0.0251-0.05	3,500,000	8.56	3,500,000
0.051 and up	11,350,000	7.34	11,350,000
	47,885,000	8.89	39,635,000

The stock-based compensation expense related to option grants was $319,460 and $183,249 during the year end December 31, 2017 and 2016, respectively.

As of December 31, 2017, stock-based compensation related to options of $130,892 remains unamortized and is expected to be amortized over the weighted average remaining period of 5 months.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Warrants:

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,275,000	1.52	$0.25	1,275,000	1.52
1.00	1,155,000	0.25	1.00	1,155,000	0.25
$0.61	2,430,000	0.91	$0.61	2,430,000	0.91

The following table summarizes the warrant activity for the two years ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2016	2,630,000	$0.58
Issued	-
Exercised	-
Canceled	-
Outstanding at December 31, 2016	2,630,000	$0.58
Issued	-	-
Exercised	-	-
Expired	(200,000)	0.25
Outstanding at December 31, 2017	2,430,000	$0.91

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the year ended December 31, 2017 and 2016, the Company incurred $-0-, as consulting fees and expense reimbursements. As of December 31, 2017 and 2016, there was an unpaid balance of $32,318 and $64,638, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2017 and 2016, the Company incurred $204,001 and $166,756, respectively, as consulting fees. As of December 31, 2017 and 2016, there was an unpaid balance of $14,900 and $91,465, respectively.

On June 17, 2016, the Company entered into an executive service contract with Felix Financial Enterprises LLC to provide consulting services. The agreement is an at will agreement and provides for a base salary of $160,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company had an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the years ended December 31, 2017 and 2016, the Company incurred $30,727 and $175,000, respectively, as consulting fees. As of December 31, 2017 and 2016, there was an unpaid balance of $-0- and $64,481, respectively. Beginning in 2017, Mr. Granier preformed services under Soupface LLC (see below).

On June 17, 2016, the Company entered into an executive service contract with Brady Granier as the Company’s President and Chief Executive Officer. The agreement is an at will agreement and provides for a base salary of $175,000 per year, 10,600,000 stock options, extended previously issued options and an auto allowance.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the years ended December 31, 2017 and 2016 the Company incurred $203,125 and $175,000, respectively, as consulting fees. As of December 31, 2017 and 2016, there was an unpaid balance of $14,900 and $-0-, respectively.

On June 17, 2016, the Company entered into an executive service contract with Tom Welch as the Company’s Vice President of Operations. The agreement is an at will agreement and provides for a base salary of $140,000 per year, 11,200,000 stock options, extended previously issued options and an auto allowance.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to Brady Granier, Lourdes Felix and Kent Emry, current or former officers of the Company, with the Company retaining 78.1%. As of December 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

The Company’s revenues earned from sale of products and services for the year ended December 31, 2017 included 12%, 12%, 31%, 12% and 13% (aggregate of 80%) from five customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2016 included 12% and 17% (aggregate of 29%) from two customers of the Company’s total revenues.

Three customers accounted for 12%, 19% and 13% (aggregate of 44%) of the Company’s total accounts receivable at December 31, 2017 and three customers accounted for 27%, 11% and 18% (aggregate of 56%) of the Company’s total accounts receivable at December 31, 2016.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 17 – NON CONTROLLING INTEREST

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 21.9% ownership to officers of the Company with the Company retaining 78.1%. From inception through December 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating leases

On March 9, 2016, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease office space in Anaheim, California, commencing July 1, 2016 and expiring on June 30, 2019.

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the year ended December 31, 2017 and 2016, rent expense was $41,533 and $40,736.

As of December 31, 2017, future minimum lease payments for office space are as follows:

Year ended December 31, 2018	$52,903
Year ended December 31, 2019	26,844
Year ended December 31, 2019	$79,747

Royalty agreement

Alpine Creek Capital Partners LLC

On December 10, 2015. The Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the BioCorRx Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”).

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Therakine, Ltd

On July 28, 2016, the Company and Therakine, Ltd. entered into a Development, Commercialization and License Agreement. Pursuant to the Agreement, Therakine granted the Company an exclusive license to treat patients suffering addiction to opioids, methamphetamines, cocaine, or alcohol. The Company is permitted to sell on a worldwide basis the products that utilize the Technology. The Agreement expires when the Company’s last valid claim to Therakine’s patents expires. Upon expiration of the Agreement, the licenses granted will become irrevocable and fully paid up.

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

Lourdes Felix, Chief Financial Officer and Chief Operating Officer and Brady Granier, Chief Executive Officer and President of the Company, entered into Executive Service Agreements with the Company on June 17, 2016 (the “Executive Agreements”).

The Executive Agreements provided, among other things, (i) the remuneration to be received in exchange for services provided to the Company; (ii) a general description of the services to be provided to the Company; and (iii) other obligations, terms, and conditions relating to the professional relationship between Felix and Granier, as applicable, and the Company.

Litigation

On March 7, 2016, Jeffery D. Segal, A Professional Corporation (“Segal”) filed a complaint against the Company alleging failure to pay for legal services rendered in aggregate of $59,174 with the Superior Court of the State of California, County of Los Angeles.

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On March 9, 2016, Jorge Andrade (former Company’s Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. Subsequently, on March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of December 31, 2017, the outstanding balance due was $15,000.

In March 2017, the Company entered into a settlement agreement to pay the plaintiff and did pay $65,000 in full settlement. The Company had accrued the $65,000 for the year ended December 31, 2016.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no other outstanding litigation as of December 31, 2017.

Uncertain Tax Positions

The Company uses a number of independent contractors in our operations in which it does not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. As of December 31, 2017 and 2016, the Company has reviewed the various independent contractor relationships and has determined to not accrue any additional liabilities related to the above contingency.

NOTE 19 – INCOME TAXES

The components of the income tax provisions for 2017 and 2016 are as follows:

	2017	2016
Current provision:
Federal	$-	$-
State	-	-

Deferred benefit:
Federal	(660,421)	(548,876)
State	(119,597)	(93,632)
	(780,018)	(642,508)
Change in valuation allowance	780,018	642,508
Total Provision	$-	$-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 34% consisted of the following:

	2017	2016
Provision at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.8%	5.8%
Nondeductible and other items	(18.8)%	(8.9)%
Change in valuation allowance	(21.0)%	(30.9)%
Total	(0.0)%	(0.0)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2017 and 2016 are as follows:

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$746,919	$548,876
Share-based compensation	174,465	216,310
Accrual to cash	(45,292)	(158,698)
Other	2,278,510	1,396,446
Total deferred tax assets	3,154,602	2,002,934
Valuation allowance	(3,098,002)	(1,946,334)
	56,600	56,600

Deferred tax liabilities:
Tax deductible licensing agreement	(56,600)	(56,600)
Accrual to cash	-	-
Other	-	-

Total deferred tax liabilities	(56,600)	(56,600)

Net deferred tax assets (liabilities)	$-	$-

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2017 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has Federal net operating losses (NOLs) of approximately $7.8 million which begin to expire in the years beginning in 2032. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2030 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740. Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2017. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $462,378, with a corresponding net adjustment to valuation allowance of $462,378 as of December 31, 2017.

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

DECEMBER 31, 2017 AND 2016

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$-	$-
Warrant liability			175,975	175,975
Total	$-	$-	$175,975	$175,975

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$5,115,280	$5,115,280
Warrant liability			26,903	26,903
Total	$-	$-	$5,142,183	$5,142,183

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2015 through December 31, 2017:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2015	$170,531	$22,746
Transfers in (out):
Initial fair value of debt derivative at note issuance	2,537,229	-
Transfers out of Level 3 upon conversion and settlement of notes	(262,271)	-
Mark-to-market at December 31, 2016:
Embedded derivative	2,669,971	4,157
Balance, December 31, 2016	5,115,280	26,903
Transfers in (out):
Initial fair value of debt derivative at note issuance	11,023,244	-
Transfers out of Level 3 upon conversion and settlement of notes	(1,146,201)	-
Transfers out of Level 3 upon note modification	(30,806,073)	-
Mark-to-market at December 31, 2017:
Embedded derivative	15,813,750	149,072
Balance, December 31, 2017	$0	$175,975

BIOCORRX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 21 – SUBSEQUENT EVENTS

Sale of common stock

In January 2018, the Company entered into subscription agreements with two investors, pursuant to which the Investors purchased shares of the Company’s common stock. The investors purchased a total of 1,250,000 shares at a purchase price of $0.12 per share for a total of $150,000 invested.

Issuance of common stock

In January and February 2018, the Company issued an aggregate of 50,000 common shares for consulting services.

In January 2018, the Company issued 125,000 common shares as employee compensation.

In January 2018, the Company issued an aggregate of 100,000 common shares as commitment fees towards debt financing.

In January 2018, the Company issued 1,000,000 common shares in connection with a distribution agreement.

On February 9, 2018, the Company entered into a Investment Agreement and a Registration Rights Agreement with Northbridge Financial Inc. Under the terms of the Investment Agreement, Northbridge has agreed to provide the Company with up to ten million dollars ($10,000,000) of funding in the form of purchases of shares of the Company’s common stock. Northbridge will only make these purchases after a registration statement on Form S-1 registering these future shares is declared effective by the Securities and Exchange Commission.

Debt financing

On January 26, 2018, the Comany issued and sold two promissory notes, each in the principal amount of $125,000 or $250,000 in the aggregate (the “Notes”), to two investors, (the “Investors”) The Notes bear interest at a rate of eight percent (8%) per annum. The Notes are due and payable on or before July 26, 2018 and may be prepaid at any time without penalty.

In the event the Company fails to make any payment due or to perform any terms of the Notes, the Investors have the right to (i) to declare the full, unpaid balance of the Notes, plus interest and other charges; accruing thereon, immediately due and payable; (ii) to specifically enforce the terms of the Notes by suit in equity; (iii) to bring an action for the unpaid and overdue payments without waiving the right to pursue the principal balance, interest, and additions thereto which are due pursuant to the terms of the Notes; and (iv) to pursue any and all other rights and remedies provided in law or equity.

As additional consideration for the Notes, the Company will issue an aggregate of 100,000 shares of the Company’s common stock (the “Inducement Shares”) to the Investors within fifteen (15) days of receipt of funds from the Investors.

