Form 10-Q
period 2018-03-31
BioCorRx Inc.
filed 2018-05-18
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 18, 2018, there were 247,111,285 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$1,807	$11,342
Accounts receivable, net	23,700	29,950
Prepaid expenses	6,228	13,210
Total current assets	31,735	54,502

Property and equipment, net	17,529	19,012

Other assets:
Intellectual property, net	250,000	251,963
Deposits, long term	13,422	13,422
Total other assets	263,422	265,385

Total assets	$312,686	$338,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $37,118 and $62,241, respectively	$1,295,919	$1,199,536
Deferred revenue, short term	237,347	237,347
Settlement payable	-	15,000
Notes payable, net of debt discount, short term portion	233,517	-
Notes payable, net of debt discount, related party	186,590	186,590
Total current liabilities	1,953,373	1,638,473

Long term debt:
Deferred revenue, long term	342,822	401,346
Convertible notes payable, long term, net of debt discount	2,382,878	2,016,041
Warrant liability	-	175,975
Total long term debt	2,725,700	2,593,362

Total liabilities	4,679,073	4,231,835

Stockholders' deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of March 31, 2018 and December 31, 2017
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	5,616	5,616
Common stock, $0.001 par value; 525,000,000 shares authorized, 247,111,285 and 244,086,285 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	247,111	244,086
Common stock subscribed	100,000	100,000
Additional paid in capital	44,931,191	44,581,896
Accumulated deficit	(49,666,305)	(48,840,534)
Total stockholders' deficit	(4,366,387)	(3,892,936)

Total liabilities and stockholders' deficit	$312,686	$338,899

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2018	2017
Revenues, net	$147,724	$134,227

Operating expenses:
Cost of implants and other costs	32,805	23,350
Research and development	59,006	8,231
Selling, general and administrative	591,422	506,600
Depreciation and amortization	3,446	8,389
Total operating expenses	686,679	546,570

Loss from operations	(538,955)	(412,343)

Other income (expenses):
Interest expense, net	(462,791)	(9,761,505)
Loss on change in fair value of derivative liability	-	(28,161,673)
Total other income (expenses)	(462,791)	(37,923,178)

Loss before income taxes	(1,001,746)	(38,335,521)

Income taxes	-	-

Net Loss	$(1,001,746)	$(38,335,521)

Net loss per common share, basic and diluted	$(0.00)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	246,270,452	202,611,873

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2018

			Common	Additional
	Common stock		stock	Paid in	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, December 31, 2017	244,086,285	$244,086	$100,000	$44,581,896	$(48,840,534)	$(3,892,936)
Effect of adoption of ASU 2017-11	-	-	-	-	175,975	175,975
Common stock issued for services rendered	675,000	675	-	97,610	-	98,285
Common stock issued for services accrued in 2017	1,000,000	1,000	-	(1,000)	-	-
Sale of common stock	1,250,000	1,250	-	148,750	-	150,000
Common stock issued in connection with notes payable	100,000	100	-	25,400	-	25,500
Stock based compensation	-	-	-	78,535	-	78,535
Net loss	-	-	-	-	(1,001,746)	(1,001,746)
Balance, March 31, 2018 (unaudited)	247,111,285	$247,111	$100,000	$44,931,191	$(49,666,305)	$(4,366,387)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,001,746)	$(38,335,521)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,446	8,389
Bad debt expense	15,750	-
Non cash interest	-	9,363,244
Amortization of debt discount	375,854	339,538
Stock based compensation	176,820	111,843
Change in fair value of derivative liabilities	-	28,161,673
Changes in operating assets and liabilities:
Accounts receivable	(9,500)	(21,000)
Prepaid expenses and other current assets	6,982	3,638
Accounts payable and accrued expenses	96,383	(107,286)
Settlement payable	(15,000)	(255,000)
Deferred revenue	(58,524)	(106,727)
Net cash used in operating activities	(409,535)	(837,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	150,000	940,000
Proceeds from notes payable	250,000	-
Proceeds from convertible notes payable	-	1,660,000
Repayments of notes payable	-	(172,748)
Net cash provided by financing activities	400,000	2,427,252

Net (decrease) increase in cash and restricted cash	(9,535)	1,590,043
Cash, beginning of the period	11,342	92,455

Cash and restricted cash, end of period	$1,807	$1,682,498

Supplemental disclosures of cash flow information:
Interest paid	$-	$10,507
Taxes paid	$-	$-

Non cash financing activities:
Reclassify fair value of debt derivative at payoff of note payable	$-	$262,271
Common stock issued in connection with issuance of notes payable	$25,500	$220,000
Reclassify fair value of warrant liability upon adoption of ASC 2017-11	$175,975	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

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

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of the Company with the Company retaining 75.8%. As of March 31, 2018 and December 31, 2017, there were certain licensing rights with a carrying value of $250,000 and no significant liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 5, 2018.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. There were no changes to our revenue recognition policy from the adoption of ASC 606.

The Company's net sales are disaggregated by product category. The sales/access fees consist of product sales. The licensee / distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for our products.

The following table presents our net sales by product category:

	Three months Ended
	March 31, 2018	March 31, 2017
Sales/access fees	$64,200	$27,500
Distribution rights income	83,524	106,727
Net sales	$147,724	$134,227

Deferred revenue:

We license proprietary products and protocols to customers under licensing agreements that allow those customers to utilize the products and protocols in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple performance obligations. Performance obligations can include amounts related to initial non-refundable license fees for the use of our products and protocols and additional royalties on covered services.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018
(unaudited)

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee.

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company's consolidated balance sheet:

Balance as of December 31, 2017:
Short term	$237,347
Long term	401,346
Total as of December 31, 2017	638,693
Cash payments received	25,000
Net sales recognized	(83,524)
Balance as of March 31, 2018	580,169
Less short term	237,347
Long term	$342,822

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments and allowance for doubtful accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At March 31, 2018 and December 31, 2017, the Company did not have deposits in excess of the FDIC limit.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $32,500 and $105,000 as of March 31, 2018 and December 31, 2017, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and December 31, 2017. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of March 31, 2018 and 2017, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the three months ended March 31, 2018 and 2017, as they would be anti-dilutive:

	March 31, 2018	March 31, 2017
Shares underlying options outstanding	47,885,000	47,850,000
Shares underlying warrants outstanding	1,275,000	2,630,000
Shares underlying convertible notes outstanding	131,250,000	305,433,186
	180,410,000	355,913,186

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $20,815 and $19,639 as advertising costs for the three months ended March 31, 2018 and 2017, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $59,006 and $8,231 for the three months ended March 31, 2018 and 2017, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

In 2017 and prior and in accordance with ASC 815, certain convertible notes and warrants with anti-dilutive provisions were deemed to be derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheet. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

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

On January 1, 2018, the Company adopted ASU 2017-11 by electing the retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, the Company reclassified the fair value of the reset provisions embedded in previously issued warrants with embedded anti-dilutive provisions from liability to equity (accumulated deficit) in aggregate of $175,975.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

As of March 31, 2018, there were 47,885,000 stock options outstanding, of which 43,760,000 were vested and exercisable. As of March 31, 2017, there were 47,850,000 stock options outstanding, of which 27,225,000 were vested and exercisable.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2018 and December 31, 2017, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of March 31, 2018, the Company had cash of $1,807 and working capital deficit of $1,921,638. During the three months ended March 31, 2018, the Company used net cash in operating activities of $409,535. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the three months ended March 31, 2018, the Company raised $250,000 in cash proceeds from the issuance of notes payable and $150,000 proceeds from the sale of common stock. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Office equipment	$34,234	$34,234
Computer equipment	5,544	5,544
	39,778	39,778
Less accumulated depreciation	(22,249)	(20,766)
	$17,529	$19,012

Depreciation expense charged to operations amounted to $1,483 and $1,528 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. Amortization charged to operations amounted to $1,963 and $6,861 for the three months ended March 31, 2018 and 2017, respectively.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of March 31, 2018 and December 31, 2017, the Company has paid an aggregate of $250,000 of which $75,000 was held in escrow until certain drug levels are met..

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts payable	$724,256	$714,823
Interest payable on notes payable	570,014	483,075
Deferred rent	1,649	1,638
	$1,295,919	$1,199,536

NOTE 7 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company’s Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. On March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of March 31, 2018 and December 31, 2017, the outstanding balance due was $0 and $15,000, respectively.

NOTE 8 – NOTES PAYABLE

On January 26, 2018, the Company issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and interest due July 26, 2018. In connection with the note issuance, the Company issued an aggregate of 100,000 shares of the Company’s common stock to the note holders. The fair value of the common stock at the date of issuance of $25,500 was recorded as a debt discount and is amortized as interest expense over the term of the notes.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

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

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2018 and December 31, 2017, the Company received advances from Kent Emry (the former CEO of the Company), Scott Carley, and Neil Muller (the former President of the Company) as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. During the year December 31, 2017, the Company paid $15,000 on Mr. Emry’s note and Neil Muller settled $10,000 of outstanding debt. The balance outstanding as of March 31, 2018 and December 31, 2017 was $22,980.

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of March 31, 2018 and December 31, 2017 was $163,610.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 11 – WARRANT LIABILITY

The Company issued warrants in conjunction with the issuance of certain convertible debentures. These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company had reclassified the fair value of the warrant from equity to a liability at the date of issuance. Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

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

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

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

On January 1, 2018, the Company adopted ASU 2017-11 by electing the retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, the Company reclassified the fair value of the reset provisions embedded in previously issued warrants with embedded anti-dilutive provisions from liability to equity (accumulated deficit) in aggregate of $175,975.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 12 – STOCKHOLDERS' DEFICIT

Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of March 31, 2018 and December 31, 2017, the Company had 80,000 shares of preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

Common stock

The Company is authorized to issue 525,000,000 shares of common stock with par value $.001 per share. As of March 31, 2018 and December 31, 2017, the Company had 247,111,285 shares and 244,086,285 shares of common stock issued and outstanding.

During the three months ended March 31, 2018, the Company issued an aggregate of 675,000 shares of its common stock for services rendered valued at $98,285 based on the underlying market value of the common stock at the date of issuance.

During the three months ended March 31, 2018, the Company issued 1,000,000 shares of its common stock in connection with a distribution agreement previously accrued during the year ended December 31, 2017.

During the three months ended March 31, 2018, the Company issued an aggregate of 100,000 shares of its common stock in connection with the issuance of promissory notes payable valued at $25,500 based on the underlying market value of the common stock at the date of issuance.

During the three months ended March 31, 2018, the Company issued 1,250,000 shares of its common stock in exchange for proceeds of $150,000.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

The following table summarizes the stock option activity for the three months ended March 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	47,885,000	$0.04	7.5	$5,927,877
Grants	-
Exercised	-
Expired	-		-	-
Outstanding at March 31, 2018	47,885,000	$0.04	7.3	$4,351,028
Exercisable at March 31, 2018	43,760,000	$0.04	7.2	$3,887,378

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $0.1325 as of March 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2018:

Options Outstanding			Options
		Weighted Average	Exercisable Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-0.025	33,035,000	8.2	28,910,000
0.0251-0.05	3,500,000	2.3	3,500,000
0.051	11,350,000	6.1	11,350,000
	47,885,000	7.3	43,760,000

The stock-based compensation expense related to option grants was $78,535 and $78,535 during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, stock-based compensation related to options of $52,357 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 months.

Warrants

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

The following table summarizes the warrant activity for the two years ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2018	2,430,000	$0.91
Issued	-
Exercised	-
Expired	(1,155,000)	1.00
Outstanding at March 31, 2018	1,275,000	$0.25

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three months ended March 31, 2018 and 2017, the Company incurred $-0-, as consulting fees and expense reimbursements. As of March 31, 2018 and December 31, 2017, there was an unpaid balance of $32,318.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2018 and 2017, the Company incurred $40,000 and $41,500, respectively, as consulting fees. As of March 31, 2018 and December 31, 2017, there was an unpaid balance of $2,400 and $14,900, respectively.

The Company had an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three months ended March 31, 2018 and 2018, the Company incurred $0 and $30,727, respectively, as consulting fees. As of March 31, 2018 and December 31, 2017, there was an unpaid balance of $-0-. Beginning in 2017, Mr. Granier preformed services under Soupface LLC (see below).

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three months ended March 31, 2018 and 2017, the Company incurred $43,750 and $14,583, respectively, as consulting fees. As of March 31, 2018 and December 31, 2017, there was an unpaid balance of $2,400 and $14,900, respectively.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. As of December 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation.

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

MARCH 31, 2018

(unaudited)

NOTE 15 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2018 included 14%, 23% and 13% (aggregate of 50%) from three customers of the Company’s total revenues.

The Company's revenues earned from sale of products and services for the three months ended March 31, 2017 included 12%, 15% and 16% (aggregate of 43%) from three customers of the Company's total revenues.

Four customers accounted for 13%, 25%, 11% and 28% (aggregate of 77%) of the Company’s total accounts receivable at March 31, 2018 and three customers accounted for 12%, 19% and 13% (aggregate of 44%) of the Company’s total accounts receivable at December 31, 2017.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 16 – NON CONTROLLING INTEREST

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 24.2% ownership to current or former officers of the Company with the Company retaining 75.8%. From inception through March 31, 2018, there were no significant transactions. There were certain licensing rights with a carrying value of $250,000 and no significant liabilities in BioCorRx Pharmaceuticals, Inc.

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

NOTE 18 – SUBSEQUENT EVENTS

On May 10, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada increasing the total number of shares which the Company is authorized to issue from five hundred twenty five million six hundred thousand (525,600,000) shares to seven hundred fifty million six hundred thousand (750,600,000) shares and increasing the number of authorized shares of common stock from five hundred and twenty five million (525,000,000) shares of common stock to seven hundred and fifty million (750,000,000) shares of common stock.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

There no items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2018 (See Note 11).

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2017 through March 31, 2018:

Warrant Liability
Balance, December 31, 2017	$175,975
Transfers in (out):
Transfers out of Level 3 upon election of ASC 2017-11	(175,975)
Balance, March 31, 2018	$-

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our”, the “Company” or “our Company” refer to BioCorRx Inc., a Nevada corporation, and its subsidiaries.

Business Overview

We are an addiction rehabilitation service company and developer of the BioCorRx Recovery Program headquartered in Anaheim, California. We were established in January 2010 and currently operate in Anaheim, California. The Company's current treatment program is called the BioCorRx Recovery Program and it is also developing a new injectable naltrexone product called BICX101 and an implantable naltrexone implant called BICX102 for the treatment of alcohol and opioid addiction under our subsidiary BioCorRx Pharmaceuticals. On January 7, 2014 we changed our name to BioCorRx Inc. to take advantage of unique branding of our BioCorRx Recovery Program and to seek to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Addiction Rehabilitation Hospital.

The BioCorRx® Recovery Program is an addiction treatment protocol comprised of multiple parts: (1) an implant, administered by a licensed physician, of a proprietary compounded formulation of the medication, Naltrexone (implanted under the skin) which can reduce alcohol and opioid cravings over a period of several months; and (2) proprietary cognitive behavioral therapy (CBT) program developed by BioCorRx coupled with overlapping peer support and patient tracking.

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

In August 2017, the Company announced that it had decided to seek FDA approval on BICX102 in advance of BICX101. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has expanded its operations in 2017 through distribution opportunities of its BioCorRx Recovery Program. There are 24 licensed providers throughout the United States that offer the BioCorRx Recovery Program. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

Recent Developments

On January 16, 2018, the majority stockholders holding 59% of the voting equity of the Company approved an increase in the number of authorized shares which the Company is authorized to issue to 750,600,000 shares and increase the number of authorized shares of common stock from five hundred and twenty five million (525,000,000) shares of common stock to seven hundred and fifty million (750,000,000) shares of common stock (the “Authorized Share Increase”) and granted the Board of Directors of the Company at any time or times for a period of 12 months after the date of the Written Consent, to adopt an amendment to our Articles of Incorporation, as amended, to effect a reverse split of our issued and outstanding common stock in a range of not less than 1-for-5 and not more than 1-for-500 (the “Reverse Split”). As of May 18, 2018, neither the Authorized Share Increase, nor the Reverse Split, have been effected by the Company.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended March 31, 2018 Compared with Three Months ended March 31, 2017

Three months ended March 31,

	2018	2017
Net Revenues	$147,724	$134,227
Total Operating Expenses	(686,679)	(546,570)
Net Interest Expense	(462,791)	(9,761,505)
Loss on change in derivative liability	-	(28,161,673)
Net loss	$(1,001,747)	$(38,335,521)

Revenues

Sales for the three months ended March 31, 2018 were $147,724 compared with $134,227 for the three months ended March 31, 2018, reflecting an increase of 10%.

The increase in revenue is directly related to the increased number of patients treated at licensed clinics and an increase in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2018 and 2017 were $686,679 and $546,570, respectively, reflecting an increase of $140,109. The primary reason for the increase in 2018 is an increase in service provider costs as compared to 2017.

In addition, comparing the three months ended March 31, 2018 to March 31,2017, consulting and investor relations fees decreased from $225,591 to $214,091, accounting and legal fees increased from $51,770 to $66,579, advertising increased from $19,637 to $20,815, and rent increased from $13,040 to $15,573. In addition, we incurred $176,820 in stock based compensation expense in 2018 compared to $111,843 in 2017.

Loss on change in Fair Value of Derivative Liability

During the three months ended March 31, 2017, we had outstanding notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we were required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended March 31, 2017, we incurred a $(28,161,673) loss on change in fair value of our derivative liabilities. At June 29, 2017, we modified notes to eliminate the anti-dilutive provision. In addition, effective January 1, 2018, we elected ASC 2017-09 which allows us to treat warrants with certain anti-dilutive provisions as equity instruments eliminating the need for derivative accounting.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 were $462,792 and $9,761,505, respectively, the increase is due to debt discount amortization and a non-cash interest charge.

Net Loss

For the three months ended March 31, 2018, the Company experienced a net loss of $1,001,746 compared with a net loss of $38,335,521 for the three months ended March 31, 2017. The decrease in net loss is primarily due to the loss on change in fair value of derivative liabilities and non-cash interest incurred in 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of approximately $1,800. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Three months ended March 31,

	2018	2017
Net cash used in operating activities	$(409,535)	$(837,209)
Net cash used in investing activities	-	-
Net cash provided by financing activities	400,000	2,427,252
Net (decrease) increase in cash	(9,535)	1,590,043
Cash, beginning of period	11,342	92,455
Cash, end of period	$1,807	$1,682,498

On January 26, 2018,we issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and interest due July 26, 2018.

Currently we have no material commitments for capital expenditures as of March 31, 2018. We have historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow From Operating Activities

Net Cash used in operating activities was $409,535 for the three months ended March 31, 2018 compared to $837,209 used in operating activities the three months ended March 31, 2017. The decrease was primarily due to the reduced operating costs and expenses incurred in 2018 along with a net decrease in operating liabilities of $73,524.

Net Cash Flow From Investing Activities

We did not have cash flows used in or provided by investing activities for the three months ended March 31, 2018 and 2017.

Net Cash Flow From Financing Activities

Net cash provided by financing activities decreased by $2,027,252, from $2,427,252 provided by financing activities for the three months ended March 31, 2017 to $400,000 cash provided by financing activities for the three months ended March 31, 2018. The decrease is primarily from $1,660,000 received from issuance of convertible note and $940,000 received from the sale of our common stock, net with repayments of notes payable of $172,748 during the three months ended March 31, 2017 as compared to $250,000 from issuance of notes and $150,000 received from the sale of our common stock in the current period.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2018 and December 31, 2017, the Company has a working capital deficit of $1,921,638 and $1,583,971, and an accumulated deficit of $49,666,305 and $48,840,534. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company's business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments and allowance for doubtful accounts.

Revenue Recognition

We recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

We license proprietary products and protocols to customers under licensing agreements that allow those customers to utilize the products and protocols in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple performance obligations. Performance obligations can include amounts related to initial non-refundable license fees for the use of our products and protocols and additional royalties on covered services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on April 5, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2018).
10.2	Form of Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2018).
10.3	Investment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2018).
10.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2018).
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

_____________

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: May 18, 2018	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: May 18, 2018	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

