Form 10-Q
period 2018-06-30
BioCorRx Inc.
filed 2018-08-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2018, there were 247,186,285 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$577,010	$11,342
Accounts receivable, net	36,000	29,950
Prepaid expenses	1,139	13,210
Total current assets	614,149	54,502

Property and equipment, net	45,790	19,012

Other assets:
Intellectual property, net	250,000	251,963
Deposits, long term	13,422	13,422
Total other assets	263,422	265,385

Total assets	$923,361	$338,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $32,318 and $62,241, respectively	$1,225,232	$1,199,536
Deferred revenue, short term	236,648	237,347
Settlement payable	-	15,000
Convertible notes payable, short term portion, net of debt discount	2,753,791	-
Notes payable, net of debt discount, short term portion	246,337	-
Notes payable, related party	186,590	186,590
Total current liabilities	4,648,598	1,638,473

Long term debt:
Deferred revenue, long term	284,347	401,346
Convertible notes payable, long term, net of debt discount	-	2,016,041
Warrant liability	-	175,975
Total long term debt	284,347	2,593,362

Total liabilities	4,932,945	4,231,835

Commitments and contingencies	-	-
Deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of June 30, 2018 and December 31, 2017
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 247,186,285 and 244,086,285 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	247,186	244,086
Common stock subscribed	1,250,000	100,000
Additional paid in capital	45,359,506	44,581,896
Accumulated deficit	(50,887,847)	(48,840,534)
Total stockholders’ deficit attributable to BioCorRx, Inc.	(4,009,539)	(3,892,936)
Non-controlling interest	(45)	-
Total deficit	(4,009,584)	(3,892,936)

Total liabilities and deficit	$923,361	$338,899

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues, net	$98,674	$210,544	$246,398	$344,771

Operating expenses:
Cost of implants and other costs	52,993	166,665	85,798	190,015
Research and development	-	43,339	59,006	51,570
Selling, general and administrative	785,834	778,693	1,377,256	1,285,293
Depreciation and amortization	1,302	8,465	4,748	16,854
Total operating expenses	840,129	997,162	1,526,808	1,543,732

Loss from operations	(741,455)	(786,618)	(1,280,410)	(1,198,961)

Other income (expenses):
Interest expense, net	(480,132)	(459,064)	(942,923)	(10,220,569)
Gain on settlement of debt	-	285,924		285,924
Gain (loss) on change in fair value of derivative liability	-	12,263,680	-	(15,897,993)
Total other income (expenses)	(480,131)	12,090,540	(942,923)	(25,832,638)

Net (loss) income before provision for income taxes	(1,221,587)	11,303,922	(2,223,333)	(27,031,599)

Income taxes	-	-	-	-

Net (loss) income	(1,221,587)	11,303,922	(2,223,333)	(27,031,599)

Non-controlling interest	45	-	45	-

NET (LOSS) INCOME ATTRIBUTIBLE TO BIOCORRX, INC.	$(1,221,542)	$11,303,922	$(2,223,288)	$(27,031,599)

Net (loss) income per common share, basic	$(0.00)	$0.05	$(0.01)	$(0.12)

Net (loss) income per common share, diluted	$(0.00)	$0.02	$(0.01)	$(0.12)

Weighted average number of common shares outstanding, basic	250,493,153	241,730,516	248,407,279	222,279,257

Weighted average number of common shares outstanding, diluted	250,493,153	579,668,702	248,407,279	222,279,257

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2018

	Preferred stock		Series B Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	244,086,285	$244,086	$100,000	$44,581,896	$(48,840,534)	$-	$(3,892,936)
Effect of adoption of Accounting Codification Standard 2017-11, Revenue from Contracts with Customers	-	-	-	-	-	-	-	-	175,975	-	175,975
Common stock issued for services rendered	-	-	-	-	750,000	750	-	110,660	-	-	111,410
Common stock issued for services accrued in 2017	-	-	-	-	1,000,000	1,000	-	(1,000)	-	-	-
Sale of common stock	-	-	-	-	1,250,000	1,250	-	148,750	-	-	150,000
Common stock issued in connection with notes payable	-	-	-	-	100,000	100	-	25,400	-	-	25,500
Proceeds from common stock subscription	-	-	-	-	-	-	1,150,000	-	-	-	1,150,000
Stock based compensation	-	-	-	-	-	-	-	493,800	-	-	493,800
Net loss	-	-	-	-	-	-	-	-	(2,223,288)	(45)	(2,223,333)
Balance, June 30, 2018 (unaudited)	80,000	$16,000	160,000	$5,616	247,186,285	$247,186	$1,250,000	$45,359,506	$(50,887,847)	$(45)	$(4,009,584)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,223,333)	$(27,031,599)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	4,748	16,854
Bad debt expense	12,250	-
Non cash interest	-	9,363,244
Amortization of debt discount	759,587	710,658
Stock based compensation	605,210	355,979
Gain on settlement of debt	-	(285,924)
Change in fair value of derivative liabilities	-	15,897,993
Changes in operating assets and liabilities:
Accounts receivable	(18,300)	(51,750)
Prepaid expenses and other current assets	12,071	1,466
Accounts payable and accrued expenses	25,696	(89,040)
Settlement payable	(15,000)	(270,000)
Deferred revenue	(117,698)	(277,521)
Net cash used in operating activities	(954,769)	(1,659,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(29,563)	-
Net cash used in investing activities	(29,563)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	150,000	940,000
Proceeds from common stock subscriptions	1,150,000	-
Proceeds from notes payable	250,000	-
Proceeds from convertible notes payable	-	1,660,000
Repayments of notes payable	-	(187,748)
Net cash provided by financing activities	1,550,000	2,412,252

Net increase in cash and restricted cash	565,668	752,612
Cash, beginning of the period	11,342	92,455

Cash and restricted cash, end of period	$577,010	$845,067

Supplemental disclosures of cash flow information:
Interest paid	$-	$10,507
Taxes paid	$-	$-

Non cash financing activities:
Reclassify fair value of debt derivative at note modification	$-	$30,806,073
Common stock issued in connection with issuance of notes payable	$25,500	$220,000
Reclassify fair value of warrant liability upon adoption of ASC 2017-11	$175,975	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of the Company with the Company retaining 75.8%. As of December 31, 2017, there were certain licensing rights with a carrying value of $250,000 and no significant liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 16).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2018.

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

JUNE 30, 2018

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

The Company’s net sales are disaggregated by product category. The sales/access fees consist of product sales. The licensee / distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for our products.

The following table presents our net sales by product category for the three months ended June 30, 2018 and 2017:

	Three months Ended
	June 30, 2018	June 30, 2017
Sales/access fees	$39,500	$39,750
Distribution rights income	59,174	170,794
Net sales	$98,674	$210,544

The following table presents our net sales by product category for the six months ended June 30, 2018 and 2017:

	Six months Ended
	June 30, 2018	June 30, 2017
Sales/access fees	$103,700	$67,250
Distribution rights income	142,698	277,521
Net sales	$246,398	$344,771

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

JUNE 30, 2018

(unaudited)

The Company amortizes license fees over the shorter of the economic life of the related contract life or contract terms for each licensee.

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2017:
Short term	$237,347
Long term	401,346
Total as of December 31, 2017	638,693
Cash payments received	25,000
Net sales recognized	(142,698)
Balance as of June 30, 2018	520,995
Less short term	236,648
Long term	$284,347

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At June 30, 2018 and December 31, 2017, the Company’s deposits in excess of the FDIC limit were $306,758 and $0, respectively.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $29,000 and $105,000 as of June 30, 2018 and December 31, 2017, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 10 and 12 for derivative liabilities and Footnote 13 and 14 for stock based compensation and other equity instruments.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of June 30, 2018 and 2017, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the three and six months ended June 30, 2018 and for the six months ended June 30, 2017, as they would be anti-dilutive:

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

	June 30, 2018	June 30, 2017
Shares underlying options outstanding	47,885,000	47,850,000
Shares underlying warrants outstanding	1,275,000	2,430,000
Shares underlying convertible notes outstanding	187,500,000	305,433,186
	236,660,000	355,713,186

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $21,200 and $42,015 as advertising costs for the three and six months ended June 30, 2018 and $44,132 and $63,771 for the three and six months ended June 30, 2017, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0 and $59,006 for the three and six months ended June 30, 2018, respectively, and $43,339 and $51,570 for the three and six months ended June 30, 2017, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

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

As of June 30, 2018, there were 79,385,000 stock options outstanding, of which 47,885,000 were vested and exercisable. As of June 30, 2017, there were 47,850,000 stock options outstanding, of which 31,350,000 were vested and exercisable.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2018 and December 31, 2017, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2018, the Company had cash of $577,010 and working capital deficit of $4,034,449. During the six months ended June 30, 2018, the Company used net cash in operating activities of $954,769. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2018, the Company raised $250,000 in cash proceeds from the issuance of notes payable and $1,300,000 proceeds from the sale of common stock or receipt of common stock subscriptions. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Office equipment	$34,234	$34,234
Computer equipment	5,544	5,544
Manufacturing equipment	29,563	-
	69,341	39,778
Less accumulated depreciation	(23,551)	(20,766)
	$45,790	$19,012

Depreciation expense charged to operations amounted to $1,302 and $2,785, respectively, for the three and six months ended June 30, 2018; and $1,529 and $3,057, respectively, for the three and six months ended June 30, 2017.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 5 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. Amortization charged to operations amounted to $0 and $1,963 for the three and six months ended June 30, 2018, and $6,936 and $13,797 for the three and six months ended June 30, 2017, respectively.

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of June 30, 2018 and December 31, 2017, the Company has paid an aggregate of $250,000 of which $75,000 was held in escrow until certain drug levels are met..

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts payable	$557,292	$714,823
Interest payable on notes payable	666,411	483,075
Deferred rent	1,529	1,638
	$1,225,232	$1,199,536

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. On March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of June 30, 2018 and December 31, 2017, the outstanding balance due was $0 and $15,000, respectively.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

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

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2018 and December 31, 2017, the Company received advances from Kent Emry (the former CEO of the Company), Scott Carley, and Neil Muller (the former President of the Company) as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. During the year December 31, 2017, the Company paid $15,000 on Mr. Emry’s note and Neil Muller settled $10,000 of outstanding debt. The balance outstanding as of June 30, 2018 and December 31, 2017 was $22,980.

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of June 30, 2018 and December 31, 2017 was $163,610.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 12 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of June 30, 2018 and December 31, 2017, the Company had 80,000 shares of preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

Common stock

On May 10, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada increasing the total number of shares which the Company is authorized to issue from five hundred twenty five million six hundred thousand (525,600,000) shares to seven hundred fifty million six hundred thousand (750,600,000) shares and increasing the number of authorized shares of common stock from five hundred and twenty five million (525,000,000) shares of common stock, $0.001 par value, to seven hundred and fifty million (750,000,000) shares of common stock.

As of June 30, 2018 and December 31, 2017, the Company had 247,186,285 shares and 244,086,285 shares of common stock issued and outstanding.

During the six months ended June 30, 2018, the Company issued an aggregate of 750,000 shares of its common stock for services rendered valued at $111,410 based on the underlying market value of the common stock at the date of issuance.

During the six months ended June 30, 2018, the Company issued 1,000,000 shares of its common stock in connection with a distribution agreement previously accrued during the year ended December 31, 2017.

During the six months ended June 30, 2018, the Company issued an aggregate of 100,000 shares of its common stock in connection with the issuance of promissory notes payable valued at $25,500 based on the underlying market value of the common stock at the date of issuance.

During the six months ended June 30, 2018, the Company issued 1,250,000 shares of its common stock in exchange for proceeds of $150,000 and received $1,150,000 common stock subscriptions for 5,750,000 shares of its common stock and 5,750,000 three year warrants with an exercise price of $1.00 per share.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 45,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”), restricted stock (the “Restricted Stock”) and unrestricted stock to directors, officers, consultants, advisors and employees.

The Plan shall be administered by the Board or, in the Board’s sole discretion, by the committee administering the Plan (the “Committee”). Subject to the terms of the Plan, the Committee’s charter and applicable laws, and in addition to other express powers and authorization conferred by the Plan.

Options are subject to the following conditions:

(i) The Board or the Committee determines the strike price of Incentive Options at the time the Incentive Options are granted. The assigned strike price must be no less than 100% of the Fair Market Value (as defined in the Plan) of the Common Stock. In the event that the recipient is a Ten Percent Owner (as defined in the Plan), the strike price must be no less than 110% of the Fair Market Value of the Company.

(ii) The strike price of each Option will be at least 100% of the Fair Market Value of such share of the Company’s Common Stock on the date the Non-qualified Option is granted.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

(iii) The Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Owner may not be exercisable more than five years from the date the Incentive Option is granted.

(iv) The Committee may designate the vesting period of Options.

(v) A Non-qualified Stock Option may, in the sole discretion of the Board, be transferable to a Permitted Transferee, upon written approval by the Board to the extent provided in the Award Agreement (as defined in the Plan). If the Non-qualified Stock Option does not provide for transferability, then the Non-qualified Stock Option shall not be transferable except by will or by the laws of descent and distribution and shall be exercisable during the lifetime of the Optionholder only by the Optionholder.

(vi) Incentive Options may not be issued in an amount or manner where the amount of Incentive Options exercisable in one year entitles the holder to Common Stock of the Company with an aggregate Fair Market value of greater than $100,000.

Awards of Restricted Stock are subject to the following conditions:

(i) The Committee grants Restricted Stock and determines the restrictions on each Restricted Stock Award (as defined in the Plan). Upon the grant of a Restricted Stock Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Stock and entitled to vote the Restricted Stock if such Restricted Stock is entitled to voting rights.

(ii) The Restricted Period shall commence on the Grant Date (as defined in the Plan) and end at the time or times set forth on a schedule established by the Board in the applicable Award Agreement; provided, however, that notwithstanding any such vesting dates, the Board may in its sole discretion accelerate the vesting of any Restricted Award at any time and for any reason.

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

On June 13, 2018, the Company awarded options to purchase an aggregate of 31,500,000 shares of common stock to key officers and directors of the Company. These options vest monthly over 12 months and have a term of 10 years. The options have an exercise price of $0.14 per share. The options had an aggregate grant date fair value of $3,803,258.

The following assumptions were used in determining the change in fair value of extended options during the six months ended June 30, 2018:

Risk-free interest rate	2.85%
Dividend yield	0%
Stock price volatility	135.18%
Expected life	5.50 years

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

The following table summarizes the stock option activity for the six months ended June 30, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	47,885,000	$0.04	7.5	$5,927,877
Grants	31,500,000	0.14	10.0	-
Exercised	-
Expired	-		-	-
Outstanding at June 30, 2018	79,385,000	$0.081	8.2	$4,234,190
Exercisable at June 30, 2018	47,885,000	$0.04	7.0	$4,234,190

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.13 as of June 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2018:

Options Outstanding			Options
		Weighted Average	Exercisable Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-0.025	33,035,000	8.0	33,035,000
0.0251-0.05	3,500,000	2.1	3,500,000
0.051-0.14	42,850,000	8.9	11,350,000
	79,385,000	8.2	47,885,000

The stock-based compensation expense related to option grants was $78,535 and $448,800 during the three and six months ended June 30, 2018 and $78,536 and $157,071 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, stock-based compensation related to options of $3,486,320 remains unamortized and is expected to be amortized over the weighted average remaining period of 11 months.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)

$0.25	1,275,000	1.02	$0.25	1,275,000	1.02

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

The following table summarizes the warrant activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2018	2,430,000	$0.91
Issued	-
Exercised	-
Expired	(1,155,000)	1.00
Outstanding at June 30, 2018	1,275,000	$0.25

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three and six months ended June 30, 2018 and 2017, the Company incurred $-0- as consulting fees and expense reimbursements. As of June 30, 2018 and December 31, 2017, there was an unpaid balance of $32,318.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and six months ended June 30, 2018 and 2017, the Company incurred $40,798, $80,798, $65,000 and $106,500, respectively, as consulting fees. As of June 30, 2018 and December 31, 2017, there was an unpaid balance of $-0- and $14,900, respectively.

The Company had an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and six months ended June 30, 2018 and 2017, the Company incurred $-0-, $-0-, $-0- and $30,727, respectively, as consulting fees. As of June 30, 2018 and December 31, 2017, there was an unpaid balance of $-0-. Beginning in 2017, Mr. Granier preformed services under Soupface LLC (see below).

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and six months ended June 30, 2018 and 2017, the Company incurred $43,750, $87,500, $76,042 and $90,625, respectively, as consulting fees. As of June 30, 2018 and December 31, 2017, there was an unpaid balance of $-0- and $14,900, respectively.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. As of December 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation. During the six month months ended June 30, 2018, BioCorRx Pharmaceuticals, Inc. began limited operations (See Note 16).

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

JUNE 30, 2018

(unaudited)

NOTE 15 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2018 included 14%, 25%, 21% and 20% (aggregate of 80%) from four customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2018 included 20%, 28%, 17% and 16% (aggregate of 81%) from four customers of the Company’s total revenues.

The Company did not have a concentration for the three and six months ended June 30, 2017.

Four customers accounted for 32%, 27%, 10% and 13% (aggregate of 82%) of the Company’s total accounts receivable at June 30, 2018 and three customers accounted for 12%, 19% and 13% (aggregate of 44%) of the Company’s total accounts receivable at December 31, 2017.

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 16 – NON CONTROLLING INTEREST

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the, the newly formed sub issued 24.2% ownership to current or former officers of the Company with the Company retaining 75.8%. From inception through December 31, 2017, there were no significant transactions. There were certain licensing rights with a carrying value of $250,000 and no significant liabilities in BioCorRx Pharmaceuticals, Inc. In 2018, BioCorRx Pharmaceuticals, Inc. began operations.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended June 30, 2018:

Net loss	$(184)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(45)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2018:

Net loss	$(184)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(45)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2018:

Balance, December 31, 2017	$-
Net loss attributable to the non-controlling interest	(45)
Balance, June 30, 2018	$(45)

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Employment agreements

On June 13, 2018, the Company entered into an Executive Service Agreement with the Company’s Chief Executive Officer, Mr. Brady Granier (the “Granier Executive Agreement”). Mr. Granier’s annual salary remains $175,000, includes a $500 per month car allowance and reimbursements for health and medical insurance. Mr. Granier was also granted a ten-year stock option to purchase an aggregate of 7,500,000 shares of the Company’s common stock at an exercise price of $0.14 per share and shall be granted to Mr. Granier (the “Granier Option”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and the applicable stock option award agreement. Mr. Granier is also eligible to participate in the Company’s Bonus Plan. The Granier Executive Agreement is at-will and may be terminated with or without cause. Mr. Granier is also eligible to receive certain severance benefits in accordance with the Granier Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

On June 13, 2018, the Company entered into an Executive Service Agreement with the Chief Financial Officer and Chief Operating Officer of the Company, Ms. Lourdes Felix (the “Felix Executive Agreement”). Ms. Felix’s annual salary is now $175,000 includes a $500 per month car allowance and reimbursements for health and medical insurance. Ms. Felix was also granted a ten-year stock option to purchase an aggregate of 7,500,000 shares of the Company’s common stock at an exercise price of $0.14 per share and shall be granted to Ms. Felix (the “Felix Option”, together with the “Granier Option” and “Welch Option”, the “Executive Options”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and the applicable stock option award agreement. Ms. Felix is also eligible to participate in the Company’s Bonus Plan. The Felix Executive Agreement is at-will and may be terminated with or without cause. Ms. Felix is also eligible to receive certain severance benefits in accordance with the Felix Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

On June 13, 2018, the Company entered into an Executive Service Agreement with the Company’s Vice President of Operations, Mr. Tom Welch (the “Welch Executive Agreement”). Mr. Welch’s annual salary is now $150,000, includes a $500 per month car allowance and reimbursements for health and medical insurance. Mr. Welch was also granted a ten-year stock option to purchase an aggregate of 7,500,000 shares of the Company’s common stock at an exercise price of $0.14 per share and shall be granted to Mr. Welch (the “Welch Option”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and the applicable stock option award agreement. Mr. Welch is also eligible to participate in the Company’s Bonus Plan. The Welch Executive Agreement is at-will and may be terminated with or without cause. Mr. Welch is also eligible to receive certain severance benefits in accordance with the Welch Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

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

There no items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2018 (See Note 11).

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2017 through June 30, 2018:

Warrant Liability
Balance, December 31, 2017	$175,975
Transfers in (out):
Transfers out of Level 3 upon election of ASC 2017-11	(175,975)
Balance, June 30, 2018	$-

NOTE 19 – SUBSEQUENT EVENTS

On July 18, 2018, the Company entered into a subscription agreement with one investor in the amount of $100,000, pursuant to the subscription agreement the investor purchased units of the Company’s securities at a price per unit of $0.20. Each unit consists of one share of the Company’s common stock and a three-year warrant to purchase shares of the Company’s Common Stock at an exercise price of $1.00 per share.

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

Business Overview

We are an addiction rehabilitation service company and developer of the BioCorRx Recovery Program headquartered in Anaheim, California. We were established in January 2010 and currently operate in Anaheim, California. The Company’s current treatment program is called the BioCorRx Recovery Program and it is also developing a new injectable naltrexone product called BICX101 and an implantable naltrexone implant called BICX102 for the treatment of alcohol and opioid addiction under our subsidiary BioCorRx Pharmaceuticals. On January 7, 2014 we changed our name to BioCorRx Inc. to take advantage of unique branding of our BioCorRx Recovery Program and to seek to acquire other addiction programs and healthcare related products and services. We operate within the Specialty Hospitals, Expert Psychiatric industry, specifically within the industry subsets of Addiction Rehabilitation Hospital.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has expanded its operations in 2017 through distribution opportunities of its BioCorRx Recovery Program. There are 18 licensed providers throughout the United States that offer the BioCorRx Recovery Program. The company’s current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended June 30, 2018 Compared with Three Months ended June 30, 2017

Three months ended June 30,

	2018	2017
Net Revenues	$98,674	$210,544
Total Operating Expenses	(840,129)	(997,162)
Net Interest Expense	(480,132)	(459,064)
Gain on settlement of debt	-	285,924
Gain on change in derivative liability	-	12,263,680
Net (loss) Income	$(1,221,587)	$11,303,922

Revenues

Sales for the three months ended June 30, 2018 were $98,674 compared with $210,544 for the three months ended June 30, 2017, reflecting a decrease of 53%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and a decrease in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2018 and 2017 were $840,129 and $997,162, respectively, reflecting a decrease of $157,033. The primary reason for the decrease in 2018 is a decrease in service provider costs as compared to 2017.

In addition, comparing the three months ended June 30, 2018 to June 30,2017, consulting and investor relations fees decreased from $335,906 to $210,381, accounting and legal fees decreased from $40,955 to $28,038, advertising decreased from $44,132 to $31,841, and rent increased from $4,451 to $10,376. In addition, we incurred $428,390 in stock based compensation expense in 2018 compared to $244,136 in 2017.

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 were $480,132 and $459,064, respectively, the increase is due to debt discount amortization incurred of $759,587 and $710,658 for the three months ended June 30, 2018 and 2017, respectively.

Gain on settlement of debt

During the three months ended June 30, 2017, we settled outstanding accounts and other payables, realizing a gain on settlement of debt of $285,924 as compared to $0 for the same comparable period, current year.

Gain on change in Fair Value of Derivative Liability

During the three months ended June 30, 2017, we had outstanding notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we were required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended June 30, 2017, we incurred a $12,263,680 gain on change in fair value of our derivative liabilities. At June 29, 2017, we modified notes to eliminate the anti-dilutive provision. In addition, effective January 1, 2018, we elected ASC 2017-09 which allows us to treat warrants with certain anti-dilutive provisions as equity instruments eliminating the need for derivative accounting.

Net Loss

For the three months ended June 30, 2018, the Company experienced a net loss of $1,221,587 compared with a net income of $11,303,922 for the three months ended June 30, 2017. The increase in net loss is primarily due to the gain on change in fair value of derivative liabilities and non-cash interest incurred in 2017.

Six Months ended June 30, 2018 Compared with Six Months ended June 30, 2017

Six months ended June 30,

	2018	2017
Net Revenues	$246,398	$344,771
Total Operating Expenses	(1,526,808)	(1,543,732)
Net Interest Expense	(942,923)	(10,220,569)
Gain on settlement of debt	-	285,924
Loss on change in derivative liability	-	(15,897,993)
Net loss	$(2,223,333)	$(27,031,599)

Revenues

Sales for the six months ended June 30, 2018 were $246,398 compared with $344,771 for the six months ended June 30, 2017, reflecting a decrease of 29%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and a decrease in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2018 and 2017 were $1,526,808 and $1,543,732, respectively, reflecting a decrease of $16,924. The primary reason for the decrease in 2018 is a decrease in service provider costs as compared to 2017.

In addition, comparing the six months ended June 30, 2018 to June 30,2017, consulting and investor relations fees decreased from $561,497 to $424,472, accounting and legal fees increased from $92,725 to $94,617, advertising decreased from $63,771 to $52,656, and rent increased from $19,916 to $25,949. In addition, we incurred $605,210 in stock based compensation expense in 2018 compared to $355,979 in 2017.

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017 were $942,923 and $10,220,569, respectively. In 2017, we incurred a $9,363,244 non-cash interest charge as compared with nil in the current period.

Gain on settlement of debt

During the six months ended June 30, 2017, we settled outstanding accounts and other payables, realizing a gain on settlement of debt of $285,924 as compared to $0 for the same comparable period, current year.

Loss on change in Fair Value of Derivative Liability

During the six months ended June 30, 2017, we had outstanding notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we were required to determine the fair value of this derivative and mark to market each reporting period. For the six months ended June 30, 2017, we incurred a $(15,897,993) loss on change in fair value of our derivative liabilities. At June 29, 2017, we modified notes to eliminate the anti-dilutive provision. In addition, effective January 1, 2018, we elected ASC 2017-09 which allows us to treat warrants with certain anti-dilutive provisions as equity instruments eliminating the need for derivative accounting.

Net Loss

For the six months ended June 30, 2018, the Company experienced a net loss of $2,223,333 compared with a net loss of $27,031,599 for the six months ended June 30, 2017. The decrease in net loss is primarily due to the loss on change in fair value of derivative liabilities and non-cash interest incurred in 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of approximately $577,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Six months ended June 30,

	2018	2017
Net cash used in operating activities	$(2,223,333)	$(1,659,640)
Net cash used in investing activities	(29,563)	-
Net cash provided by financing activities	1,550,000	2,412,252
Net increase in cash	565,668	752,612
Cash, beginning of period	11,342	92,455
Cash, end of period	$577,010	$845,067

On January 26, 2018, we issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and interest due July 26, 2018.

Currently we have no material commitments for capital expenditures as of June 30, 2018. We have historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $954,769 for the six months ended June 30, 2018 compared to $1,659,640 used in operating activities the six months ended June 30, 2017. The decrease was primarily due to the reduced operating costs and expenses incurred in 2018 along with a net decrease in operating liabilities of $132,698.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 of $29,563 was comprised of purchasing equipment, as compared to nil for the same period, last year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $862,252, from $2,412,252 provided by financing activities for the six months ended June 30, 2017 to $1,550,000 cash provided by financing activities for the six months ended June 30, 2018. The decrease is primarily from $1,660,000 received from issuance of convertible note and $940,000 received from the sale of our common stock, net with repayments of notes payable of $187,748 during the six months ended June 30, 2017 as compared to $250,000 from issuance of notes and $1,300,000 received from the sale of our common stock or receipt of common stock subscription in the current period.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2018 and December 31, 2017, the Company has a working capital deficit of $4,034,449 and $1,583,971, and an accumulated deficit of $50,887,847 and $48,840,534. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company’s business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on April 5, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2018).
10.2	Form of Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2018).
10.3	Investment Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2018).
10.4	Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2018).
10.5	Certificate of Amendment to Articles of Incorporaton (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2018)
10.6	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2018)
10.7	Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018)
10.8	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2018)
10.9	Executive Management Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018)
10.10	Executive Service Agreement-Soupface LLC [Brady Granier] (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018)
10.11	Executive Service Agreement-Felix Financial Enterprises [Lourdes Felix] (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018)
10.12	Executive Service Agreement-Tom Welch (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018)
10.13	Director Compensation Agreement-Kent Emry (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018)
10.14	Director Compensation Agreement-Brady Granier (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018)
10.15	Director Compensation Agreement-Lourdes Felix (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2018)
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

BIOCORRX INC.

Date: August 14, 2018	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: August 14, 2018	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

