Form 10-Q
period 2018-09-30
BioCorRx Inc.
filed 2018-11-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 14, 2018, there were 253,286,285 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$245,373	$11,342
Accounts receivable, net	15,750	29,950
Prepaid expenses	18,341	13,210
Total current assets	279,464	54,502

Property and equipment, net	44,687	19,012

Other assets:
Intellectual property, net	250,000	251,963
Deposits, long term	13,422	13,422
Total other assets	263,422	265,385

Total assets	$587,573	$338,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $56,318 and $62,241, respectively	$1,394,315	$1,199,536
Deferred revenue, short term	215,236	237,347
Settlement payable	-	15,000
Convertible notes payable, short term portion, net of debt discount	3,128,780	-
Notes payable, short term portion	250,000	-
Notes payable, related party	186,590	186,590
Total current liabilities	5,174,921	1,638,473

Long term debt:
Deferred revenue, long term	245,935	401,346
Convertible notes payable, long term, net of debt discount	-	2,016,041
Warrant liability	-	175,975
Total long term debt	245,935	2,593,362

Total liabilities	5,420,856	4,231,835

Deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of September 30, 2018 and December 31, 2017
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 253,286,285 and 244,086,285 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	253,286	244,086
Common stock subscribed	200,000	100,000
Additional paid in capital	47,466,220	44,581,896
Accumulated deficit	(52,771,032)	(48,840,534)
Total stockholders' deficit attributable to BioCorRx, Inc.	(4,829,910)	(3,892,936)
Non-controlling interest	(3,373)	-
Total deficit	(4,833,283)	(3,892,936)

Total liabilities and deficit	$587,573	$338,899

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues, net	$78,584	$147,593	$324,982	$492,364

Operating expenses:
Cost of implants and other costs	20,585	8,008	106,383	198,023
Research and development	35,759	107,460	94,765	159,030
Selling, general and administrative	1,422,055	687,228	2,799,311	1,972,521
Depreciation and amortization	1,303	8,542	6,051	25,396
Total operating expenses	1,479,702	811,238	3,006,510	2,354,970

Loss from operations	(1,401,118)	(663,645)	(2,681,528)	(1,862,606)

Other income (expenses):
Interest expense, net	(485,395)	(463,929)	(1,428,318)	(10,684,498)
Gain on settlement of debt	-	-		285,924
Gain (loss) on change in fair value of derivative liability	-	25,483	-	(15,872,510)
Total other income (expenses)	(485,394)	(438,446)	(1,428,318)	(26,271,084)

Net loss before provision for income taxes	(1,886,513)	(1,102,091)	(4,109,846)	(28,133,690)

Income taxes	-	-	-	-

Net loss	(1,886,513)	(1,102,091)	(4,109,846)	(28,133,690)

Non-controlling interest	3,328	-	3,373	-

NET LOSS ATTRIBUTIBLE TO BIOCORRX, INC.	$(1,883,185)	$(1,102,091)	$(4,106,473)	$(28,133,690)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	249,931,937	242,538,459	247,818,519	229,106,534

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2018

			Series B				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	244,086,285	$244,086	$100,000	$44,581,896	$(48,840,534)	$-	$(3,892,936)
Effect of adoption of Accounting Codification Standard 2017-11	-		-	-	-	-	-	-	175,975	-	175,975
Common stock issued for services rendered	-	-	-	-	1,000,000	1,000	-	156,410	-	-	157,410
Common stock issued for services accrued in 2017	-	-	-	-	1,000,000	1,000	-	(1,000)	-	-	-
Sale of common stock	-	-	-	-	7,000,000	7,000	-	1,293,000	-	-	1,300,000
Common stock issued in connection with notes payable	-	-	-	-	100,000	100	-	25,400	-	-	25,500
Common stock issued in connection with note payable extension	-	-	-	-	100,000	100	-	11,900	-	-	12,000
Proceeds from common stock subscription	-	-	-	-	-	-	100,000	-	-	-	100,000
Stock based compensation	-	-	-	-	-	-	-	1,398,614	-	-	1,398,614
Net loss	-	-	-	-	-	-	-	-	(4,106,473)	(3,373)	(4,109,846)
Balance, September 30, 2018 (unaudited)	80,000	$16,000	160,000	$5,616	253,286,285	$253,286	$200,000	$47,466,220	$(52,771,032)	$(3,373)	$(4,833,283)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,109,846)	$(28,133,690)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	6,051	25,396
Bad debt expense	15,750	20,375
Non cash interest	-	9,363,244
Amortization of debt discount	1,138,239	1,085,856
Stock based compensation	1,556,024	525,782
Common stock issued with loan extension	12,000	-
Gain on settlement of debt	-	(285,924)
Change in fair value of derivative liabilities	-	15,872,510
Changes in operating assets and liabilities:
Accounts receivable	(1,550)	(39,750)
Prepaid expenses and other current assets	(5,131)	(4,924)
Accounts payable and accrued expenses	194,779	13,823
Settlement payable	(15,000)	(285,000)
Deferred revenue	(177,522)	(378,864)
Net cash used in operating activities	(1,386,206)	(2,221,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(29,763)	-
Net cash used in investing activities	(29,763)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,300,000	940,000
Proceeds from common stock subscriptions	100,000	-
Proceeds from notes payable	250,000	-
Proceeds from convertible notes payable	-	1,660,000
Repayments of notes payable	-	(187,748)
Net cash provided by financing activities	1,650,000	2,412,252

Net increase in cash and restricted cash	234,031	191,086
Cash, beginning of the period	11,342	92,455

Cash and restricted cash, end of period	$245,373	$283,541

Supplemental disclosures of cash flow information:
Interest paid	$-	$10,507
Taxes paid	$-	$-

Non cash financing activities:
Reclassify fair value of debt derivative at note modification	$-	$30,806,073
Common stock issued in connection with issuance of notes payable	$25,500	$220,000
Reclassify fair value of warrant liability upon adoption of ASC 2017-11	$175,975	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2018.

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

SEPTEMBER 30, 2018

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

The following table presents our net sales by product category for the three months ended September 30, 2018 and 2017:

	Three months Ended
	September 30, 2018	September 30, 2017
Sales/access fees	$18,760	$46,249
Distribution rights income	59,824	101,344
Net sales	$78,584	$147,593

The following table presents our net sales by product category for the nine months ended September 30, 2018 and 2017:

	Nine months Ended
	September 30, 2018	September 30, 2017
Sales/access fees	$122,460	$113,500
Distribution rights income	202,522	378,864
Net sales	$324,982	$492,364

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2017:
Short term	$237,347
Long term	401,346
Total as of December 31, 2017	638,693
Cash payments received	25,000
Net sales recognized	(202,522)
Balance as of September 30, 2018	461,171
Less short term	215,236
Long term	$245,935

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At September 30, 2018 and December 31, 2017, the Company’s deposits in excess of the FDIC limit were $0.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $3,500 and $105,000 as of September 30, 2018 and December 31, 2017, respectively.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of September 30, 2018 and 2017, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017, as they would be anti-dilutive:

	September 30, 2018	September 30, 2017
Shares underlying options outstanding	79,385,000	47,850,000
Shares underlying warrants outstanding	7,025,000	2,430,000
Shares underlying convertible notes outstanding	187,500,000	131,250,000
	273,910,000	181,565,000

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $30,052 and $72,067 as advertising costs for the three and nine months ended September 30, 2018 and $41,735 and $105,506 for the three and nine months ended September 30, 2017, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $35,759 and $94,765 for the three and nine months ended September 30, 2018, respectively, and $107,460 and $159,030 for the three and nine months ended September 30, 2017, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

As of September 30, 2018, there were 79,385,000 stock options outstanding, of which 55,760,000 were vested and exercisable. As of September 30, 2017, there were 47,885,000 stock options outstanding, of which 35,510,000 were vested and exercisable.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2018 and December 31, 2017, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2018, the Company had cash of $245,373 and working capital deficit of $4,895,457. During the nine months ended September 30, 2018, the Company used net cash in operating activities of $1,386,206 including payment of $43,463 for leased space. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2018, the Company raised $250,000 in cash proceeds from the issuance of notes payable and $1,400,000 proceeds from the sale of common stock or receipt of common stock subscriptions. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Office equipment	$34,234	$34,234
Computer equipment	5,544	5,544
Manufacturing equipment	29,763	-
	69,541	39,778
Less accumulated depreciation	(24,854)	(20,766)
	$44,687	$19,012

Depreciation expense charged to operations amounted to $1,303 and $4,088, respectively, for the three and nine months ended September 30, 2018; and $1,529 and $4,586, respectively, for the three and nine months ended September 30, 2017.

NOTE 5 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. Amortization charged to operations amounted to $0 and $1,963 for the three and nine months ended September 30, 2018, and $7,013 and $20,810 for the three and nine months ended September 30, 2017, respectively.

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of September 30, 2018 and December 31, 2017, the Company has paid an aggregate of $250,000 of which $75,000 was held in escrow until certain drug levels are met..

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

On October 12, 2018, BioCorRx Pharmaceuticals, Inc., the Company’s majority owned subsidiary, acquired $15,200 of Therakine Biodelivery GmbH patent families consisting of approximately 11 patents pending and 1 issued patent. The patent families are subject to a Development, Commercialization and License agreement between the Company and Therakine, Ltd.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable	$632,846	$714,823
Interest payable on notes payable	760,322	483,075
Deferred rent	1,147	1,638
	$1,394,315	$1,199,536

NOTE 7 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company’s Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. On March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of September 30, 2018 and December 31, 2017, the outstanding balance due was $0 and $15,000, respectively.

NOTE 8 – NOTES PAYABLE

On January 26, 2018, the Company issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued an aggregate of 100,000 shares of the Company’s common stock to the note holders. The fair value of the common stock at the date of issuance of $25,500 was recorded as a debt discount and is amortized as interest expense over the term of the notes. On July 26, 2018, the Company issued 100,000 shares in connection with extending the notes till December 26, 2018, the fair value of the common stock of $12,000 was charged to current period interest.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of September 30, 2018 and December 31, 2017, the Company received advances from Kent Emry (the former CEO of the Company), Scott Carley, and Neil Muller (the former President of the Company) as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. During the year December 31, 2017, the Company paid $15,000 on Mr. Emry’s note and Neil Muller settled $10,000 of outstanding debt. The balance outstanding as of September 30, 2018 and December 31, 2017 was $22,980.

On January 22, 2013, the Company issued a unsecured promissory note payable to Kent Emry for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. During the year ended December 31, 2014, the Company paid $36,390 principal and accrued interest towards the promissory note.

In connection with the issuance of the above described promissory note, the Company issued 950,000 (as amended) of its common stock as interest payment on March 31, 2014.

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of September 30, 2018 and December 31, 2017 was $163,610.

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

SEPTEMBER 30, 2018

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

NOTE 12 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of September 30, 2018 and December 31, 2017, the Company had 80,000 shares of preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

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

As of September 30, 2018 and December 31, 2017, the Company had 253,286,285 shares and 244,086,285 shares of common stock issued and outstanding.

During the nine months ended September 30, 2018, the Company issued an aggregate of 1,000,000 shares of its common stock for services rendered valued at $157,410 based on the underlying market value of the common stock at the date of issuance.

During the nine months ended September 30, 2018, the Company issued 1,000,000 shares of its common stock in connection with a distribution agreement previously accrued during the year ended December 31, 2017.

During the nine months ended September 30, 2018, the Company issued an aggregate of 100,000 shares of its common stock in connection with the issuance of promissory notes payable valued at $25,500 based on the underlying market value of the common stock at the date of issuance.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

During the nine months ended September 30, 2018, the Company issued an aggregate of 100,000 shares of its common stock in connection with the extension of a promissory note payable valued at $12,000 based on the underlying market value of the common stock at the date of issuance.

During the nine months ended September 30, 2018, the Company issued 7,000,000 shares of its common stock in exchange for proceeds of $1,300,000. Of this amount: (1) the company issued 5,750,000 units of the Company’s securities at a price per unit of $0.20 for total proceeds of $1,150,000 with each unit consisting of one share of the Company’s common stock an a three-year warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per share; and (2) the Company issued 1,250,000 shares of its common stock at a price per share of $0.12 for proceeds of $150,000. and the Company received $100,000 common stock subscriptions for 500,000 shares of its common stock and 500,000 three year warrants with an exercise price of $1.00 per share.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

The following assumptions were used in determining the change in fair value of extended options during the nine months ended September 30, 2018:

Risk-free interest rate	2.85%
Dividend yield	0%
Stock price volatility	135.18%
Expected life	5.50 years

The following table summarizes the stock option activity for the nine months ended September 30, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	47,885,000	$0.04	7.5	$5,927,877
Grants	31,500,000	0.14	10.0	-
Exercised	-
Expired	-		-	-
Outstanding at September 30, 2018	79,385,000	$0.081	7.9	$2,832,140
Exercisable at September 30, 2018	55,760,000	$0.06	7.2	$2,832,140

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.10 as of September 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2018:

Options Outstanding			Options
		Weighted Average	Exercisable Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-0.025	33,035,000	8.0	33,035,000
0.0251-0.05	3,500,000	2.1	3,500,000
0.051-0.14	42,850,000	8.9	19,225,000
	79,385,000	8.2	55,760,000

The stock-based compensation expense related to option grants was $950,814 and $1,398,614 during the three and nine months ended September 30, 2018 and $83,853 and $240,924 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, stock-based compensation related to options of $2,535,505 remains unamortized and is expected to be amortized over the weighted average remaining period of 8 months.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding				Warrants Exercisable
Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
	$0.25	1,275,000	0.77	$0.25	1,275,000	0.77
	1.00	5,750,000	2.61	1.00	5,750,000	2.61
$		7,025,000	2.27	$0.86	7,025,000	2.27

During the nine months ended September 30, 2018, the Company issued an aggregate of 5,750,000 warrants to purchase the Company’s common stock at an exercise price of $1.00, expiring 3 years from the date of issuance in connection with the sale of common stock.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

The following table summarizes the warrant activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2018	2,430,000	$0.91
Issued	5,750,000	1.00
Exercised	-
Expired	(1,155,000)	1.00
Outstanding at September 30, 2018	7,025,000	$0.86

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three and nine months ended September 30, 2018 and 2017, the Company incurred $-0- as consulting fees and expense reimbursements. As of September 30, 2018 and December 31, 2017, there was an unpaid balance of $32,318.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and nine months ended September 30, 2018 and 2017, the Company incurred $70,750, $151,548, $40,000 and $146,500, respectively, as consulting fees. As of September 30, 2018 and December 31, 2017, there was an unpaid balance of $9,000 and $14,900, respectively.

The Company had an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and nine months ended September 30, 2018 and 2017, the Company incurred $-0-, $-0-, $-0- and $30,727, respectively, as consulting fees. As of September 30, 2018 and December 31, 2017, there was an unpaid balance of $-0-. Beginning in 2017, Mr. Granier preformed services under Soupface LLC (see below).

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three and nine months ended September 30, 2018 and 2017, the Company incurred $75,000, $162,500, $43,750 and $134,375, respectively, as consulting fees. As of September 30, 2018 and December 31, 2017, there was an unpaid balance of $9,000 and $14,900, respectively.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the three and nine months ended September 30, 2018 and 2017, the Company incurred $57,500, 128,032, $45,000 and $140,000 respectively, as consulting fees. As of September 30, 2018 and December 31, 2017, there was an unpaid balance of $6,000 and $9,900, respectively.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. As of December 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation. During the nine month months ended September 30, 2018, BioCorRx Pharmaceuticals, Inc. began limited operations.

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

SEPTEMBER 30, 2018

(unaudited)

NOTE 15 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended September 30, 2018 included 24%, 11%, 27% and 26% (aggregate of 88%) from four customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the nine months ended September 30, 2018 included 20%, 21%, 20% and 18% (aggregate of 79%) from four customers of the Company’s total revenues.

The Company's revenues earned from sale of products and services for the three months ended September 30, 2017 included 21% from one customer of the Company's total revenues.

The Company did not have a concentration for the nine months ended September 30, 2017.

Four customers accounted for 47%, 18%, 18% and 17% (aggregate of 100%) of the Company’s total accounts receivable at September 30, 2018 and three customers accounted for 12%, 19% and 13% (aggregate of 44%) of the Company’s total accounts receivable at December 31, 2017.

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2018:

Net loss	$(13,754)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(3,328)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2018:

Net loss	$(13,938)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(3,373)

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2018:

Balance, December 31, 2017	$-
Net loss attributable to the non-controlling interest	(3,373)
Balance, September 30, 2018	$(3,373)

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

Lease agreement

The Company operates from leased space. Our executive offices are located at 2390 East Orangewood Avenue, Suite 575, Anaheim, California 92806, and our telephone number is (714) 462-4880. Our lease commenced effective July 1, 2016 for a term of three years. The base rent is $4,474 per month.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

There no items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2018 (See Note 11).

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2017 through September 30, 2018:

Warrant Liability
Balance, December 31, 2017	$175,975
Transfers in (out):
Transfers out of Level 3 upon election of ASC 2017-11	(175,975)
Balance, September 30, 2018	$-

NOTE 19 – SUBSEQUENT EVENTS

On October 4, 2018, the Company filed a provisional patent for subcutaneous biodegradable naltrexone implant and behavioral program for weight loss.

On October 12, 2018, BioCorRx Pharmaceuticals, Inc., the Company’s majority owned subsidiary, acquired $15,200 of Therakine Biodelivery GmbH patent families consisting of approximately 11 patents pending and 1 issued patent. The patent families are subject to a Development, Commercialization and License agreement between the Company and Therakine, Ltd.

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

Recent Developments

On January 16, 2018, the majority stockholders holding 59% of the voting equity of the Company approved an increase in the number of authorized shares which the Company is authorized to issue to 750,600,000 shares and increase the number of authorized shares of common stock from five hundred and twenty five million (525,000,000) shares of common stock to seven hundred and fifty million (750,000,000) shares of common stock (the “Authorized Share Increase”) and granted the Board of Directors of the Company at any time or times for a period of 12 months after the date of the Written Consent, to adopt an amendment to our Articles of Incorporation, as amended, to effect a reverse split of our issued and outstanding common stock in a range of not less than 1-for-5 and not more than 1-for-500 (the “Reverse Split”). As of November 13, 2018, neither the Authorized Share Increase, nor the Reverse Split, have been effected by the Company.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended September 30, 2018 Compared with Three Months ended September 30, 2017

Three months ended September 30,	2018	2017
Net Revenues	$78,584	$147,593
Total Operating Expenses	(1,479,702)	(811,238)
Net Interest Expense	(485,395)	(463,929)
Gain on change in derivative liability	-	25,483
Non-controlling interest	3,328	-
Net loss	$(1,883,185)	$(1,102,091)

Revenues

Sales for the three months ended September 30, 2018 were $78,584 compared with $147,593 for the three months ended September 30, 2017, reflecting a decrease of 46.7%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and a decrease in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2018 and 2017 were $1,479,702 and $811,238, respectively, reflecting an increase of $668,464. The primary reason for the increase in 2018 is an increase in stock based compensation and in service provider costs as compared to 2017.

In addition, comparing the three months ended September 30, 2018 to September30, 2017, consulting and investor relations fees decreased from $236,496 to $211,211, accounting and legal fees decreased from $105,993 to $44,261, advertising decreased from $41,735 to $30,052, and rent increased from $15,573 to $17,514. In addition, we incurred $950,814 in stock based compensation expense in 2018 compared to $169,804 in 2017.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 were $485,395 and $463,929, respectively, the increase is due to debt discount amortization incurred of $378,652 and $375,198 for the three months ended September 30, 2018 and 2017, respectively.

Gain on change in Fair Value of Derivative Liability

During the three months ended September 30, 2017, we had outstanding notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we were required to determine the fair value of this derivative and mark to market each reporting period. For the three months ended September 30, 2017, we incurred a $25,483 gain on change in fair value of our derivative liabilities. At June 29, 2017, we modified notes to eliminate the anti-dilutive provision. In addition, effective January 1, 2018, we elected ASC 2017-09 which allows us to treat warrants with certain anti-dilutive provisions as equity instruments eliminating the need for derivative accounting.

Net Loss

For the three months ended September 30, 2018, the Company experienced a net loss of $1,886,513 compared with a net loss of $1,102,091 for the three months ended September 30, 2017. The increase in net loss is primarily due to the higher operating costs; gain on change in fair value of derivative liabilities and non-cash interest incurred in 2017.

Nine Months ended September 30, 2018 Compared with Nine Months ended September 30, 2017

Nine months ended September 30,	2018	2017
Net Revenues	$324,982	$492,364
Total Operating Expenses	(3,006,510)	(2,354,970)
Net Interest Expense	(1,428,318)	(10,684,498)
Gain on settlement of debt	-	285,924
Loss on change in derivative liability	-	(15,872,510)
Non-controlling interest	3,373	-
Net loss	$(4,106,473)	$(28,133,690)

Revenues

Sales for the nine months ended September 30, 2018 were $324,982 compared with $492,364 for the nine months ended September 30, 2017, reflecting a decrease of 34%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and a decrease in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2018 and 2017 were $3,006,510 and $2,354,970, respectively, reflecting an increase of $651,540. The primary reason for the increase in 2018 is a increase in stock based compensation and increases in service provider costs as compared to 2017.

In addition, comparing the nine months ended September 30, 2018 to September 30,2017, consulting and investor relations fees decreased from $797,993 to $635,683, accounting and legal fees increased from $198,718 to $138,878, advertising decreased from $105,506 to $72,067, and rent increased from $28,613 to $43,463. In addition, we incurred $1,556,024 in stock based compensation expense in 2018 compared to $525,782 in 2017.

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 were $1,428,318 and $10,684,498, respectively. In 2017, we incurred a $9,363,244 non-cash interest charge as compared with nil in the current period.

Gain on settlement of debt

During the nine months ended September 30, 2017, we settled outstanding accounts and other payables, realizing a gain on settlement of debt of $285,924 as compared to $0 for the same comparable period, current year.

Loss on change in Fair Value of Derivative Liability

During the nine months ended September 30, 2017, we had outstanding notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we were required to determine the fair value of this derivative and mark to market each reporting period. For the nine months ended September 30, 2017, we incurred a $(15,872,510) loss on change in fair value of our derivative liabilities. At June 29, 2017, we modified notes to eliminate the anti-dilutive provision. In addition, effective January 1, 2018, we elected ASC 2017-09 which allows us to treat warrants with certain anti-dilutive provisions as equity instruments eliminating the need for derivative accounting.

Net Loss

For the nine months ended September 30, 2018, the Company experienced a net loss of $4,109,846 compared with a net loss of $28,133,690 for the nine months ended September 30, 2017. The decrease in net loss is primarily due to the loss on change in fair value of derivative liabilities and non-cash interest incurred in 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of approximately $245,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Nine months ended September 30,	2018	2017
Net cash used in operating activities	$(1,386,206)	$(2,221,166)
Net cash used in investing activities	(29,763)	-
Net cash provided by financing activities	1,650,000	2,412,252
Net increase in cash	234,031	191,086
Cash, beginning of period	11,342	92,455
Cash, end of period	$245,373	$283,541

On January 26, 2018, we issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and interest due December 26, 2018 (as extended).

Currently we have no material commitments for capital expenditures as of September 30, 2018. We have historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,386,206 for the nine months ended September 30, 2018 compared to $2,221,166 used in operating activities the nine months ended September 30, 2017. The decrease was primarily due to the reduced operating costs and expenses incurred in 2018 along with a net increase in operating liabilities of $2,257.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 of $29,763 was comprised of purchasing equipment, as compared to nil for the same period, last year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $762,252, from $2,412,252 provided by financing activities for the nine months ended September 30, 2017 to $1,650,000 cash provided by financing activities for the nine months ended September 30, 2018. The decrease is primarily from $1,660,000 received from issuance of convertible note and $940,000 received from the sale of our common stock, net with repayments of notes payable of $187,748 during the nine months ended September 30, 2017 as compared to $250,000 from issuance of notes and $1,400,000 received from the sale of our common stock or receipt of common stock subscription in the current period.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2018 and December 31, 2017, the Company has a working capital deficit of $4,895,457 and $1,583,971, and an accumulated deficit of $52,771,032 and $48,840,534. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement the Company’s business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on April 5, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018 that were not previously reported in a Current Report on Form 8-K.

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
____________

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: November 14, 2018	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: November 14, 2018	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

