Form 10-K
period 2018-12-31
BioCorRx Inc.
filed 2019-04-16
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number: 000-54208

BioCorRx Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0967447
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2390 East Orangewood Avenue, Suite 575 Anaheim, CA	92806	(714) 462-4880
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

The aggregate market value of the voting Common Stock held by non-affiliates based upon the closing sale price of $13.00 per share on the OTCQB as of June 29, 2018: $30,027,140.

As of April 15, 2019, there were 3,030,124 shares of registrant’s common stock outstanding.

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

On July 28, 2016, we formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation (“BioCorRx Pharmaceuticals”), for the purpose of developing certain business lines. In connection with its formation, 24.2% of BioCorRx Pharmaceuticals’ outstanding shares of common stock were issued to officers of the Company with the Company retaining 75.8%.

On November 23, 2016, the Company” filed a certificate of designations, rights and preferences with the Secretary of State of the State of Nevada pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of the Series B Preferred Stock.

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to amend the Company’s articles of incorporation to increase the authorized shares of capital stock of the Company from five hundred twenty five million (525,000,000) shares of common stock, $.001 par value per share, and six hundred thousand (600,000) shares of preferred stock, $0.001 par value per share, to seven hundred fifty million (750,000,000) shares of common stock ($0.001 par value per share) and six hundred thousand (600,000) shares of preferred stock ($0.001 par value per share (the “Share Increase”)).  The Share Increase took effect on May 10, 2018.

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to grant discretionary authority to the Board of Directors of the Company (the “Board”), at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to our articles of incorporation to effect a reverse split of our issued and outstanding shares of common stock in a range of not less than 1-for-5 and not more than 1-for-500. On January 16, 2019, the Board approved an amendment to the articles of incorporation to effect a 1-for-100 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split was filed with the Secretary of State of the State of Nevada and subsequently approved by the Financial Industry Regulatory Authority (FINRA) on January 18, 2019 and took effect on January 22, 2019. All share and per share information in this Annual Report have been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

Business Overview

We have developed and own the rights to an innovative alcoholism and opioid addiction treatment program, called BioCorRx® Recovery Program that empowers patients to succeed in their overall recovery. We offer a comprehensive medication-assisted treatment (MAT) program that combines non-addictive medication coupled with cognitive behavioral therapy (CBT) modules and peer recovery support and tracking. We have been operating for over 6 years and over 1,000 patients have been treated with our program since we began operating. The addiction treatment services reported cost from provider to patient is an average of $12,500 per patient and a portion is sometimes covered by insurance according to treatment providers. This amount varies due to many factors, the major ones being, type of insurance policy and patients out of network deductibles. In addition, there are the service provider expenses, and surgery center costs (if not done in the medical provider’s office). Services may also be provided to cash patients, by licensed providers, at discounted rates due to financial difficulties.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102.

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.

Treatment Philosophy

Our alcoholism and opioid addiction treatment program empowers patients to succeed. A detailed description of our treatment philosophy is as follows:

Medical Intervention: It is essential to significantly reduce a patient’s cravings for alcohol and opioids in order to fully break the cycle of addiction. We have built our BioCorRx® Recovery Program around a state-of-the-art, minimally invasive, biodegradable implant of naltrexone. The naltrexone medication is an FDA-approved pharmaceutical used for the treatment of alcoholism and opioid addiction. A licensed physician surgically inserts a marble-sized pellet(s) under the skin in the lower abdomen. The pellet is absorbed into the body and typically dissolves within months following the procedure in most patients depending on their metabolism and other factors.

Focus on Treatment: Unlike many other addiction treatment programs, we focus primarily on the treatment of alcohol and opioid addiction.

Comprehensive Approach: Alcoholism and opioid addiction are complex diseases that needs a program specifically designed to treat the body, the mind, and the spirit of one suffering from addiction. We have created a comprehensive recovery program that includes state-of-the-art medical intervention, individually tailored peer support and cognitive behavioral therapy (CBT) counseling modules used by trained addiction specialists. Our program typically lasts for 6 months from the initial surgical procedure of inserting the naltrexone pellet(s) to the last peer support coaching session. We believe that through our comprehensive treatment method, clients will have the highest possible chances of full recovery from alcohol and opioid dependency.

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

All procedures to place the naltrexone pellets into patients are performed at several independently owned and licensed provider locations. There are approximately 18 licensed providers throughout the United States that offer the BioCorRx® Recovery Program. Locations of the provider locations offering our program can provided by calling our toll free number (888) 993-1099. The procedures are performed by a licensed medical professional. We do not intend for this website address to be an active link or to otherwise incorporate by reference the contents of the website into this Annual Report.

The naltrexone implant is produced by select compounding pharmacies contracted by BioCorRx Inc. We entered into an asset purchase agreement (the “Trinity Purchase Agreement”) dated August 20, 2018 with Trinity Compound Solutions, Inc. (“Trinity”). In accordance with the Trinity Purchase Agreement, the Company purchased the worldwide contractual rights, except for New Zealand and Australia, for the naltrexone implant formulation from Trinity. The purchase price for the naltrexone implant was $20,000 cash and 20,000 shares of the Company’s Common Stock of Company. Half of the $20,000 will be paid upon the completion of a training program and half was paid upon the transfer of the naltrexone implant. The shares were issued in December 2018. The naltrexone implant is part of the MAT program (see above). This cannot be sold in New Zealand and Australia due to the limitations imposed by the Trinity Purchase Agreement.

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

As part of the peer support and CBT program, peer support specialists/counselors focus on bringing family and friends into the recovery process. This provides emotional support for patients and allows them to understand that they have people that care for them and want them to remain sober. The peer support portion of the program typically lasts for 6 months.

Marketing Strategy

We have and will continue to use a variety of advertising and marketing channels to increase awareness and exposure to the BioCorRx® Recovery Program amongst prospective patients. In addition to word of mouth from patients, we are focusing on building strategic relationships with private insurance and government payers.

Competition

We believe we are one of the leading companies offering a MAT program that is focused on substance abuse treatment in the United States specific to naltrexone therapy. Many treatment providers operate in a broader behavioral healthcare sector without focusing primarily on substance abuse with MAT. We believe our core focus on MAT and scalable program gives us with an advantage over competitors in terms of building our brand and marketing our program to potential customers.

We believe the primary competitive factors affecting our business include:

•	Quality of clinical programs and services;

•	Reputation and brand recognition;

•	Senior management experience including key opinion leaders in addiction; and

•	Sustained release naltrexone products used to treat substance abuse.

Growth Strategy

There has been a significant focus on increasing access to MAT for opioid addiction. The development of new effective treatments has risen and is of great importance given the devasting effects of opioid use disorder. In February 2018, the FDA announced its plan to expand MAT for opioid dependence by providing new guidance to the industry. We believe MAT is becoming more recognized as the gold standard of care for the treatment of substance use disorder. The intended purpose of MAT for opioid use disorder includes a decrease in illicit opioid use, decreased mortality, and improved long-term sobriety.

We have developed a program that we believe helps patients battle their mental and physical addiction to alcohol and opioids more effectively than traditional methods. We are currently operating in Anaheim, California and market nationally. We are constantly seeking and contracting with additional independent treatment providers in the United States and ramping up efforts to establish pilot programs with local and state government entities.

Our strategic growth also includes product research and development pipelines with significant market opportunities being developed under our subsidiary BioCorRx Pharmaceuticals. Development of BICX102 is an essential element to grow the business and gain payer acceptance; the product candidate is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders.

Government Regulation and Approvals

All surgical procedures need to be performed by a licensed physician or medical professional.

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

Intellectual Property/Licensing Rights

On August 20, 2018, we entered into the Trinity Purchase Agreement with Trinity. In accordance with the Trinity Purchase Agreement, the Company purchased the worldwide contractual rights, except for New Zealand and Australia, for the naltrexone implant formulation from Trinity. The purchase price for the naltrexone implant was $20,000 cash and 20,000 shares of the Company’s Common Stock. Half of the $20,000 will be paid upon the completion of a training program and half was paid upon the transfer of the naltrexone implant. The shares were issued in December 2018. The naltrexone implant is part of the MAT program (see above). This specific formulation cannot be sold in New Zealand and Australia due to the limitations imposed by the Trinity Purchase Agreement.

The BioCorRx CBT program/modules used in the BioCorRx® Recovery Program are protected by copyright.

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for naltrexone implant formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years.

On July 28, 2016, the Company and Therakine, Ltd., an Irish private company limited by shares (“Therakine”), entered into a Development, Commercialization and License Agreement (the “Therakine Agreement”). Therakine has know-how and patents related to sustained release drug delivery technology (the “Technology”). Pursuant to the Therakine Agreement, Therakine granted the Company an exclusive license to utilize the Technology in developing injectable naltrexone products to treat patients suffering addiction to opioids, methamphetamines, cocaine, or alcohol. The Company is permitted to sell on a worldwide basis the products that utilize the Technology. The Therakine Agreement expires when the Company’s last valid claim to Therakine’s patents expires. Upon expiration of the Agreement, the licenses granted will become irrevocable and fully paid up.

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of December 31, 2018, the Company has paid an aggregate of $250,000 of which includes $75,000 that was previously held in escrow until certain drug levels are met.

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company’s majority owned subsidiary.

On August 20, 2018, we entered into the Trinity Purchase Agreement with Trinity. In accordance with the Trinity Purchase Agreement, the Company purchased the worldwide contractual rights, except for New Zealand and Australia, for the naltrexone implant formulation from Trinity. Further details regarding this agreement can be found above under the heading “Intellectual Property/Licensing Rights.”

On October 12, 2018, BioCorRx Pharmaceuticals, Inc., the Company’s majority owned subsidiary, acquired $15,200 of Therakine Biodelivery GmBH patent families consisting of approximately 11 patents pending and 1 issued patent. The patent families are subject to a Development, Commercialization and License agreement between the Company and Therakine, Ltd. These patents were first licensed to the Company in July 2018 and subsequently were purchased in October 2018.

The Company management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of such assets at December 31, 2018. The tests indicated that the recorded remaining book value of its acquired license exceeded its fair value for the year ended December 31, 2018 and accordingly recorded on impairment loss of $250,000 and reduced the carrying value to $0.

MATERIAL AGREEMENTS

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

On December 13, 2013, the Company entered into a ten years license agreement (the “JPL License Agreement”) with JPL, LLC (“JPL”), pursuant to which JPL acquired an exclusive license (the “Connecticut License”) to commercialize the naltrexone implant in the State of Connecticut. In consideration for the Connecticut License the Company received from JPL: (i) an up-front license fee of $350,000 (the “JPL License Fee”); (ii) a monthly fee equal to 10% of the revenue generated by JPL or any other entity associated with JPL; (iii) a program fee upon the order of the Counseling Programs; (iv) a minimum royalty fee during calendar year 2014 in the amount of $15,000; and (v) a minimum royalty fee for subsequent calendar years starting 2015 of $40,000.

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the BioCorRx® Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”).

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of March 15, 2019, the Company has paid $27,800 to Alpine Creek. $96,120 is owed to Alpine Creek as of December 31, 2018.

Competitive Advantages/Operational Strengths

•	According to the National Institute on Drug Abuse better outcomes are shown with MAT for treatment of substance abuse than without it;
•	The combination of MAT with CBT counseling can help sustain recovery;
•	Senior management experience; and
•	Key opinion leaders in addiction consultants.

Northbridge Investment Agreement

On February 9, 2018, the Company entered into the Investment Agreement and a Registration Rights Agreement with Northbridge. Under the terms of the Investment Agreement, Northbridge has agreed to provide the Company with up to ten million dollars ($10,000,000) of funding in the form of purchases of shares of the Company’s Common Stock. A registration statement on Form S-1 registering these future shares was declared effective by the SEC on September 12, 2018.

The Company has the right to deliver drawdown notices to Northbridge and Northbridge will be obligated to purchase registered shares of the Company’s Common Stock based on the investment amount specified in each drawdown notice. The maximum amount that the Company shall be entitled to draw down in each drawdown notice shall be equal to twice the average of the daily trading volume for the Common Stock during the twelve trading days preceding the drawdown notice date, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Investment Agreement, Northbridge and its affiliates will not be permitted to purchase and the Company may not deliver drawdown notices to Northbridge that would result in Northbridge’s beneficial ownership totaling more than 4.99% of the outstanding Common Stock. The price of each registered share shall be equal to 80% percent of the average of the three lowest closing prices of the Common Stock during the twelve trading days preceding the date the applicable drawdown notice is delivered to Northbridge. Drawdown notices may be delivered by the Company to Northbridge until the earlier of thirty-six (36) months after the SEC first declares the registration statement on Form S-1 effective or the date on which Northbridge has purchased an aggregate of $10,000,000 worth of put registered shares. The Company has not yet delivered any drawdown notices to Northbridge.

Item 1A – Risk Factors

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

RISKS RELATED TO OUR COMPANY

We have received an opinion from our independent registered public accounting firm expressing substantial doubt regarding our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2018 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has developed a plan to continue operations, development of its products, acquire technologies and assets. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

The factors described above could adversely affect our ability to obtain additional financing on favorable terms, if at all, and may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. There can be no assurance that our auditing firm will not issue the same opinion in the future. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.

Our revenue is dependent upon acceptance of our program by the market. The failure of such acceptance will cause us to curtail or cease operations.

Our revenue comes from the distribution and licensing of the BioCorRx® Recovery Program. As a result, we will continue to incur operating losses until such time as the use of our program reaches a mature level and we are able to generate sufficient revenue from the distribution and licensing to meet our operating expenses. There can be no assurance that licensed providers will adopt our program, or that insurance companies will agree to reimburse licensed providers for the use of our program. In the event that we are not able to significantly increase the number of licensed providers that use our program, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

The Company is also focused on the research and development of opioid antagonists to treat opioid use disorder and alcoholism. The Company’s products have not yet generated revenues. The Company’s ability to generate significant revenues and achieve profitability depends on the Company’s ability to successfully complete the development of its products, obtain market approval, and generate significant revenues.

If the Company raises additional funds through collaborations and licensing arrangements, the Company may be required to relinquish some rights to its products, or to grant licenses on terms that are not favorable to the Company.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in the BioCorRx® Recovery Program. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the year ended December 31, 2018, we recorded a net loss applicable to common shareholders of $6,511,891, or ($2.60) per share, as compared with $29,705,669 or ($12.77) per share, of the corresponding period in 2017. We expect to continue to incur operating losses until distribution and licensing of the BioCorRx® Recovery Program increases substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

If we are unable to obtain additional financing, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We need substantial capital to implement our sales distribution strategy for our current products and to develop and commercialize future products using our pressure cycling technology products and services in the sample preparation area, as well as for applications in other areas of life sciences. Our capital requirements will depend on many factors, including but not limited to:

•	the problems, delays, expenses, and complications frequently encountered by early-stage companies;

•	market acceptance of our program;

•	the success of our sales and marketing programs; and

•	changes in economic, regulatory or competitive conditions in the markets we intend to serve.

Therefore, unless we achieve profitability, we anticipate that we will need to raise additional capital to fund our operations and to otherwise implement our overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Any additional equity financing may involve substantial dilution to then existing shareholders.

If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

•	severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business;

•	obtain financing with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or

•	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

If more licensed providers do not agree to offer our program to their patients, our program may not achieve market acceptance and we may not become profitable.

As of April 15, 2019, approximately 18 licensed providers have agreed to offer the BioCorRx® Recovery Program. If more licensed providers do not agree to offer the BioCorRx® Recovery Program to their patients, the program may not achieve market acceptance and we may not become profitable. In addition, licensed providers have historically been slow to change their treatment practices because of perceived liability risks arising from the use of new products. Delayed adoption of our program by licensed providers could lead to a delayed adoption by patients and third-party payors. Licensed providers may not agree to offer the BioCorRx® Recovery Program to their patients until certain conditions have been satisfied including, among others:

•	there are recommendations from other prominent licensed providers, educators and/or associations that our program is safe and effective; and

•	reimbursement or insurance coverage from third-party payors is available.

We cannot predict when, if ever, licensed providers and patients may adopt our program. In addition, prolonged market exposure may also be a pre-requisite to reimbursement or insurance coverage from third-party payors. If our program does not achieve an adequate level of acceptance by patients, licensed providers and third-party payors, we may not generate significant product revenues and we may not become profitable.

The use of our program could result in product liability or similar claims that could be expensive, damage our reputation and harm our business.

Our business exposes us to an inherent risk of potential product liability or similar claims related to the naltrexone implant procedure. The hospital industry has historically been litigious, and we face financial exposure to product liability or similar claims if the use of our program were to cause or contribute to injury or death, including, without limitation, harm to the body caused by the naltrexone implant procedure. Although we do maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. A product liability claim, regardless of merit or ultimate outcome, or any product recall could result in substantial costs to us, damage to our reputation, customer dissatisfaction and frustration, and a substantial diversion of management attention. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Our success is substantially dependent on the continued service of our senior management.

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO) and President, Brady Granier, and our Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”), Lourdes Felix. The Company does not carry key person life insurance on any of its management, which would leave the Company uncompensated for the loss of any of its management. The loss of the services of any of our senior management has made, and could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

We may not be able to hire or retain other key personnel required for our business, which could disrupt the development and sales of our products and limit our ability to grow.

Competition in our industry for senior management and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our growth may be limited. Our success also depends in particular on our ability to identify, hire, train and retain qualified personnel with experience in development and sales of treatment programs.

Our officers and directors have significant control over shareholder matters and the minority shareholders will have little or no control over our affairs.

Our two officers (who also serve as directors), three non-employee directors, and one employee currently own approximately 58% of our outstanding voting equity and has significant control over shareholder matters, such as election of directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’s minority shareholders will have little or no control over its affairs.

The Unavailability, Reduction or Elimination of Government Incentives Could Have a Material Adverse Effect on Our Business, Financial Condition, Operating Results and Prospects.

As of December 31, 2018, government grants accounted for 0% and 0%, respectively, of our revenues, however, we feel they may potentially be a significant portion of our revenues in fiscal year 2019 based on a grant we received from the United States Department of Health and Human Services in support of the Company’s project to develop BICX102. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

Our growth depends in part on the availability and amounts of government subsidies for our naltrexone based treatments. In the event such subsidies discontinue, our business outlook and financial conditions could be negatively impacted.

We are subject to regulations of various government agencies and if we are unable to comply with such regulations it would materially affect our business.

We outsource to a manufacturer and sell our products only if the manufacturer complies with certain regulations of government agencies. A U.S. manufacturer must operate the production facility in accordance with the requirements established by the FDA under the Federal Food, Drug, and Cosmetic Act (FD&C Act). As such, they must have a quality system implemented that is intended to comply with applicable regulations. Manufacturing plants are subject to periodic inspections by the FDA. Such requirements could change and negatively impact our ability to outsource the manufacture of our products which may materially affect our business.

The commercial success of our products will depend upon the degree of market acceptance by physicians, hospitals, third-party payors, and others in the medical community.

Ultimately, none of our current products or products in development, even if they receive approval, may ever gain market acceptance by physicians, hospitals, third-party payors or others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages over alternative treatments;

•	the ability to offer our products for sale at competitive prices;

•	the willingness of the target population to accept and adopt our products;

•	the strength of marketing and distribution support and the timing of market introduction of competitive products; and

•	Publicity concerning our products or competing products and treatments.

Even if a potential product displays a favorable profile, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors.

We may not have sufficient resources to effectively introduce and market our services and products, which could materially harm our operating results.

Continuation of market acceptance for our existing services and products such as our BioCorRx® Recovery Program and achieving future market acceptance of BICX102, upon approval by the FDA, require substantial marketing efforts and will require our sales account executives, contract partners to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors. The Company has aligned its sales resources with the regional sales segmentation of our clinical products distributors. Although this has positively impacted sales, the large account executive territories may prove to be inefficient as we commercialize products and may hinder our revenue growth.

Because we currently have very limited marketing resources and sales capabilities, commercialization of our products, some of which require regulatory clearance prior to market entrance, we must either expand our own marketing and sales capabilities or consider collaborating with additional third parties to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenue will be materially dependent upon the success of the efforts of these third parties.

Should we determine that expanding our own marketing and sales capabilities is required, we may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to otherwise effectively support our commercialization activities. The cost of establishing and maintaining a more comprehensive sales and marketing organization may exceed its cost effectiveness. If we fail to further develop our sales and marketing capabilities, if sales efforts are not effective or if costs of increasing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

Health care legislation, including the Patient Protection and Affordable Care Act and the Health Insurance Portability and Accountability Act of 1996, may have a material adverse effect on us.

The Patient Protection and Affordable Care Act (“PPACA”) substantially changes the way healthcare is financed by government and private insurers, encourages improvements in healthcare quality, and impacts the medical device industry. The PPACA includes an excise tax on entities that manufacture or import medical devices offered for sale in the United States; a new Patient-Centered Outcomes Research Institute to conduct comparative effectiveness research; and payment system reforms.

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any payment or transfer of value made or distributed to physicians or teaching hospitals. Under these provisions, known as the Physician Payment Sunshine Act, affected device and drug manufacturers need to begin data collection on August 1, 2013, with the first reports due in 2014. These provisions require, among other things, extensive tracking and maintenance of databases regarding the disclosure of relationships and payments to physicians and teaching hospitals. In addition, certain states have passed or are considering legislation restricting our interactions with health care providers and/or requiring disclosure of many payments to them. Failure to comply with these tracking and reporting laws could subject us to significant civil monetary penalties.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs. HIPAA also established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses.

Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of announced enforcement agency work plans, the federal government will continue to scrutinize, among other things, the billing practices of hospitals and other providers of healthcare services. The federal government also has increased funding to fight healthcare fraud, and it is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the Office of Inspector General and state Medicaid fraud control units. We believe that the healthcare industry will continue to be subject to increased government scrutiny and investigations.

We may not be able to protect or enforce our intellectual property rights, which could impair our competitive position.

Our success depends significantly on our ability to protect our rights to the patents, trademarks, trade secrets, copyrights and all other intellectual property rights used in our products. Protecting our intellectual property rights is costly and time consuming. We rely primarily on patent protection and trade secrets, as well as a combination of copyright and trademark laws and nondisclosure and confidentiality agreements to protect our technology and intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. Despite our intellectual property rights practices, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around our patents.

We cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office, or USPTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the USPTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. There is no assurance that competitors will not be able to design around our patents. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. Further, we may not be able to obtain patent protection or secure other intellectual property rights in all the countries in which we operate, and under the laws of such countries, patents and other intellectual property rights may be unavailable or limited in scope. If any of our patents fail to protect our technology, it would make it easier for our competitors to offer similar products. Our trade secrets may be vulnerable to disclosure or misappropriation by employees, contractors and other persons. Any inability on our part to adequately protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

Expenses incurred with respect to monitoring, protecting, and defending our intellectual property rights could adversely affect our business.

Competitors and others may infringe on our intellectual property rights, or may allege that we have infringed on theirs. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights.

Our failure to secure trademark registrations could adversely affect our ability to market our product candidates and our business.

Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed registration, and we may not be able to maintain or enforce our registered trademarks. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

We may not be able to adequately protect our intellectual property outside of the United States.

The laws in some foreign jurisdictions may not provide protection for our trade secrets and other intellectual property. If our trade secrets or other intellectual property are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements may provide for contractual remedies in the event of misappropriation. We do not know to what extent, if any, these agreements and any remedies for their breach, will be enforced by a foreign or domestic court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will likely diminish.

Additionally, prosecuting and maintaining intellectual property, particularly patent rights, are very costly endeavors. We do not know whether legal and government fees will increase substantially and therefore are unable to predict whether cost may factor into our intellectual property strategy.

We operate in a highly competitive industry.

We may encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages in the larger therapy space. Intense competition may adversely affect our business, financial condition or results of operations. These competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded. Although we believe our services will enable us to service more patients than traditional providers, if these more established offices or providers start offering similar services to ours, their name recognition or experience may enable them to capture a greater market share.

RISKS RELATED TO OUR SECURITIES

Sales of a significant number of shares of our Common Stock in the public market or the perception of such possible sales, could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public markets, which include an offering of our preferred stock or Common Stock could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity or equity-related securities. We cannot predict the effect that future sales of our Common Stock or other equity-related securities would have on the market price of our Common Stock.

Our share price could be volatile and our trading volume may fluctuate substantially.

The price of our Common Stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

•	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	our failure to successfully implement our business objectives;

•	compliance with ongoing regulatory requirements;

•	market acceptance of our products;

•	changes in government regulations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	the degree of trading liquidity in our shares of Common Stock.

A decline in the price of our shares of Common Stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

The relatively low price of our shares of Common Stock, and a decline in the price of our shares of Common Stock, could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities, a decline in the price of our shares of Common Stock could be especially detrimental to our liquidity and our operations. Such reductions and declines may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If the price for our shares of Common Stock declines, it may be more difficult to raise additional capital. If we are unable to raise sufficient capital, and we are unable to generate funds from operations sufficient to meet our obligations, we will not have the resources to continue our operations.

The market price for our shares of Common Stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our shares of Common Stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our Common Stock and have an adverse effect on the market for our shares.

Our Common Stock has in the past been subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted a number of rules to regulate “penny stocks” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on NASDAQ if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We currently do not intend to pay dividends on our Common Stock. As result, your only opportunity to achieve a return on your investment is if the price of our Common Stock appreciates.

We currently do not expect to declare or pay dividends on our Common Stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our Common Stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our Common Stock appreciates and you sell your shares at a profit.

We could issue additional Common Stock, which might dilute the book value of our Common Stock.

Our Board has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our Common Stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our Common Stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our Common Stock. You may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our Common Stock.

Future Issuance of Our Common Stock, Preferred Stock, Options and Warrants Could Dilute the Interests of Existing Stockholders.

We may issue additional shares of our Common Stock, preferred stock, options and warrants in the future. The issuance of a substantial amount of Common Stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of Common Stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse effect on the market price of our Common Stock.

The trading market for our Common Stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us from time to time should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial future sales of shares of our Common Stock in the public market could cause our stock price to fall.

Holders of shares of Common Stock that we have issued, including shares of Common Stock issuable upon conversion and/or exercise of outstanding convertible notes, shares of preferred stock options and warrants, may be entitled to dispose of their shares pursuant to an exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of our Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Common Stock. Our Common Stock is quoted on the OTCQB Marketplace and there is not now, nor has there been, any significant market for shares of our Common Stock, and an active trading market for our shares may never develop or be sustained. Investors are currently able to use Rule 144 promulgated under the Securities Act to sell shares of our Common Stock and, if they do so, the then-prevailing market prices for our Common Stock may be reduced. Any substantial sales of our Common Stock may have an adverse effect on the market price of our securities.

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

Item 3 – Legal Proceedings

On March 9, 2016, the Company’s former Chief Executive Officer, Jorge Andrade (“Andrade”) and Terranautical Global Investments, Inc. (“Terranautical” and together with Andrade, the “Plaintiffs”) filed with the Eighth Judicial District Court in Clark County, Nevada, a lawsuit claiming unpaid compensation, bonuses and previous loans in the aggregate amount of $316,000 plus accrued interest and damages (the “Andrade Lawsuit”).

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle the lawsuit for a cash payment of $250,000 due December 16, 2016. Subsequently, on March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of December 31, 2018, the outstanding balance due under the Andrade Lawsuit was $0.

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

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTC Bulletin Board on August 30, 2010. Our common stock now trades on the OTCQB marketplace owned by OTC Markets Group Inc.

As of April 15, 2019, 3,030,124 shares of our common stock were issued and outstanding.

Holders

As of April 15, 2019, there were approximately 134 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

In January 2018, the Company issued 1,250 shares of its common stock as compensation valued at $21,875 based on the underlying market value of the common stock at the date of issuance.

In January 2018, the Company issued 10,000 shares of its common stock for a distribution agreement previously accrued in 2017 and valued at $80,000 based on the underlying market value of the common stock at the date of issuance.

In January 2018, the Company issued 12,500 shares of its common stock in exchange for proceeds of $150,000.

In January 2018, the Company issued 250 shares of its common stock for services rendered valued at $5,270 based on the underlying market value of the common stock at the date of issuance.

In January 2018, the Company issued 1,000 shares of its common stock in connection with notes payable valued at $25,500 based on the underlying market value of the common stock at the date of issuance.

In February 2018, the Company issued 250 shares of its common stock for services rendered valued at $3,640 based on the underlying market value of the common stock at the date of issuance.

In March 2018, the Company issued 5,000 shares of its common stock for services rendered valued at $67,500 based on the underlying market value of the common stock at the date of issuance.

In April 2018, the Company issued 9,156 shares of its common stock for services rendered valued at $124,494 based on the underlying market value of the common stock at the date of issuance.

In June 2018, the Company issued 5,000 shares of its common stock in exchange for proceeds of $100,000.

In July 2018, the Company issued 1,000 shares of its common stock for note payable extension at $12,000 based on the underlying market value of the common stock at the date of issuance.

In August 2018, the Company issued 57,500 shares of its common stock in exchange for proceeds of $1,150,000.

In August 2018, the Company issued 10,500 shares of its common stock for services rendered valued at $137,200 based on the underlying market value of the common stock at the date of issuance.

In October 2018, the Company issued 593 shares of its common stock for services rendered valued at $5,000 based on the underlying market value of the common stock at the date of issuance.

In November 2018, the Company issued 2,500 shares of its common stock in connection with issuance of note payable valued at $18,250 based on the underlying market value of the common stock at the date of issuance.

In December 2018, the Company issued 2,500 shares of its common stock in connection with issuance of note payable valued at $18,000 based on the underlying market value of the common stock at the date of issuance.

In December 2018, the Company issued 20,000 shares of its common stock to acquire intellectual property valued at $226,000 based on the underlying market value of the common stock at the date of issuance.

In December 2018, the Company issued 4,236 shares of its common stock in settlement of accounts payable valued at $29,653 based on the underlying market value of the common stock at the date of issuance.

In December 2018, the Company issued 13,250 shares of its common stock for services rendered valued at $92,750 based on the underlying market value of the common stock at the date of issuance.

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

The BioCorRx® Recovery Program is a comprehensive addiction program which includes peer support and CBT modules (typically completed in 16 sessions on average but not limited to), coupled with a naltrexone implant. The implant is specifically compounded with a prescription from a medical doctor for each individual and is designed to release naltrexone into the body over multiple months. The naltrexone implant means a single administration, long acting naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

BioCorRx is not a licensed health care provider and does not provide health care services to patients. BioCorRx does not operate substance abuse clinics. BioCorRx® makes the BioCorRx® Recovery Program available to health care providers to utilize when the health care provider determines it is medically appropriate and indicated for his or her patients. Any physician or licensed alcohol addiction treatment provider is solely responsible for treatment options prescribed or recommended to his or her patients. At all times, such providers retain complete and exclusive authority, responsibility, supervision and control over their medical practice, their patients, the treatment that their patients receive and any decision to prescribe the implant to any of the provider’s patients.

BioCorRx does not condition its license to health care providers accessing the implant on their making available the CBT Program to the providers’ patients although BioCorRx certainly encourages that providers do so.

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has continued to expand its operations in 2018 through distribution opportunities of its BioCorRx® Recovery Program. There are 18 licensed providers throughout the United States that offer the BioCorRx® Recovery Program. The company’s current focus will continue on wider distribution across the United States, branding of the BioCorRx® Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx® Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

Our subsidiary, BioCorRx Pharmaceuticals, is focused on acquiring and the development of products for the treatment of addiction and other possible disorders. Specifically, the company is developing injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. Our pipeline includes BICX101 for the treatment of opioid addiction and alcoholism as well as BICX102 for the same indications.

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.

Recent Developments

On January 16, 2018, the majority stockholders holding 59% of the voting equity of the Company approved an increase in the number of authorized shares which the Company is authorized to issue to 750,600,000 shares and increase the number of authorized shares of Common Stock from five hundred and twenty five million (525,000,000) shares of Common Stock to seven hundred and fifty million (750,000,000) shares of Common Stock (the “Authorized Share Increase”) and granted the Board of Directors of the Company at any time or times for a period of 12 months after the date of the Written Consent, to adopt an amendment to our Articles of Incorporation, as amended, to effect a reverse split of our issued and outstanding Common Stock in a range of not less than 1-for-5 and not more than 1-for-500. On January 16, 2019, the Board approved and we filed an amendment to the Articles to effect the Reverse Stock Split. The Reverse Stock Split was approved by the Financial Industry Regulatory Authority on January 18, 2019 and took effect on January 22, 2019.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

	2018	2017
Revenues	$376,656	$657,271
Total Operating Expenses	(5,002,674)	(3,548,185)
Gain on settlement	847	296,592
Net Interest Expense	(1,959,207)	(11,148,525)
Loss on change in derivative liability	-	(15,962,822)
Net Loss	(6,584,378)	(29,705,669)
Non-controlling interest	72,487	-
Net Loss Attributable to BioCorRx, Inc	$(6,511,891)	$(29,705,669)

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 were $376,656 compared with $657,271 for the year ended December 31, 2017, reflecting a decrease of 43%. The decrease in revenue is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. The lack of payer reimbursement for treatment has significantly affected and limited licensed clinics from providing treatment to individuals seeking treatment.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 and 2017 were $5,002,674 and $3,548,185, reflecting an increase of 41%. Cost of implants and other direct costs for the year ended December 31, 2018 were $170,953 compared with $323,608 for the year ended December 31, 2017, reflecting a decrease of 47%. Cost of implants and other direct costs increased as a percentage of sales (from 49% to 44%) because of the new variation of the licensing and distribution revenue model.

In comparing our selling, general and administrative expenses for the year ended December 31, 2017 to December 31, 2018, consulting fees decreased from $981,723 to $796,803, accounting and legal fees decreased from $243,627 to $203,830, advertising decreased from $134,217 to $88,912, and rent increased from $41,533 to $52,029. In addition, we incurred $2,807,157 as stock based compensation in 2018 compared to $830,788 in 2017.

During the year ended December 31, 2018, the Company recorded a $250,000 impairment loss on acquired license as compared to $0 during the year ended December 31, 2017.

Interest Expenses

Net interest expense for the year ended December 31, 2018 and 2017 were $1,959,207 and $11,148,525, respectively, reflecting additional costs incurred from our 2017 borrowings. In addition, non-cash debt discount amortization and other non-cash interest relating to our convertible debt was $1,530,470 and $10,824,298 for the years ended December 31, 2018 and 2017, respectively

Loss on derivative liabilities

During the year ended December 31, 2017, we had outstanding notes and warrants with variable conversion provisions that had the possibility of exceeding our common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provision of this note. As such, we were required to determine the fair value of this derivative and mark to market each reporting period. For the year ended December 31, 2017, we incurred a $(15,962,822) loss on change in fair value of our derivative liabilities. At June 29, 2017, we modified notes to eliminate the anti-dilutive provision. In addition, effective January 1, 2018, we elected ASC 2017-11 which allows us to treat warrants with certain anti-dilutive provisions as equity instruments eliminating the need for derivative accounting.

Net Loss

For the year ended December 31, 2018, the Company experienced a loss of $6,584,378 compared with a net loss of $29,705,669 for the year ended December 31, 2017. We experienced a decrease in net loss primarily from larger non-cash interest costs, losses on derivative liabilities in 2017, net with 2018 increase in stock based compensation.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of approximately $279,772. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2018	2017
Net cash (used in) provided by operating activities	$(1,825,623)	$(2,540,395)
Net cash used in investing activities	(55,947)	(2,970)
Net cash provided by financing activities	2,150,000	2,412,252
Net increase (decrease) in cash	268,430	(131,113)
Cash, beginning of period	11,342	142,455
Cash, end of period	$279,772	$11,342

We historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, we anticipate that we will need to supplement our revenues with additional capital investment or debt to ensure that we will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. In 2018, the company has continued to expand its operations through distribution agreements with independently owned clinics, we believe that the current distribution business model will create a steady revenue stream by which sufficient cash flows can be maintained while the Company continues its growth and expansion.

We may require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources. If we are unable to raise funds when required or on acceptable terms, we have to significantly scale back, or discontinue, our operations.

Net Cash Flow From Operating Activities

Net Cash used in operating activities decreased by $714,772 for the year ended December 31, 2018 compared to 2017 primarily due to the Company’s ability to decrease its cash flow for expenses and other operating costs in 2018.

Net Cash Flow From Investing Activities

Net cash used in investing activities increased by $52,977 for the year ended December 31, 2018 compared to 2017 primarily due payments for intellectual property, patents and purchases of equipment in 2018.

Net Cash Flow From Financing Activities

Net cash provided by financing activities decreased by $262,252 for the year ended December 31, 2018 compared to 2017. For the year ended December 31, 2018, we borrowed on notes payable $750,000 compared to $1,660,000 in 2017, stock sales of $1,400,000, as compared to $940,000 in 2017, net with repayments of notes payable of $0 and $187,748 for 2018 and 2017, respectively.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2018, the Company had cash of $279,772, a working capital deficit of $5,807,836 and an accumulated deficit of $55,176,450. The Company used net cash in operating activities of $1,825,623. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, derivative and warrant liabilities, the fair value of other equity and debt instruments, fair value of intangible assets, useful lives of assets and allowance for doubtful accounts.

Revenue Recognition and Deferred Revenue

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

The following table presents our net sales by product category for the year ended December 31, 2018 and 2017:

	2018	2017
Sales/access fees	$129,960	$174,700
Distribution rights income	246,696	482,571
Net sales	$376,656	$657,271

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2016	$1,046,264
Cash payments received	75,000
Net sales recognized	(482,571
Balance as of December 31, 2017:	638,693
Short term	237,347
Long term	401,346
Total as of December 31, 2017	638,693
Cash payments received	25,000
Net sales recognized	(246,696)
Balance as of December 31, 2018	416,997
Less short term	209,474
Long term	$207,523

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

Derivative Financial Instruments

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, we did not have any derivative instruments that were designated as hedges.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

(ii) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There were, however, changes to our internal control over financial reporting during 2016 and 2017 that have not previously been reported. In August 2016, we hired an accounting administrator to perform basic bookkeeping functions which allows for segregation of duties between different personnel. In addition, in August 2017, we hired a part-time outsourced controller to review the financial statements prepared by other Company personnel.

(iii) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and Board, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, as a result of the full integration during 2018 of our accounting administrator and our part-time outsourced controller, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report by Liggett & Webb P.A., our independent registered public accounting firm, regarding internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Item 9B – Other Information

None.

Item 10 – Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of April 15, 2019 are set forth below:

Name	Age	Positions
Brady Granier, President and CEO since June 17, 2016;	46	President, Chief Executive Officer and Director
Lourdes Felix, Chief Financial Officer since October 1, 2012 and Chief Operating Officer since June 17, 2016;	51	Chief Financial Officer, Chief Operating Officer and Director
Kent Emry, Director	50	Director
Luisa Ingargiola	50	Director
Louis Lucido	70	Director

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

Mr. Granier has been a Director of BioCorRx Inc. since March 7, 2013. He served as Chief Operating Officer from June 16, 2013 through June 17, 2016 and as Interim Chief Executive Officer from December 2, 2014 through June 17, 2016 when he was appointed as permanent Chief Executive Officer. Mr. Granier was born and raised in the heart of Cajun Country in Southeast Louisiana where he starting working at the age of eleven to help support his single mother and younger brother. After graduating with honors from high school, Mr. Granier attended college at Nicholls State University in Thibodaux, LA. Mr. Granier earned his Bachelor of Science Degree in Nursing in 1995 and was a member of Sigma Theta Tau Honor Society and Phi Kappa Theta. During his nursing career, Mr. Granier specialized in the critical care areas of ER/ICU/CCU and CICU. He also moonlighted as a home health nurse, critical care air transport nurse, and TV studio set medic. In 1996, Mr. Granier moved to California as a travel nurse and spent most of his remaining years in healthcare as the charge nurse in the emergency room at White Memorial Hospital in downtown Los Angeles. Mr. Granier continues to reside in the Los Angeles area with his family. Mr. Granier has also been a volunteer with Big Brothers of America.

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

Ms. Felix has been a Director of BioCorRx Inc. since March 7, 2013. Ms. Felix is very active in the Hispanic community and speaks fluent Spanish. Ms. Felix holds a Bachelor of Science degree in Business Management and Accounting from University of Phoenix.

Kent Emry, Director

Mr. Kent Emry served as the Chief Executive Officer of BioCorRx Inc. from September 13, 2013 to November 14, 2014 and as President from September 1, 2015 through June 17, 2016. Mr. Emry has been involved in the healthcare industry. Mr. Emry has specialized in identifying and securing financing for the acquisition of troubled skilled nursing and rehabilitation facilities. Mr. Emry was able to re-structure these facilities both on a clinical and financial level resulting in a profitable facility. Mr. Emry has vast knowledge of operational systems and creation and development of policies and procedures has been key in the healthcare industry. Mr. Emry has extensive experience in contract negotiations with public, private, federal and state healthcare reimbursement entities including HMOs, Medicare, Medicaid, VA and Military contracting and billing. Mr. Emry’s focuses on the acquisition and restructuring of troubled healthcare facilities, Mr. Emry owned and operated a marketing company which focused on the healthcare industry. He developed creative and concise marketing strategies. Mr. Emry’s campaigns and tactics improved corporate revenues and profits by increasing their number of patients and controlling expenses. Mr. Emry served in a number of industries outside of healthcare as well, including food processing and brokerage, construction, development, sales, marketing and property management.

Mr. Emry been a Director of BioCorRx Inc. since September 13, 2013. Mr. Emry has the ability to quickly identify operational and structural inefficiencies and replace them with systems and policies that enhance productivity and growth resulting in a more profitable business. Mr. Emry has a Bachelor’s degree in Healthcare Administration from Oregon State University.

Luisa Ingargiola, Director

Ms. Ingargiola presently serves as chief financial officer of Avalon GlobalCare, a leading global developer of cell-based technologies and therapeutics, where she helped navigate its Nasdaq up-listing earlier this year. Ms. Ingargiola serves as a Board Director of Globe Photos, a leader in licensed sports photographic prints and iconic pop culture imagery. Ms. Ingargiola also serves as director and audit committee chair of FTE Networks, a leading provider of innovative technology solutions for network infrastructure and intelligent buildings, and Electra Meccancica, a Nasdaq-listed company designing and manufacturing electric vehicles. She also serves as director of Operation Transition Corporation, a strategic consulting and advisory firm that places ex-military special operations forces into corporate careers. Ms. Ingargiola holds a Bachelor of Science in Finance from Boston University, and an MBA in Health from the University of South Florida.

Ms. Ingargiola been a Director of BioCorRx Inc. since March 1, 2019. The Board believes that Ms. Ingargiola’s management experience and familiarity with industries the Company currently operates in, makes her ideally qualified to help lead the Company towards continued growth.

Louis Lucido, Director

Mr. Lucido was formerly the Senior Advisor and Chief Operating Officer of DoubleLine Group, LP. He recently retired in December 2018 and was one of the five founding partners of DoubleLine in December of 2009. He was previously at TCW as a Group Managing Director. Prior to joining TCW in 2001, Mr. Lucido was the Chief Investment Officer for Delphi Financial Group (DFG) and on several subsidiary Boards. Before DFG, he was the Chief Operating Officer, MD and Secretary for Hyperion Capital Management & was also a member of the Resolution Trust Advisory Committee. Since February 2013, he has served as a member of the Board of Directors of CASA of Los Angeles and is the current Chair. Additionally, he was elected in 2013 and currently serves on the Boards of Junior Achievement, Southern California ,826LA and the Lupus Research Alliance (formerly the Alliance for Lupus Research). Mr. Lucido received his MBA in Management and Finance from New York University, and was a member of the Dean’s Advisory Board of the N.Y.U. Stern School of Business.

Mr. Lucido has been a Director of BioCorRx Inc. since March 1, 2019. The Board believes that Mr. Lucido’s management experience makes him ideally qualified to help lead the Company towards continued growth.

Employment Agreements

On June 13, 2018, the Company entered into an Executive Service Agreement (each an “Executive Agreement” and together, the “Executive Agreements”) with each of the Company’s Executive Officers, Mr. Brady Granier and, Ms. Lourdes Felix (each an “Executive Officer” and together, the “Executive Officers”). The annual salary of Mr. Brady Granier remains $190,000 and Ms. Lourdes Felix remains at $175,000. Each of the Executive Officers receives a $500 per month car allowance and reimbursements for health and medical insurance. Each of the Executive Officers was granted a ten-year stock option to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $14.00 per share (the “Executives Options”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan and the applicable stock option award agreement. Each of the Executive Officers is eligible to participate in the Company’s Bonus Plan. The Executive Agreements are at-will and may be terminated with or without cause. Each of the Executive Officers is eligible to receive certain severance benefits in accordance with their respective Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish to us copies of all Section 16(a) forms they file. SEC regulations require us to identify in this Annual Report anyone who filed a required report late or failed to file a required report. Based on our review of forms we received we believe that during 2018 all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 2390 East Orangewood Avenue, Suite 575, Anaheim, CA 92806.

Board Composition, Committees, and Independence

Our board of directors currently consists of five (5) members. Our board of directors has determined that Luisa Ingargiola and Louis Lucido qualify as independent directors As we do not have any board committees, the board as a whole carries out the functions of audit, nominating, and compensation committees,.

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

Item 11 – Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our most highly compensated executive officer other than the Principal Executive Officer during fiscal years 2018 and 2017 (collectively, the “Named Executive Officers”). The Company does not have any other employees with a policy making function.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)		Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)	Total ($)

Brady Granier, President, CEO and	2018	180,000	32,500	0	1,267,753	(1)	0	0	0	1,480,253
Director since June 10, 2016	2017	251,981	0	0	0		0	0	0	251,981

Lourdes Felix, CFO, COO and Director	2018	165,365	32,500	0	1,267,753	(2)	0	0	0	1,465,618
since October 1, 2012	2017	263,965	0	0	0		0	0	0	263,965
__________________

(1)	On June 13, 2018, the Company granted 105,000 options to Mr. Brady Granier exercisable at $14.00 per share for ten years, vesting ratably over 12 months.
(2)	On June 13, 2018, the Company granted 105,000 options to Ms. Lourdes Felix exercisable at $14.00 per share for ten years, vesting ratably over 12 months.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2018.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.10	218,000	7.46	$2.10	218,000	$2.10
10.00	100,000	5.88	10.00	100,000	10.00
14.00	210,000	9.45	14.00	210,000	14.00

Long-Term Incentive Plans and Awards

On June 13, 2018, we awarded options to purchase an aggregate of 210,000 shares of common stock to key officers of the Company. These options vest monthly over 12 months and have a term of 10 years. The options have an exercise price of $14.00 per share.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On June 13, 2018, the Company entered into an Executive Service Agreement (each an “Executive Agreement” and together, the “Executive Agreements”) with each of the Company’s Executive Officers, Mr. Brady Granier and Ms. Lourdes Felix (each an “Executive Officer” and together, the “Executive Officers”). The annual salary of Mr. Brady Granier and Ms. Lourdes Felix remains at $175,000. Each of the Executive Officers receives a $500 per month car allowance and reimbursements for health and medical insurance. Each of the Executive Officers was granted a ten-year stock option to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $14.00 per share (the “Executives Options”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan and the applicable stock option award agreement. Each of the Executive Officers is eligible to participate in the Company’s Bonus Plan. The Executive Agreements are at-will and may be terminated with or without cause. Each of the Executive Officers is eligible to receive certain severance benefits in accordance with their respective Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2018 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)		Total ($)
Kent Emry	$-	$362,215	(1)	$362,215

_______________

(1)	On June 13, 2018, the Company granted 30,000 options to Mr. Kent Emry exercisable at $14.00 per share for ten years, vesting ratably over 12 months.

In March 2019, each of the five directors entered into a Director Agreement with the Company pursuant to which each director will receive a quarterly cash stipend of $15,000 in compensation for their services and shall be issued, upon the last day of each fiscal quarter, provided they are a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of April 15, 2019, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 575, Anaheim, California 92806.

and Address of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Five Percent Stockholders:
Thomas Welch	247,850	(4)	7.62%	10,000 (100,000 votes)	12.5%	40,000 (800,000 votes)	25%	925,850	13.17%

Joseph Galligan	233,000	(5)	7.69%	-	-			233,000	3.31%

Named Executive Officers and Directors
Brady Granier				10,000	40,000
	336,460	(6)	10.22%	(100,000 votes)	12.5%	(800,000 votes)	25%	975,460	13.88%

Lourdes Felix				10,000		40,000
	293,242	(7)	8.89%	(100,000 votes)	12.5%	(800,000 votes)	25%	926,242	13.18%

Kent Emry				10,000		40,000
	141,661	(8)	4.63%	(100,000 votes)	12.5%	(800,000 votes)	25%	1,011,661	14.39%

Luisa Ingargiola	1,241	(9)	*	-		-		1,241	*

Louis Lucido	245,115	(10)	8.09%	-		-		245,115	3.49%

Total of Named Executive Officers and Directors				30,000		120,000
	1,017,719		28.36%	(300,000 votes)	37.5%	(2.4 million votes)	75%	3,159,719	44.95%

36

_____________
*	less than 1%

(1)	Applicable percentage ownership is based on 3,030,624 shares of common stock outstanding as of April 15, 2019.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 7,030,124 shares of voting equity outstanding as of April 15, 2019.

(4)

Mr. Welch is an employee of the Company, however, he is not a named executive officer as he does not have a policy-making function. This figure consists of: (i) 25,850 shares of common stock held of record or in a brokerage account; and (ii) 35,000 Stock Options to purchase 35,000 fully vested shares of our common stock at an exercise price of $4.50 per share expiring on July 20, 2025; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.10 per share expiring on June 17, 2026 and (iv) 75,000 Stock Options to purchase 75,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028

(5)	This figure consists solely of shares of common stock held of record.

(6)

This figure consists of: (i) 75,460 shares of common stock held of record or in a brokerage account; (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 106,000 Stock Options to purchase 106,000 fully vested and exercisable shares of our common stock at an exercise price of $2.10 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(7)

This figure consists of: (i) 26,242 shares of common stock held of record; and (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.10 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(8)

This figure consists (i) of 111,661 shares of common stock held of record or in a brokerage account and (ii) 30,000 Stock Options to purchase 30,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(9)	This figure consists solely of shares of common stock held of record.

(10)	This figure consists solely of shares of common stock held of record

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan, the BioCorRx, Inc. 2018 Stock Option Plan (the “Plan”). The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	146,500	9.13	303,500
Equity compensation plans not approved by security holders	645,350	7.86	-
Total	791,850	0.04	303,500

2018 Stock Option Plan

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (the “Plan”). The 2018 Plan provides for the issuance of up to 450,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”), restricted stock (the “Restricted Stock”) and unrestricted stock to directors, officers, consultants, advisors and employees.

The 2018 Plan shall be administered by the Board or, in the Board’s sole discretion, by the committee administering the Plan (the “Committee”). Subject to the terms of the Plan, the Committee’s charter and applicable laws, and in addition to other express powers and authorization conferred by the 2018 Plan.

The purpose of the 2018 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

Options are subject to the following conditions:

(i) The Board or the Committee determines the strike price of Incentive Options at the time the Incentive Options are granted. The assigned strike price must be no less than 100% of the Fair Market Value (as defined in the 2018 Plan) of the Common Stock. In the event that the recipient is a Ten Percent Owner (as defined in the Plan), the strike price must be no less than 110% of the Fair Market Value of the Company.

(ii) The strike price of each Option will be at least 100% of the Fair Market Value of such share of the Company’s Common Stock on the date the Non-qualified Option is granted.

(iii) The 2018 Plan Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Owner may not be exercisable more than five years from the date the Incentive Option is granted.

(iv) The 2018 Plan Committee may designate the vesting period of Options.

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

Awards of Restricted Stock are subject to the following conditions:

(i) The 2018 Plan Committee grants Restricted Stock and determines the restrictions on each Restricted Stock Award (as defined in the 2018 Plan). Upon the grant of a Restricted Stock Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Stock and entitled to vote the Restricted Stock if such Restricted Stock is entitled to voting rights.

(ii) The Restricted Period shall commence on the Grant Date (as defined in the 2018 Plan) and end at the time or times set forth on a schedule established by the Board in the applicable Award Agreement; provided, however, that notwithstanding any such vesting dates, the Board may in its sole discretion accelerate the vesting of any Restricted Award at any time and for any reason.

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

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the year ended December 31, 2018 and 2017, the Company incurred $-0- as consulting fees and expense reimbursements. As of December 31, 2018 and 2017, there was an unpaid balance of $32,318.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2018 and 2017, the Company incurred $200,625 and $204,001, respectively, as consulting fees. As of December 31, 2018 and 2017, there was an unpaid balance of $0 and $14,900, respectively.

The Company had an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2018 and 2017, the Company incurred $-0- and $30,727, respectively, as consulting fees. As of December 31, 2018 and 2017, there was an unpaid balance of $-0-. Beginning in 2017, Mr. Granier preformed services under Soupface LLC (see below).

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2018 and 2017, the Company incurred $212,500 and $203,125, respectively, as consulting fees. As of December 31, 2018 and 2017, there was an unpaid balance of $-0- and $14,900, respectively.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. As of December 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation. During the year ended December 31, 2018, BioCorRx Pharmaceuticals, Inc. began limited operations.

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

Item 14 – Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, including review of our interim financial statements were $65,000 and $57,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for audit related fees during the fiscal years ended December 31, 2018 and 2017, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for tax and fees during the fiscal years ended December 31, 2018 and 2017.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Item 15 – Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1

2.Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

3.Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed May 7, 2014.	8-K	3.2	07/06/2016
3.2	Certificate of Amendment to the Articles of Incorporation, filed July 5, 2016.	8-K	3.1	07/06/2016
3.3	Certificate of Amendment to Articles of Incorporation, dated May 10, 2018.	8-K	3.1	05/16/2018
3.4	Certificate of Amendment to Articles of Incorporation, filed January 16, 2019.	8-K	3.1	01/18/2019
3.5	Amended and Restated Bylaws, effective as of May 13, 2016.	8-K	3.2	05/20/2016
4.1	Certificate of Designation, filed July 1, 2014, as corrected July 7, 2014.	8-K	4.1	07/06/2016
4.2	Certificate of Designation, filed November 23, 2016.	8-K	4.1	11/30/2016
10.1	Asset Purchase Agreement by and between the Company and Well Advised, signed January 26, 2016.	8-K	10.1	01/29/2016
10.2	8% Senior Secured Convertible Promissory Note, dated June 10, 2016, issued by the Company to BICX Holding Company LLC.	8-K	10.2	06/21/2016
10.3	Senior Secured Convertible Note Purchase Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.3	06/21/2016
10.4	Security Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.4	06/21/2016
10.5	Development, Commercialization and License Agreement, dated July 28, 2016.	8-K	10.5	08/03/2016
10.6	First Amendment to Senior Secured Convertible Note Purchase Agreement by and between the Company and BICX Holding Company LLC, dated March 3, 2017.	8-K	10.6	03/09/2017
10.7	Form of Subscription Agreement entered into between the Company and Investors during February and March 2017.	8-K	10.2	03/09/2017
10.8	Settlement Agreement with Lucas Hoppel, dated March 16, 2017.	8-K	10.1	03/22/2017
10.9	Settlement Agreement with Vista Capital Investments, LLC dated March 20, 2017.	8-K	10.2	03/22/2017
10.10	Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note by and between the Company and BICX Holding Company LLC, dated June 29, 2017.	8-K	10.1	07/06/2017
10.11	Distributor Agreement with CereCare, LLC, dated December 8, 2017.	8-K	10.1	12/14/2017
10.12	Form of Subscription Agreement.	8-K	10.1	01/23/2018
10.13	Form of Promissory Note.	8-K	10.1	02/01/2018
10.14	Investment Agreement by and between the Company and Northbridge Financial Inc., dated February 9, 2018.	8-K	10.1	02/20/2018
10.15	Registration Rights Agreement by and between the Company and Northbridge Financial Inc., dated February 9, 2018.	8-K	10.2	02/20/2018
10.16	Form of Subscription Agreement.	8-K	10.1	06/06/2018
10.17	Form of Warrant.	8-K	10.2	06/06/2018

10.18*	Form of BioCorRx Inc. 2018 Equity Incentive Plan.	8-K	10.1	05/21/2018
10.19*	Executive Management Bonus Plan effective June 13, 2018.	8-K	10.1	06/15/2018
10.20*	Executive Service Agreement by and between the Company and Brady Granier, dated June 13, 2018.	8-K	10.2	06/15/2018
10.21*	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 13, 2018.	8-K	10.3	06/15/2018
10.22*	Form of Director Agreement.	8-K	10.1	02/22/2019
10.23*	Form of Director Agreement.	8-K	10.1	03/07/2019
10.24	Stock Purchase Agreement, dated November 15, 2018.	8-K	10.1	11/21/2018
10.25	Form of Promissory Note, dated November 15, 2018.	8-K	10.2	11/21/2018
10.26	Common Stock Purchase Warrant, dated November 15, 2018.	8-K	10.3	11/21/2018
10.27	Stock Purchase Agreement, dated December 12, 2018.	8-K	10.1	12/14/2018
10.28	Form of Promissory Note, dated December 12, 2018.	8-K	10.2	12/14/2018
10.29	Common Stock Purchase Warrant, dated December 12, 2018.	8-K	10.3	12/14/2018
10.30	Royalty Agreement by and between BioCorRx Inc. and Alpine Creek Capital Partners LLC	8-K	10.1	12/17/2015
10.31	10% Convertible Promissory Note, dated February 1, 2016, issued to Iconic Holdings, LLC	8-K	4.1	02/10/2016
10.32	Amended Agreement to Note, dated February 5, 2016, by and between BioCorRx Inc. and Iconic Holdings, LLC	8-K	4.2	02/10/2016
10.33	Subscription Agreement dated February 22, 2019	8-K	3.1	03/08/2019
10.34	Subscription and Royalty Agreement by and between BioCorRx Inc. and Louis and Carolyn Lucido CRT LLC	8-K	10.1	04/03/2019
10.35	Subscription and Royalty Agreement by and between BioCorRx Inc. and J and R Galligan Revocable Trust	8-K	10.2	04/03/2019
21.1	List of Subsidiaries.	S-1	21.1	08/24/2018
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

____________

* +	Management contract or compensatory plan or arrangement. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx Inc.

Date: April 15, 2019	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2019	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer, Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kent Emry	Director	April 15, 2019
Kent Emry

BIOCORRX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BioCorRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCorRx, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company does not generate any significant revenues and has incurred net losses since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 15, 2019

BIOCORRX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Current assets:
Cash	$279,772	$11,342
Accounts receivable, net	8,000	29,950
Prepaid expenses	31,458	13,210
Total current assets	319,230	54,502

Property and equipment, net	44,369	19,012

Other assets:
Patents	15,200	-
Intellectual property, net	236,000	251,963
Deposits, long term	13,422	13,422
Total other assets	264,622	265,385

Total assets	$628,221	$338,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $32,318 and $62,241, respectively	$1,554,652	$1,199,536
Deferred revenue, short term	209,474	237,347
Settlement payable	-	15,000
Convertible notes payable, short term portion, net of debt discount	3,503,769	-
Notes payable, short term portion, net of debt discounts of $127,419	672,581	-
Notes payable, related party	186,590	186,590
Total current liabilities	6,127,066	1,638,473

Long term debt:
Deferred revenue, long term	207,523	401,346
Convertible notes payable, long term, net of debt discount	-	2,016,041
Warrant liability	-	175,975
Total long term debt	207,523	2,593,362

Total liabilities	6,334,589	4,231,835

Commitments and contingencies (Note 17)	-	-

Deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of December 31, 2018 and 2017
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2018 and 2017	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 2,597,347 and 2,440,863 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2,597	2,441
Common stock subscribed	100,000	100,000
Additional paid in capital	49,418,356	44,823,541
Accumulated deficit	(55,176,450)	(48,840,534)
Total stockholders’ deficit attributable to BioCorRx, Inc.	(5,633,881)	(3,892,936)
Non-controlling interest	(72,487)	-
Total deficit	(5,706,368)	(3,892,936)

Total liabilities and deficit	$628,221	$338,899

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017

Revenues, net	$376,656	$657,271

Operating expenses:
Cost of implants and other costs	170,953	323,608
Research and development	151,768	450,722
Selling, general and administrative	4,422,600	2,739,967
Impairment of acquired license	250,000	-
Depreciation and amortization	7,353	33,888
Total operating expenses	5,002,674	3,548,185

Loss from operations	(4,626,018)	(2,890,914)

Other income (expenses):
Interest expense, net	(1,959,207)	(11,148,525)
Gain on settlement of debt	847	296,592
Gain (loss) on change in fair value of derivative liability	-	(15,962,822)
Total other income (expenses)	(1,958,360)	(26,814,755)

Net loss before provision for income taxes	(6,584,378)	(29,705,669)

Income taxes	-	-

Net loss	(6,584,378)	(29,705,669)

Non-controlling interest	72,487	-

NET LOSS ATTRIBUTIBLE TO BIOCORRX, INC.	$(6,511,891)	$(29,705,669)

Net loss per common share, basic and diluted	$(2.60)	$(12.77)

Weighted average number of common shares outstanding, basic and diluted	2,506,229	2,326,786

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2018

			Series B				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2016	80,000	$16,000	160,000	$5,616	1,818,045	$1,818	$100,000	$10,881,103	$(19,134,865)	$-	$(8,130,328)
Common stock issued for services rendered	-	-	-	-	49,531	49	-	431,279	-	-	431,628
Common stock issued in settlement of convertible debt	-	-	-	-	136,620	137	-	1,366,063	-	-	1,366,200
Sale of common stock	-	-	-	-	436,667	437	-	939,563	-	-	940,000
Common stock issuable for services rendered	-	-	-	-	-	-	-	80,000	-	-	80,000
Reclassify fair value of debt derivative at modification of note payable	-	-	-	-	-	-	-	30,806,073	-	-	30,806,073
Fair value of vested options	-	-	-	-	-	-	-	319,460	-	-	319,460
Net loss	-	-	-	-	-	-	-	-	(29,705,669)	-	(29,705,669)
Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	2,440,863	$2,441	$100,000	$44,823,541	$(48,840,534)	$-	$(3,892,936)

BIOCORRX INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2018

			Series B				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	2,440,863	$2,441	$100,000	$44,823,541	$(48,840,534)	$-	$(3,892,936)
Effect of adoption of ASU 2017-11, Revenue from Contracts with Customers	-	-	-	-	-	-	-	-	175,975	-	175,975
Common stock issued for services rendered	-	-	-	-	40,248	40	-	457,690	-	-	457,730
Common stock issued for services accrued in 2017	-	-	-	-	10,000	10	-	(10)	-	-	-
Sale of common stock	-	-	-	-	75,000	75	-	1,399,925	-	-	1,400,000
Common stock issued in connection with notes payable	-	-	-	-	6,000	6	-	61,744	-	-	61,750
Common stock issued in connection with note payable extension	-	-	-	-	1,000	1	-	11,999	-	-	12,000
Common stock issued to settle outstanding accounts payable	-	-	-	-	4,236	4	-	29,649	-	-	29,653
Common stock issued to acquire intellectual property	-	-	-	-	20,000	20	-	225,980	-	-	226,000
Fair value of warrants issued in connection with notes payable	-	-	-	-	-	-	-	58,411	-	-	58,411
Fair value of vested options	-	-	-	-	-	-	-	2,349,427	-	-	2,349,427
Net loss	-	-	-	-	-	-	-	-	(6,511,891)	(72,487)	(6,584,378)
Balance, December 31, 2018	80,000	$16,000	160,000	$5,616	2,597,347	$2,597	$100,000	$49,418,356	$(55,176,450)	$(72,487)	$(5,706,368)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,584,378)	$(29,705,669)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	7,353	33,888
Bad debt expense	24,750	25,750
Non cash interest	-	9,363,244
Amortization of debt discount	1,530,470	1,461,054
Impairment of licensing agreement	250,000	-
Stock based compensation	2,807,157	830,788
Common stock issued with loan extension	12,000	-
Gain on settlement of debt	(847)	(296,592)
Change in fair value of derivative liabilities	-	15,962,822
Changes in operating assets and liabilities:
Accounts receivable	(2,800)	(55,700)
Prepaid expenses and other current assets	(18,248)	(4,810)
Security deposit	-	4,212
Accounts payable and accrued expenses	385,616	548,189
Settlement payable	(15,000)	(300,000)
Deferred revenue	(221,696)	(407,571)
Net cash used in operating activities	(1,825,623)	(2,540,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	(15,200)	-
Purchase of intellectual property	(10,000)	-
Purchase of equipment	(30,747)	(2,970)
Net cash used in investing activities	(55,947)	(2,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,400,000	940,000
Proceeds from notes payable	750,000	-
Proceeds from convertible notes payable	-	1,660,000
Repayments of notes payable	-	(187,748)
Net cash provided by financing activities	2,150,000	2,412,252

Net increase (decrease) in cash and restricted cash	268,430	(131,113)
Cash, beginning of the period	11,342	142,455

Cash and restricted cash, end of period	$279,772	$11,342

Supplemental disclosures of cash flow information:
Interest paid	$-	$10,507
Taxes paid	$-	$-

Non cash financing activities:
Reclassify fair value of debt derivative at note modification	$-	$30,806,073
Common stock issued in connection with issuance of notes payable	$61,750	$220,000
Common stock issued to acquire intellectual property	$226,000	$-
Fair value of warrants issued in connection with notes payable	$58,411	$-
Reclassify fair value of warrant liability upon adoption of ASU 2017-11	$175,975	$-
Common stock issued to settle outstanding accounts payable	$29,653	$-

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Effective January 22, 2019, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 100 shares of common stock. As a result, 259,984,655 shares of the Company’s common stock were exchanged for 2,599,847 shares of the Company’s common stock. These consolidated financial statements have been retroactively restated to reflect the reverse stock split (See Note 12).

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following table presents our net sales by product category for the year ended December 31, 2018 and 2017:

	2018	2017
Sales/access fees	$129,960	$174,700
Distribution rights income	246,696	482,571
Net sales	$376,656	$657,271

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2016	$1,046,264
Cash payments received	75,000
Net sales recognized	(482,571)
Balance as of December 31, 2017:	638,693
Short term	237,347
Long term	401,346
Total as of December 31, 2017	638,693
Cash payments received	25,000
Net sales recognized	(246,696)
Balance as of December 31, 2018	416,997
Less short term	209,474
Long term	$207,523

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, fair value of intangible assets, useful lives of assets and allowance for doubtful accounts.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less as cash equivalents.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At December 31, 2018 and 2017, the Company’s deposits in excess of the FDIC limit were $29,772 and $0, respectively.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $12,500 and $105,000 as of December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and December 31, 2017. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Patents

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are amortized over their economic or legal life, whichever is shorter.

Long-Lived Assets

The Company follows a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 to 15 years.

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

At December 31, 2018, the Company management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of the assets at December 31, 2018. The tests indicated that the recorded remaining book value of its acquired license from TheraKine ltd. (Note 5) exceeded its fair value for the year ended December 31, 2018 and accordingly recorded on impairment loss of $250,000 and reduced the carrying value to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of December 31, 2018 and 2017, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the year ended December 31, 2018 and 2017, as they would be anti-dilutive:

	2018	2017
Shares underlying options outstanding	791,850	478,850
Shares underlying warrants outstanding	85,250	24,300
Shares underlying convertible notes outstanding	1,312,500	1,312,500
	2,189,600	1,815,650

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $88,912 and $134,217 as advertising costs for the year ended December 31, 2018 and 2017, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $151,768 and $450,722 for the year ended December 31, 2018 and 2017, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018, there were 791,850 stock options outstanding, of which 634,350 were vested and exercisable. As of December 31, 2017, there were 478,500 stock options outstanding, of which 231,000 were vested and exercisable.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2018 and 2017, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard will have a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

Upon adoption, the Company will recognize additional operating lease liabilities, net of deferred rent, of approximately $25,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company expects to recognize corresponding ROU assets of approximately $25,000.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company expects changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. These revised disclosures will be made in the Company’s first quarterly report in 2019.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2018, the Company had cash of $279,772 and working capital deficit of $5,807,836. During the year ended December 31, 2018, the Company used net cash in operating activities of $1,825,623. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2018, the Company raised $750,000 in cash proceeds from the issuance of notes payable and $1,400,000 proceeds from the sale of common stock. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2018 and 2017:

	2018	2017
Office equipment	$34,234	$34,234
Computer equipment	5,544	5,544
Manufacturing equipment	30,747	-
	70,525	39,778
Less accumulated depreciation	(26,156)	(20,766)
	$44,369	$19,012

Depreciation expense charged to operations amounted to $5,390 and $6,122, respectively, for the year ended December 31, 2018 and 2017, respectively.

NOTE 5 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. Amortization charged to operations amounted to $1,963 and $27,767 for the year ended December 31, 2018 and 2017, respectively.

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of December 31, 2018 and 2017, the Company has paid an aggregate of $250,000 of which includes $75,000 that was previously held in escrow until certain drug levels were met.

In 2016, the Company assigned and Therakine agreed to assign the rights under the Therakine Agreement, to BioCorRx Pharmaceuticals, Inc., the Company majority owned subsidiary.

At December 31, 2018, the Company management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of the assets at December 31, 2018. The tests indicated that the recorded remaining book value of its acquired license exceeded its fair value for the year ended December 31, 2018 and accordingly recorded on impairment loss of $250,000 and reduced the carrying value to $0.

Effective August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Accounts payable	$656,354	$714,823
Interest payable on notes payable	898,234	483,075
Deferred rent	764	1,638
	$1,554,652	$1,199,536

During the year ended December 31, 2018, the Company issued an aggregate of 4,236 shares of common stock in settlement of outstanding accounts payable. In connection with the settlement, the Company incurred a gain on settlement of debt of $847.

NOTE 7 – SETTLEMENT PAYABLE

On March 9, 2016, Jorge Andrade (former Company’s Chief Executive Officer) and Terranautical Global Investments, Inc. filed with the Eighth Judicial District Court in Clark County, Nevada a lawsuit claiming unpaid compensation, bonuses and previous loans in aggregate of $316,000 plus accrued interest and damages.

On March 21, 2016, the Plaintiff and the Company entered into a settlement agreement whereby the Company agreed to settle for a cash payment of $250,000 due December 16, 2016. On March 8, 2017, the settlement agreement was amended with an initial payment of $190,000 to be delivered by March 15, 2017 and the remaining balance of $60,000 shall be paid in twelve (12) monthly payments of $5,000 each through April 1, 2018. At March 21, 2016, the Company reclassified $195,845 accounts payable and $54,155 notes payable, related party to settlement payable in the accompanying balance sheet. As of December 31, 2018 and 2017, the outstanding balance due was $0 and $15,000, respectively.

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

On January 26, 2018, the Company issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued an aggregate of 100,000 shares of the Company’s common stock to the note holders. The fair value of the common stock at the date of issuance of $25,500 was recorded as a debt discount and is amortized as interest expense over the term of the notes. On July 26, 2018, the Company issued 100,000 shares in connection with extending the notes till December 26, 2018, the fair value of the common stock of $12,000 was charged to current period interest. The notes are currently in default.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On November 15, 2018 and December 12, 2018, the Company issued two promissory notes for $275,000 each (aggregate of $550,000) for net proceeds of $250,000 each, after an original interest discount (“OID”) of $25,000 each. The notes are due nine months from the date of issuance and bear a one-time charge of 8% interest applied at issuance date and due upon maturity. In addition, the Company issued 2,500 shares of common stock and 5,000 warrants to acquire the Company’s common stock at $20.00 expiring three years from the date of issuance per each note. The fair value of the common stock, warrants and together with the OID in aggregate of $144,661 was recorded as a debt discount and is amortized over the term of the notes. The fair value of the warrants was determined using the Black-Scholes option method with the following assumptions: expected life 3 years, volatility: 176.31% to 177.01%, risk free rate: 2.78% to 2.91% and stock price: $7.20 to $7.30.

During the year ended December 31, 2018, the Company amortized $17,242 of the debt discount to current period interest expense.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

BICX Holding Company LLC

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due June 10, 2019 and bearing interest at 8% per annum due annually beginning June 10, 2018.

Under the terms of the note, the note holder may, at any time, convert the unpaid principal of the note, or any portion thereof, into shares of the Company’s common stock at an initial conversion price equal to 25% of the Company’s total authorized common stock, determined at $1.90 per share at the date of issuance. In addition, the note contained certain anti-dilution provisions, as defined.

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Company had identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At inception of the 2017 additions, the Company determined the aggregate fair value of $11,023,244 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 167.85% to 168.32%, (3) weighted average risk-free interest rate of 1.26% to 1.37%, (4) expected life of 2.21 to 2.25 years, and (5) estimated fair value of the Company’s common stock of $9.00 to $11.22 per share.

The determined fair value of the debt derivatives of $11,023,244 was charged as a debt discount up to the net proceeds of the note with the remainder of $9,363,244 charged to current period operations as non-cash interest expense.

At June 29, 2017, the date of the Second Amendment modifying the above described note to eliminate the anti-dilutive provision, the Company determined the aggregate fair value the embedded derivatives of $30,806,073, recognizing a gain on change in fair value of $12,217,004 and reclassifying the determined fair value at June 29, 2017 of $30,806,073 to equity. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 169.77%, (3) weighted average risk-free interest rate of 1.38%, (4) expected life of 1.95 years, and (5) estimated fair value of the Company’s common stock of $10.80 per share.

Hoppel/Vista Capital Promissory Notes payable

On October 20, 2016, the Company issued to an aggregate of $220,000 Convertible Promissory Notes. The proceeds from the notes provides was up to an aggregate of $200,000 in net proceeds after taking into consideration an Original Issue Discount (“OID”) of $20,000. The maturity date is six months from the date of issuance.

In connection with the issuance of the promissory notes, the Company issued 800,000 shares of its common stock as an inducement and is obligated to issue an additional 2,500 shares should the Company’s common stock close below $2.50 per share prior to full pay off of the notes. The fair value of the issued shares was charged as a debt discount at the time of issuance.

The Note is convertible after 180 days into shares of the Company’s common stock at a conversion price equal to 60% discount to the lowest closing price of the common stock for the 25 trading days immediately prior the conversion date.

During the year ended December 31, 2017, the Company issued an aggregate of 136,620 shares of its common stock in full settlement of the above described notes.

Summary:

At December 31, 2018 and 2017, the Company did not have convertible notes with embedded derivatives. The charge of the amortization of debt discounts and costs for the year ended December 31, 2018 and 2017 was $1,487,728, and $1,460,225, respectively, which was accounted for as interest expense.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2018 and 2017, the Company had advances from Kent Emry (the former CEO of the Company), Scott Carley, and Neil Muller (the former President of the Company) as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. During the year December 31, 2017, the Company paid $15,000 on Mr. Emry’s note and Neil Muller settled $10,000 of outstanding debt. The balance outstanding as of December 31, 2018 and 2017 was $22,980.

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of December 31, 2018 and 2017 was $163,610.

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

At December 31, 2017, the fair value of the 11,550 warrants containing certain reset provisions were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 154.88%, (3) weighted average risk-free interest rate of 1.39%, (4) expected life of 0.27 years, and (5) estimated fair value of the Company’s common stock of $16.59 per share.

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Effective January 22, 2019, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 100 shares of common stock. As a result, 259,984,655 shares of the Company’s common stock were exchanged for 2,599,847 shares of the Company’s common stock. These consolidated financial statements have been retroactively restated to reflect the reverse stock split.

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Common stock

In January 2017, the Company issued an aggregate of 2,281 shares of its common stock for services rendered valued at $7,478 based on the underlying market value of the common stock at the date of issuance.

In February 2017, the Company issued 3,500 shares of its common stock for services rendered valued at $25,830 based on the underlying market value of the common stock at the date of issuance.

In February 2017, the Company issued 436,667 shares of its common stock in exchange for proceeds of $940,000.

In March 2017, the Company issued an aggregate of 136,620 shares of its common stock in settlement of $220,000 convertible notes payable.

In April 2017, the Company issued an aggregate of 16,750 shares of its common stock for services rendered valued at $62,850 based on the underlying market value of the common stock at the date of issuance.

In May 2017, the Company issued 7,500 shares of its common stock for services rendered valued at $102,750 based on the underlying market value of the common stock at the date of issuance.

In August 2017, the Company issued 5,000 shares of its common stock for services rendered valued at $43,000 based on the underlying market value of the common stock at the date of issuance.

In September 2017, the Company issued an aggregate of 5,500 shares of its common stock for services rendered valued at $47,245 based on the underlying market value of the common stock at the date of issuance.

In October 2017, the Company issued 500 shares of its common stock for services rendered valued at $5,005 based on the underlying market value of the common stock at the date of issuance.

In November 2017, the Company issued 500 shares of its common stock for services rendered valued at $4,450 based on the underlying market value of the common stock at the date of issuance.

In December 2017, the Company issued 8,000 shares of its common stock for services rendered valued at $132,720 based on the underlying market value of the common stock at the date of issuance.

In January 2018, the Company issued 1,250 shares of its common stock as compensation valued at $21,875 based on the underlying market value of the common stock at the date of issuance.

In January 2018, the Company issued 10,000 shares of its common stock for a distribution agreement previously accrued in 2017 and valued at $80,000 based on the underlying market value of the common stock at the date of issuance.

In January 2018, the Company issued 12,500 shares of its common stock in exchange for proceeds of $150,000.

In January 2018, the Company issued 250 shares of its common stock for services rendered valued at $5,270 based on the underlying market value of the common stock at the date of issuance.

In January 2018, the Company issued 1,000 shares of its common stock in connection with notes payable valued at $25,500 based on the underlying market value of the common stock at the date of issuance.

In February 2018, the Company issued 250 shares of its common stock for services rendered valued at $3,640 based on the underlying market value of the common stock at the date of issuance.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In March 2018, the Company issued 5,000 shares of its common stock for services rendered valued at $67,500 based on the underlying market value of the common stock at the date of issuance.

In April 2018, the Company issued 9,156 shares of its common stock for services rendered valued at $124,494 based on the underlying market value of the common stock at the date of issuance.

In June 2018, the Company issued 5,000 shares of its common stock in exchange for proceeds of $100,000.

In July 2018, the Company issued 1,000 shares of its common stock for note payable extension at $12,000 based on the underlying market value of the common stock at the date of issuance.

In August 2018, the Company issued 57,500 shares of its common stock in exchange for proceeds of $1,150,000.

In August 2018, the Company issued 10,500 shares of its common stock for services rendered valued at $137,200 based on the underlying market value of the common stock at the date of issuance.

In October 2018, the Company issued 593 shares of its common stock for services rendered valued at $5,000 based on the underlying market value of the common stock at the date of issuance.

In November 2018, the Company issued 2,500 shares of its common stock in connection with issuance of note payable valued at $18,250 based on the underlying market value of the common stock at the date of issuance.

In December 2018, the Company issued 2,500 shares of its common stock in connection with issuance of note payable valued at $18,000 based on the underlying market value of the common stock at the date of issuance.

In December 2018, the Company issued 20,000 shares of its common stock to acquire intellectual property valued at $226,000 based on the underlying market value of the common stock at the date of issuance.

In December 2018, the Company issued 4,236 shares of its common stock in settlement of accounts payable valued at $29,653 based on the underlying market value of the common stock at the date of issuance.

In December 2018, the Company issued 13,250 shares of its common stock for services rendered valued at $92,750 based on the underlying market value of the common stock at the date of issuance.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 450,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”), restricted stock (the “Restricted Stock”) and unrestricted stock to directors, officers, consultants, advisors and employees.

The Plan shall be administered by the Board or, in the Board’s sole discretion, by the committee administering the Plan (the “Committee”). Subject to the terms of the Plan, the Committee’s charter and applicable laws, and in addition to other express powers and authorization conferred by the Plan.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the year ended December 31, 2018 and 2017:

	2018	2017
Risk-free interest rate	2.85%	1.86%
Dividend yield	0%	0%
Stock price volatility	135.18%	171.77%
Expected life	5.50 years	5.00 years
Weighted average grant date fair value	$12.07	$15.19

On May 25, 2017, the Company awarded options to purchase 350 shares of common stock to key consultant of the Company. These options vest immediately and have a term of 5 years. The options have an exercise price of $1.60 per share. The options had an aggregate grant date fair value of $5,318.

On June 13, 2018, the Company awarded options to purchase an aggregate of 315,000 shares of common stock to key officers and directors of the Company. These options vest monthly over 12 months and have a term of 10 years. The options have an exercise price of $14.00 per share. The options had an aggregate grant date fair value of $3,803,258.

The following table summarizes the stock option activity for the two years ended December 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	478,500	$9.00	4.4	$-
Grants	350	1.60	10.0	-
Exercised	-
Canceled	-
Outstanding at December 31, 2017	478,850	$4.00	8.9	$326,700
Grants	315,000	14.00	5.0	-
Exercised	-
Expired	(2,000)	$10.00	-	-
Outstanding at December 31, 2018	791,850	$8.09	7.7	$1,188,065
Exercisable at December 31, 2018	634,350	$6.63	7.3	$1,188,065

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $5.50 as of December 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2018:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-2.50	330,350	7.5	330,350
2.51-5.00	35,000	1.6	35,000
5.01andup	426,500	8.4	269,000
	791,850	7.7	39,635,000

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The stock-based compensation expense related to option grants was $2,349,427 and $319,460 during the year end December 31, 2018 and 2017, respectively.

As of December 31, 2018, stock-based compensation related to options of $1,584,691 remains unamortized and is expected to be amortized over the weighted average remaining period of 5 months.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	2.92	$20.00	10,000	2.92
25.00	12,750	0.52	25.00	12,750	0.52
100.00	62,500	2.39	100.00	62,500	2.39
$-	85,250	2.17	$79.40	85,250	2.17

During the year ended December 31, 2018, the Company issued an aggregate of 62,500 warrants to purchase the Company’s common stock at an exercise price of $100.00, expiring 3 years from the date of issuance in connection with the sale of common stock.

During the year ended December 31, 2018, the Company issued an aggregate of 10,000 warrants to purchase the Company’s common stock at an exercise price of $20.00, expiring 3 years from the date of issuance in connection with the issuance of notes payable. The warrant fair value was determined using the Black-Scholes option method based on the following assumptions:

Risk-free interest rate	2.78% to 2.91%
Dividend yield	0%
Stock price volatility	176.31% to 177.01%
Expected life	3.00 years
Weighted average grant date fair value	$5.84

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following table summarizes the warrant activity for the two years ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2017	26,300	$58.00
Issued	-
Exercised	-
Expired	(2,000)	25.00
Outstanding at December 31, 2017	24,300	$91.00
Issued	72,500	88.97
Exercised	-	-
Expired	(11,550)	100.00
Outstanding at December 31, 2018	85,250	$79.40

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the year ended December 31, 2018 and 2017, the Company incurred $-0- as consulting fees and expense reimbursements. As of December 31, 2018 and 2017, there was an unpaid balance of $32,318.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2018 and 2017, the Company incurred $200,625 and $204,001, respectively, as consulting fees. As of December 31, 2018 and 2017, there was an unpaid balance of $0 and $14,900, respectively.

The Company had an arrangement with Brady Granier, an officer of the Company. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2018 and 2017, the Company incurred $-0- and $30,727, respectively, as consulting fees. As of December 31, 2018 and 2017, there was an unpaid balance of $-0-. Beginning in 2017, Mr. Granier preformed services under Soupface LLC (see below).

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2018 and 2017, the Company incurred $212,500 and $203,125, respectively, as consulting fees. As of December 31, 2018 and 2017, there was an unpaid balance of $-0- and $14,900, respectively.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the year ended December 31, 2018 and 2017, the Company incurred $167,417 and $175,000 respectively, as consulting fees. As of December 31, 2018 and 2017, there was an unpaid balance of $-0- and $9,900, respectively.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. As of December 31, 2017, there were no significant transactions, assets or liabilities in BioCorRx Pharmaceuticals, Inc., or operations since its formation. During the year ended December 31, 2018, BioCorRx Pharmaceuticals, Inc. began limited operations.

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 15 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2018 included 13%, 18%, 22% and 20% (aggregate of 73%) from four customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2017 included 12%, 12%, 31%, 12% and 13% (aggregate of 80%) from five customers of the Company’s total revenues.

Three customers accounted for 44%, 17% and 32% (aggregate of 93%) of the Company’s total accounts receivable at December 31, 2018 and three customers accounted for 12%, 19% and 13% (aggregate of 44%) of the Company’s total accounts receivable at December 31, 2017.

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2018:

Net loss	$(299,533)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(72,487)

Net loss attributable to the non-controlling interest for the year ended December 31, 2017:

Net loss	$0
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$0

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following table summarizes the changes in non-controlling interest for the two years ended December 31, 2018:

Balance, December 31, 2016	$-
Net loss attributable to the non-controlling interest	-
Balance, December 31, 2017	-
Net loss attributable to the non-controlling interest	(72,487)
Balance, December 31, 2018	$(72,487)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating leases

On March 9, 2016, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease office space in Anaheim, California, commencing July 1, 2016 and expiring on June 30, 2019.

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the year ended December 31, 2018 and 2017, rent expense was $52,029 and $41,533.

As of December 31, 2018, future minimum lease payments for office space are as follows:

Year ended December 31, 2019	$26,844

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

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with an aggregate payments of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of December 31, 2016, the Company has paid an aggregate of $250,000; of which $75,000 is held in escrow with certain drug levels are met. (See Note 5)

In 2016, the Company transferred the rights under the Therakine, Ltd contract to BioCorRx Pharmaceuticals, Inc., a majority owned subsidiary of the Company.

At December 31, 2018, the Company management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of the assets at December 31, 2018. The tests indicated that the recorded remaining book value of its acquired license from TheraKine ltd. (Note 5) exceeded its fair value for the year ended December 31, 2018 and accordingly recorded on impairment loss of $250,000 and reduced the carrying value to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Employment agreements

On June 13, 2018, the Company entered into an Executive Service Agreement with the Company’s Chief Executive Officer, Mr. Brady Granier (the “Granier Executive Agreement”). Mr. Granier’s annual salary remains $175,000, includes a $500 per month car allowance and reimbursements for health and medical insurance. Mr. Granier was also granted a ten-year stock option to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $14.00 per share and shall be granted to Mr. Granier (the “Granier Option”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and the applicable stock option award agreement. Mr. Granier is also eligible to participate in the Company’s Bonus Plan. The Granier Executive Agreement is at-will and may be terminated with or without cause. Mr. Granier is also eligible to receive certain severance benefits in accordance with the Granier Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

On June 13, 2018, the Company entered into an Executive Service Agreement with the Chief Financial Officer and Chief Operating Officer of the Company, Ms. Lourdes Felix (the “Felix Executive Agreement”). Ms. Felix’s annual salary is now $175,000 includes a $500 per month car allowance and reimbursements for health and medical insurance. Ms. Felix was also granted a ten-year stock option to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $14.00 per share and shall be granted to Ms. Felix (the “Felix Option”, together with the “Granier Option” and “Welch Option”, the “Executive Options”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and the applicable stock option award agreement. Ms. Felix is also eligible to participate in the Company’s Bonus Plan. The Felix Executive Agreement is at-will and may be terminated with or without cause. Ms. Felix is also eligible to receive certain severance benefits in accordance with the Felix Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

On June 13, 2018, the Company entered into an Executive Service Agreement with the Company’s Vice President of Operations, Mr. Tom Welch (the “Welch Executive Agreement”). Mr. Welch’s annual salary is now $150,000, includes a $500 per month car allowance and reimbursements for health and medical insurance. Mr. Welch was also granted a ten-year stock option to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $14.00 per share and shall be granted to Mr. Welch (the “Welch Option”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and the applicable stock option award agreement. Mr. Welch is also eligible to participate in the Company’s Bonus Plan. The Welch Executive Agreement is at-will and may be terminated with or without cause.

Mr. Welch is also eligible to receive certain severance benefits in accordance with the Welch Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no other outstanding litigation as of December 31, 2018.

Uncertain Tax Positions

The Company uses a number of independent contractors in our operations in which it does not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. As of December 31, 2018 and 2017, the Company has reviewed the various independent contractor relationships and has determined to not accrue any additional liabilities related to the above contingency.

NOTE 18 – INCOME TAXES

The components of the income tax provisions for 2018 and 2017 are as follows:

	2018	2017
Current provision:
Federal	$-	$-
State	-	-

Deferred benefit:
Federal	(377,512)	(660,421)
State	(174,325)	(119,597)
	(551,837)	(780,018)
Change in valuation allowance	551,837	780,018
Total Provision	$-	$-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2018	2017
Provision at statutory rate	21.0%	34.0%
State taxes, net of federal benefit	8.84%	5.8%
Nondeductible and other items	(8.84)%	(18.8)%
Change in valuation allowance	(21.0)%	(21.0)%
Total	(0.0)%	(0.0)%

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$648,891	$746,919
Share-based compensation	592,023	174,465
Accrual to cash	26,853	(45,292)
Other	379,096	2,278,510
Total deferred tax assets	1,646,863	3,154,602
Valuation allowance	(1,646,863)	(3,098,002)
	-	56,600

Deferred tax liabilities:
Tax deductible licensing agreement	-	(56,600)
Accrual to cash	-	-
Other	-	-

Total deferred tax liabilities	-	(56,600)

Net deferred tax assets (liabilities)	$-	$-

A full valuation allowance has been provided against the Company’s deferred tax assets at December 31, 2018 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has Federal net operating losses (NOLs) of approximately $8.4 million which begin to expire in the years beginning in 2033. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2031 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740 Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2018. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $273,152, with a corresponding net adjustment to valuation allowance of $273,152 as of December 31, 2018.

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$175,975	$175,975

There no items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2018 (See Note 11).

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2016 through December 31, 2018:

	Debt Derivative Liability	Warrant Liability
Balance, December 31, 2016	5,115,280	26,903
Transfers in (out):
Initial fair value of debt derivative at note issuance	11,023,244	-
Transfers out of Level 3 upon conversion and settlement of notes	(1,146,201)	-
Transfers out of Level 3 upon note modification	(30,806,073)	-
Mark-to-market at December 31, 2017:
Embedded derivative	15,813,750	149,072
Balance, December 31, 2017	-	175,975
Transfers in (out):
Transfers out of Level 3 upon election of ASU 2017-11	-	(175,975)
Balance, December 31, 2018	$-	$-

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 20 – SUBSEQUENT EVENTS

On January 1, 2019, The Company issued 2,500 shares of common stock to one consultant with a value per share of approximately $6.10.

On January 26, 2019, The Company issued 1,000 shares of common stock to one lender in connection with a 125,000 replacement promissory note.

In February 2019, the Company issued an aggregate of 833 shares of Common Stock to shareholder who held an amount of shares prior to the Reverse Stock Split not evenly divisible by the reverse split ratio of 1-for-100. These 833 shares were issued to round up such shareholders to the next whole share.

On February 14, 2019, The Company entered into a First Amendment to Lease extending the office lease in Anaheim, California from July 1, 2019 and expiring on September 30, 2024 with rent beginning at $5,522 per month escalating to $6,552 per month.

On February 22, 2019, The Company entered into a subscription agreement with an investor in the amount of $100,000, pursuant to which the investor purchased 22,222 shares at a price per share of approximately $4.50.

On March 29, 2019, The Company issued a total of 6,205 shares of common stock to its five directors with a value per share of approximately $4.03.

In March 2019, the Company entered into subscription agreements with two investors, one of whom is Louis Lucido, a director, pursuant to which the Investors purchased shares of the Company’s common stock. The investors purchased a total of 400,000 shares at a purchase price of $15.00 per share for a total of $6,000,000 invested. The investors will also receive royalties from each future sale of the Company’s weight loss program. A total of $37.50 out of the gross sales amount of each program sold will be paid to the investors starting on the date the first program is sold and ending on the 3rd anniversary of the initial sales date; and a total of $25.00 out of the gross sales amount of each program sold will be paid to the investors thereafter, ending on the 15th anniversary of the initial sales date.

