Form 10-Q
period 2019-03-31
BioCorRx Inc.
filed 2019-05-15
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 15, 2019, there were 3,044,374 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$18,785	$279,772
Accounts receivable, net	11,250	8,000
Prepaid expenses	88,101	31,458
Total current assets	118,136	319,230

Property and equipment, net	80,089	44,369

Right to use assets, net	12,863	-

Other assets:
Patents	15,200	15,200
Intellectual property, net	236,000	236,000
Deposits, long term	13,422	13,422
Total other assets	264,622	264,622

Total assets	$475,710	$628,221

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $47,998 and $32,318, respectively	$1,638,893	$1,554,652
Deferred revenue, short term	161,266	209,474
Deferred revenue-grant	66,000	-
Lease liability	13,245	-
Convertible notes payable, short term portion, net of debt discount of $289,394 and $656,231	3,870,606	3,503,769
Notes payable, short term portion, net of debt discounts of $79,815 and $127,419	720,185	672,581
Notes payable, related party	186,590	186,590
Total current liabilities	6,656,785	6,127,066

Long term debt:
Deferred revenue, long term	197,207	207,523

Total liabilities	6,853,992	6,334,589

Commitments and contingencies	-	-

Deficit:
Preferred stock, no par value and $0.001 par value; 600,000 authorized as of March 31, 2019 and December 31, 2018
Preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	16,000	16,000
Series B Preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 3,030,124 and 2,597,347 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,030	2,597
Common stock subscribed	100,000	100,000
Common stock subscription receivable ( Note 11)	(1,560,000)	-
Additional paid in capital	52,076,488	49,418,356
Accumulated deficit	(56,946,901)	(55,176,450)
Total stockholders' deficit attributable to BioCorRx, Inc.	(6,305,767)	(5,633,881)
Non-controlling interest	(72,515)	(72,487)
Total deficit	(6,378,282)	(5,706,368)

Total liabilities and deficit	$475,710	$628,221

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2019	2018
Revenues, net	$65,274	$147,724

Operating expenses:
Cost of implants and other costs	2,820	32,805
Research and development	145,965	59,006
Selling, general and administrative	1,394,665	591,422
Depreciation and amortization	2,194	3,446
Total operating expenses	1,545,644	686,679

Loss from operations	(1,480,370)	(538,955)

Other income (expenses):
Interest expense, net	(514,168)	(462,791)
Grant income	224,059	-
Total other income (expenses)	(290,109)	(462,791)

Net loss before provision for income taxes	(1,770,479)	(1,001,746)

Income taxes	-	-

Net loss	(1,770,479)	(1,001,746)

Non-controlling interest	28	-

NET LOSS ATTRIBUTIBLE TO BIOCORRX, INC.	$(1,770,451)	$(1,001,746)

Net loss per common share, basic and diluted	$(0.67)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	2,627,864	2,462,705

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2019

	Preferred stock		Series B Preferred stock		Common stock		Common stock	Subscription	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Interest	Total

Balance, December 31, 2018	80,000	$16,000	160,000	$5,616	2,597,347	$2,597	$100,000	$-	$49,418,356	$(55,176,450)	$(72,487)	$(5,706,368)
Roundup shares for reverse stock split	-	-	-	-	849	1	-	-	(1)	-	-	-
Common stock issued for services rendered	-	-	-	-	8,706	9	-	-	40,241	-	-	40,250
Sale of common stock	-	-	-	-	22,222	22	-	-	99,978	-	-	100,000
Common stock issued in connection with note payable extension	-	-	-	-	1,000	1	-	-	7,499	-	-	7,500
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	400,000	400	-	(1,560,000)	1,559,600	-	-	-
Fair value of vested options	-	-	-	-	-	-	-	-	950,815	-	-	950,815
Net loss	-	-	-	-	-	-	-	-	-	(1,704,451)	(28)	(1,704,479)
Balance, March 31, 2019 (unaudited)	80,000	$16,000	160,000	$5,616	3,030,124	$3,030	$100,000	$(1,560,000)	$52,076,488	$(56,880,901)	$(72,515)	$(6,312,282)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2018

	Preferred stock		Series B Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total
Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	2,440,863	$2,440	$100,000	$44,823,542	$(48,840,534)	$(3,892,936)
Effect of adoption of Accounting Codification Standard 2017-11	-	-	-	-	-	-	-	-	175,975	175,975
Common stock issued for services rendered	-	-	-	-	6,750	7	-	98,278	-	98,285
Common stock issued for services accrued in 2017	-	-	-	-	10,000	10	-	(10)	-	-
Sale of common stock	-	-	-	-	12,500	12	-	149,988	-	150,000
Common stock issued in connection with notes payable	-	-	-	-	1,000	1	-	25,499	-	25,500
Stock based compensation	-	-	-	-	-	-	-	78,535	-	78,535
Net loss	-	-	-	-	-	-	-	-	(1,001,746)	(1,001,746)
Balance, March 31, 2018 (unaudited)	80,000	$16,000	160,000	$5,616	2,471,113	$2,470	$100,000	$45,175,832	$(49,666,305)	$(4,366,387)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,770,479)	$(1,001,746)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,194	3,446
Bad debt (recoveries) expense	(1,000)	15,750
Amortization of debt discount	414,441	375,854
Stock based compensation	991,065	176,820
Common stock issued with loan extension	7,500	-
Changes in operating assets and liabilities:
Accounts receivable	(2,250)	(9,500)
Prepaid expenses and other current assets	(56,643)	6,982
Accounts payable and accrued expenses	84,241	96,383
Settlement payable	-	(15,000)
Lease liability	382	-
Deferred revenue	(58,524)	(58,524)
Deferred revenue-grant	66,000	-
Net cash used in operating activities	(323,073)	(409,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(37,914)	-
Net cash used in investing activities	(37,914)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	150,000
Proceeds from notes payable	-	250,000
Net cash provided by financing activities	100,000	400,000

Net decrease in cash and restricted cash	(260,987)	(9,535)
Cash, beginning of the period	279,772	11,342

Cash and restricted cash, end of period	$18,785	$1,807

Supplemental disclosures of cash flow information:
Interest paid	$10,000	$10,507
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$25,465	$-
Record lease liability upon adoption of ASC 842	$26,226	$-
Common stock issued in connection with issuance of notes payable	$-	$25,500
Reclassify fair value of warrant liability upon adoption of ASC 2017-11	$-	$175,975

See the accompanying notes to the unaudited consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of the Company with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 15).

Effective January 22, 2019, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 100 shares of common stock. As a result, 259,984,655 shares of the Company’s common stock were exchanged for 2,599,847 shares of the Company’s common stock. These condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split (See Note 11).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019.

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

MARCH 31, 2019

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

The following table presents our net sales by product category for the three months ended March 31, 2019 and 2018:

	Three months Ended
	March 31, 2019	March 31, 2018
Sales/access fees	$6,750	$64,200
Distribution rights income	58,524	83,524
Net sales	$65,274	$147,724

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2018:
Short term	$209,474
Long term	207,523
Total as of December 31, 2018	$416,997
Cash payments received	-
Net sales recognized	(58,524)
Balance as of March 31, 2019	358,473
Less short term	161,266
Long term	$197,207

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, right-to-use assets, lease liabilities, fair value of intangible assets, useful lives of assets and allowance for doubtful accounts.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $11,500 and $12,500 as of March 31, 2019 and December 31, 2018, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019 and December 31, 2018. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, stock based compensation and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

See Footnote 11 and 12 for stock based compensation and other equity instruments.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of March 31, 2019 and 2018, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

	March 31, 2019	March 31, 2018
Shares underlying options outstanding	790,350	478,850
Shares underlying warrants outstanding	85,250	12,750
Shares underlying convertible notes outstanding	1,312,500	1,312,500
	2,188,100	1,804,100

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $20,503 and $20,815 as advertising costs for the three months ended March 31, 2019 and 2018, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. As of March 31, 2019 $224,059 in grant funds received were recorded as grant income and $66,000 as deferred revenue-grant.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $145,965 and $59,006 for the three months ended March 31, 2019 and 2018, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

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

As of March 31, 2019, there were 790,350 stock options outstanding, of which 711,600 were vested and exercisable. As of March 31, 2018, there were 478,850 stock options outstanding, of which 437,600 were vested and exercisable.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2019 and December 31, 2018, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. In determining the length of the lease term to its long term lease, the Company determined there was no embedded extension option. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $139,407. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $25,465, lease liability of $26,229 and eliminated deferred rent of $764.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2019, the Company had cash of $18,785 and working capital deficit of $6,538,649. During the three months ended March 31, 2019, the Company used net cash in operating activities of $323,073. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2019, the Company raised $100,000 proceeds from the sale of common stock and subsequent to March 31, 2019, the Company entered into a subscription and royalty agreement for net proceeds of $6,000,000 (See Notes 11 and 16). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Office equipment	$34,234	$34,234
Computer equipment	5,544	5,544
Manufacturing equipment	68,661	30,747
	108,439	70,525
Less accumulated depreciation	(28,350)	(26,156)
	$80,089	$44,369

Depreciation expense charged to operations amounted to $2,194 and $1,483, respectively, for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

On March 9, 2016, the Company entered into a lease amendment and expansion agreement, whereby the Company agreed to lease office space in Anaheim, California, commencing July 1, 2016 and expiring on June 30, 2019.

Right to use assets is summarized below:

March 31, 2019
Right to use assets	$139,407
Less accumulated depreciation	(126,544)
Right to use assets, net	$12,863

During the three months ended March 31, 2019, the Company recorded $13,982 as lease expense to current period operations.

Lease liability is summarized below:

March 31, 2019
Total lease liability	$13,245
Less: short term portion	(13,245)
Long term portion	$-

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Maturity analysis under these lease agreements are as follows:

Nine months ended December 31, 2019	$13,422
Less: Present value discount	(177)
Lease liability	$13,245

Lease expense for the three months ended March 31, 2019 was comprised of the following:

Operating lease expense	$13,040
Short-term lease expense	942
Variable lease expense	-
$13,982

NOTE 6 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On January 26, 2016, the Company entered into an asset purchase agreement to acquire intellectual and contractual rights for all of North America with the option for Central and South America for Naltrexone Implants formulas created by the Seller for 24 months upon receipt of the intellectual property for a fee of $55,648. The Company, within the first 12 months has the right to purchase perpetual rights for above territories for a one-time fee, financed over 5 years. The rights are amortized over the 24 month contract life. Amortization charged to operations amounted to $-0- and $1,963 three months ended March 31, 2019 and 2018, respectively.

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

The Company agreed to pay, in return for the license to the Technology, up to $2,750,000 in milestone payments and royalties ranging from 5% to 12% of net sales of products that use the Technology with aggregate payments per year of not less than $250,000. The Company is also required to pay a percentage of any sublicense income it receives related to products that use the Technology. In the event Therakine enters into a license agreement with a third party for products unrelated to injectable naltrexone that use the Technology, Therakine will pay the Company a percentage of its income from these products. As of March 31, 2019 and December 31, 2018, the Company has paid an aggregate of $250,000 of which includes $75,000 that was previously held in escrow until certain drug levels were met.

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

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts payable	$658,789	$656,354
Interest payable on notes payable	980,104	898,234
Deferred rent	-	764
	$1,638,893	$1,554,652

NOTE 8 – NOTES PAYABLE

On January 26, 2018, the Company issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued an aggregate of 100,000 shares of the Company’s common stock to the note holders. The fair value of the common stock at the date of issuance of $25,500 was recorded as a debt discount and is amortized as interest expense over the term of the notes. On July 26, 2018, the Company issued 100,000 shares in connection with extending the notes till December 26, 2018, the fair value of the common stock of $12,000 was charged to current period interest. On January 26, 2019, the Company paid $10,000 interest on one note and issued 1,000 shares of its common stock to extend the note till September 26, 2019. The second note for $125,000 currently is in default.

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

During the three months ended March 31, 2019, the Company amortized $47,604 of the debt discount to current period interest expense.

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

MARCH 31, 2019

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

During the three months ended March 31, 2019 and 2018, the Company amortized $366,837 and $366,837 of the debt discount to current period interest expense.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2019 and December 31, 2018, the Company had advances from Kent Emry (the former CEO of the Company), Scott Carley, and Neil Muller (the former President of the Company) as loans from related parties. The loans are payable on demand and without interest. In addition, the Company has issued unsecured, non-interest bearing demand notes to related parties. During the year December 31, 2017, the Company paid $15,000 on Mr. Emry’s note and Neil Muller settled $10,000 of outstanding debt. The balance outstanding as of March 31, 2019 and December 31, 2018 was $22,980.

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

The Company recorded a debt discount of $11,250 based on the fair value of the Company’s common stock at the issuance date of the promissory note. The discount is amortized ratably over the term on the notes. The note holder subsequently became an officer of the Company. The balance outstanding as of March 31, 2019 and December 31, 2018 was $163,610.

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of March 31, 2019 and December 31, 2018, the Company had 80,000 shares of preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

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

As of March 31, 2019 and December 31, 2018, the Company had 3,030,124 shares and 2,597,347 shares of common stock issued and outstanding.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

During the three months ended March 31, 2019, the Company issued an aggregate of 8,706 shares of its common stock for services rendered valued at $40,250 based on the underlying market value of the common stock at the date of issuance.

During the three months ended March 31, 2019, the Company issued 1,000 shares of its common stock in connect with a note payable extension valued at $7,500 based on the underlying market value of the common stock at the date of issuance.

In March 2019, the Company entered into two Subscription and Royalty Agreements (the “Subscription and Royalty Agreements”), one of which was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (the “Board”). Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”).

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. Under the second agreement, the Company will have complete discretion as to the exact amount of the aggregate purchase price to be allocated to the development and expansion of the Business.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under these Subscription and Royalty Agreements and subsequently in April 2019 received the proceeds. At March 31, 2019, the common shares were recorded at fair market value at the date of the agreements as a subscription receivable of $1,560,000 in the Company’s stockholder’s deficit until the subsequent proceeds are allocated between the common stock and royalty agreements. The Company will assess the allocation of the value between the subscription and royalty agreement in the second quarter when all the funds were received.

NOTE 12 – STOCK OPTIONS AND WARRANTS

Options

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 450,000 shares of Common Stock, through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”), restricted stock (the “Restricted Stock”) and unrestricted stock to directors, officers, consultants, advisors and employees.

The Plan shall be administered by the Board or, in the Board’s sole discretion, by the committee administering the Plan (the “Committee”). Subject to the terms of the Plan, the Committee’s charter and applicable laws, and in addition to other express powers and authorization conferred by the Plan.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	791,850	$8.09	7.7	$1,188,065
Grants	-			-
Exercised	-
Expired	(1,500)	$20.00	-	-
Outstanding at March 31, 2019	790,350	$8.07	7.5	$657,540
Exercisable at March 31, 2019	711,600	$7.42	7.3	$657,540

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $4.00 as of March 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2019:

Options Outstanding
		Weighted	Options Exercisable
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-2.50	330,350	7.2	330,350
2.51-5.00	35,000	1.3	35,000
5.01andup	425,000	8.2	346,250
	790,350	7.5	711,600

The stock-based compensation expense related to option grants was $950,815 and $78,535 during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, stock-based compensation related to options of $633,876 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 months.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	2.67	$20.00	10,000	2.67
25.00	12,750	0.27	25.00	12,750	0.27
100.00	62,500	2.14	100.00	62,500	2.14
$-	85,250	1.92	$79.40	85,250	1.92

The following table summarizes the warrant activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2018	85,250	$79.40
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2019	85,250	$79.40

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three months ended March 31, 2019 and 2018, the Company incurred $-0- as consulting fees and expense reimbursements. As of March 31, 2019 and December 31, 2018, there was an unpaid balance of $32,318.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 17, 2016, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2019 and 2018, the Company incurred $43,750 and $40,000, respectively, as consulting fees. As of March 31, 2019 and December 31, 2018, there was an unpaid balance of $0.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. There was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three months ended March 31, 2019 and 2018, the Company incurred $47,500 and $43,750, respectively, as consulting fees. As of March 31, 2019 and December 31, 2018, there was an unpaid balance of $-0-.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 17, 2016 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the three months ended March 31, 2019 and 2018, the Company incurred $37,500 and $35,000 respectively, as consulting fees. As of March 31, 2019 and December 31, 2018, there was an unpaid balance of $-0-.

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

In March 2019, the Company entered into a Subscription and Royalty Agreement (the “Subscription and Royalty Agreement”), with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Board. Pursuant to the Subscription and Royalty Agreements: (i) Mr. Lucido would purchase shares of Common Stock in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”).

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

NOTE 14 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2019 included 13%, 32%, 30% and 14% (aggregate of 89%) from four customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2018 included 14%, 23% and 13% (aggregate of 50%) from three customers of the Company’s total revenues.

Four customers accounted for 20%, 15%, 16% and 35% (aggregate of 86%) of the Company’s total accounts receivable at March 31, 2019 and three customers accounted for 44%, 17% and 32% (aggregate of 93%) of the Company’s total accounts receivable at December 31, 2018.

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The Company relies on Trinity Rx as its sole supplier of its Naltrexone implant.

NOTE 15 – NON CONTROLLING INTEREST

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2019:

Net loss	$(114)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(28)

Net income attributable to the non-controlling interest for the three months ended March 31, 2018:

Net income	$-0
Average Non-controlling interest percentage of profit/losses	24.2%
Net income attributable to the non-controlling interest	$0

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2019:

Balance, December 31, 2018	(72,487)
Net loss attributable to the non-controlling interest	(28)
Balance, March 31, 2019	$(72,515)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating leases

On February 14, 2019, the Company extended the term of its lease for an additional 63 months beginning July 1, 2019 (at expiry of the original lease). The extended term expires on September 30, 2024. The extended lease has escalating payments from $5,522 per month to $6,552 per month.

Lucido Subscription and Royalty Agreement

On March 28, 2019, the Company entered into a Subscription and Royalty Agreement (the “Lucido Subscription and Royalty Agreement”) with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (the “Board”). Although the Lucido Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on March 28, 2019. Pursuant to the Lucido Subscription and Royalty Agreement: (i) Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay Lucido (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”). The Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development.

Galligan Subscription and Royalty Agreement

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the “Galligan Subscription and Royalty Agreement” and, together with the Lucido Subscription and Royalty Agreement, the “Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of the aggregate Purchase Price of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

The aggregate Purchase Price owed pursuant to the Lucido and Galligan Subscription and Royalty Agreements was paid to the Company in April 2019.

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

Contingencies

On January 17, 2019, the Company was awarded a grant of $5,674,268 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing development of BICX102, a sustained release naltrexone implant for the treatment of opioid use disorder. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. The Company recognizes revenues from grants in the period during which the related costs were incurred. As of March 31, 2019 the Company received cash of $290,059 and recognized revenue of $224,059 thousand related to this grant. $66,000 was included as deferred revenue-grant.

NOTE 17 – SUBSEQUENT EVENTS

In April 2019, the Company issued 8,000 shares of its common stock for investor relations services.

In April 2019, the Company issued 500 shares of its common stock for shares due under a previously issued promissory note.

In April 2019, the Company issued 1,000 shares of its common stock in connection with the March 2019 common stock subscription.

In April 2019, the Company issued an aggregate of 4,750 shares of its common stock for consulting and advisory services.

In April 2019, the Company received $6,000,000 in funds related to subscription and royalty agreement. See Note 11.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has expanded its operations through distribution opportunities of its BioCorRx Recovery Program. There are 18 licensed providers throughout the United States that offer the BioCorRx Recovery Program. The company’s current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

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

Recent Developments

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to grant discretionary authority to the Board of Directors of the Company (the “Board”), at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to our articles of incorporation to effect a reverse split of our issued and outstanding common stock in a range of not less than 1-for-5 and not more than 1-for-500 (the “Reverse Stock Split”). The Reverse Stock Split was filed with the Secretary of State of the State of Nevada and subsequently approved by the Financial Industry Regulatory Authority (FINRA) on January 18, 2019 and took effect on January 22, 2019. All share and per share information in this Quarterly Report have been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

On February 18, 2019, the Board appointed Ms. Luisa Ingargiola and Mr. Louis Lucido to the Board, effective March 1, 2019.

In connection with Ms. Ingargiola’s and Mr. Lucido’s appointments to the Board, the Company entered into a Director Agreement with each of Ms. Ingargiola and Mr. Lucido pursuant to which each director will receive a quarterly cash stipend of $15,000 in compensation for their services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

On March 1, 2019, the Company entered into a director agreement (the “Director Agreement”) with each of the following members of the Board: Lourdes Felix, Kent Emry, and Brady Granier. Pursuant to the Director Agreement each of the Directors will receive a quarterly cash stipend of $15,000 in compensation for his services and shall be issued, upon the last day of each fiscal quarter, provided he is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

In March 2019, the Company entered into two Subscription and Royalty Agreements (the “Subscription and Royalty Agreements”), one of which was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”).

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. Under the second agreement, the Company will have complete discretion as to the exact amount of the aggregate purchase price to be allocated to the development and expansion of the Business.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under these Subscription and Royalty Agreements and subsequently in April 2019 received the proceeds.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended March 31, 2019 Compared with Three Months ended March 31, 2018

Three months ended March 31,	2019	2018
Net Revenues	$65,274	$147,724
Total Operating Expenses	(1,545,644)	(686,679)
Net Interest Expense	(514,168)	(462,791)
Grant income	224,059	-
Non-controlling interest	28	-
Net loss	$(1,770,451)	$(1,001,746)

Revenues

Sales for the three months ended March 31, 2019 were $65,274 compared with $147,724 for the three months ended March 31, 2018, reflecting a decrease of 55.8%.

The decrease in revenue is directly related to the decreased number of patients treated at licensed clinics and a decrease in BioCorRx Recovery Program distribution.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2019 and 2018 were $1,545,644 and $686,679, respectively, reflecting an increase of $858,965. The primary reason for the increase in 2019 is an increase in stock based compensation and in service provider costs as compared to 2018.

In addition, comparing the three months ended March 31, 2019 to March 31, 2018, consulting and investor relations fees increased from $214,091 to $258,094, accounting and legal fees decreased from $66,579 to $18,333, advertising increased from $20,815 to $25,928, and rent decreased from $15,573 to $13,040. In addition, we incurred $991,065 in stock based compensation expense in 2019 compared to $176,820 in 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 and 2018 were $514,168 and $462,791, respectively, the increase is due to debt discount amortization incurred of $414,441 and $375,854 for the three months ended March 31, 2019 and 2018, respectively.

Grant Income

During the three months ended March 31, 2019, we received grant income of $224,059 as compared to $-0- for the comparable period last year. The funds are available to reimburse us for certain incurred direct costs and 17% indirect costs.

Net Loss

For the three months ended March 31, 2019, the Company experienced a net loss of $1,770,479 compared with a net loss of $1,001,746 for the three months ended March 31, 2018. The increase in net loss is primarily due to the higher operating costs and stock based compensation incurred in 2019.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of approximately $19,000. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Three months ended March 31,	2019	2018
Net cash used in operating activities	$(323,073)	$(409,535)
Net cash used in investing activities	(37,914)	-
Net cash provided by financing activities	100,000	400,000
Net decrease in cash	(260,987)	(9,535)
Cash, beginning of period	279,772	11,342
Cash, end of period	$18,785	$1,807

Currently we have no material commitments for capital expenditures as of March 31, 2019. We have historically sought and continue to seek financing from private sources to move our business plan forward. In order to satisfy the financial commitments, we had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $323,073 for the three months ended March 31, 2019 compared to $409,535 used in operating activities the three months ended March 31, 2018. The decrease was primarily due to the reduced operating costs and expenses incurred in 2019 along with a net increase in operating liabilities of $84,241.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 of $37,914 was comprised of purchasing equipment, as compared to nil for the same period, last year.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $300,000, from $400,000 provided by financing activities for the three months ended March 31, 2018 to $100,000 cash provided by financing activities for the three months ended March 31, 2019. The decrease is primarily from $250,000 received from issuance of a note and $150,000 received from the sale of our common stock during the three months ended March 31, 2018 as compared to $100,000 received from the sale of our common stock in the current period.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2019 and December 31, 2018, the Company has a working capital deficit of $6,538,649 and $5,807,836, and an accumulated deficit of $56,946,901 and $55,176,450.

During the three months ended March 31, 2019, the Company raised $100,000 proceeds from the sale of common stock and subsequent to March 31, 2019, the Company entered into a subscription and royalty agreement for net proceeds of $6,000,000 (See Notes 11 and 17). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements.

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

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, right-of-use assets, lease liabilities, and allowance for doubtful accounts.

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. As of March 31, 2019 $224,059 in grant funds received were recorded as grant income and $66,000 as deferred revenue-grant .

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets ( ROU assets ) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities are presented within accrued liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

Recent Accounting Pronouncements

See our discussion under Note 2-Signifciant Accounting Policies in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019 that were not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

3.1

Certificate of Amendment to Articles of Incorporation, filed January 16, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2019)

10.1	Subscription Agreement dated February 22, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019)
10.2

Subscription and Royalty Agreement by and between BioCorRx Inc. and Louis and Carolyn Lucido CRT LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019)

10.3

Subscription and Royalty Agreement by and between BioCorRx Inc. and J and R Galligan Revocable Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019)

10.4	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2019)
31.1

Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

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

BIOCORRX INC.

Date: May 15, 2019	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: May 15, 2019	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

