Form 10-Q
period 2019-06-30
BioCorRx Inc.
filed 2019-08-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, there were 3,059,506 shares of registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “BioCorRx,” “company,” “we,” “us,” and “our” in this document refer to BioCorRx, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$4,812,697	$279,772
Accounts receivable, net	-	8,000
Prepaid expenses	61,475	31,458
Total current assets	4,874,172	319,230

Property and equipment, net	106,461	44,369

Right to use assets	266,647	-

Other assets:
Patents	15,200	15,200
Intellectual property, net	236,000	236,000
Deposits, long term	13,422	13,422
Total other assets	264,622	264,622

Total assets	$5,511,902	$628,221

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $196,642 and $32,318, respectively	$1,536,271	$1,554,652
Deferred revenue, short term	131,434	209,474
Lease liability, short term	43,574	-
Convertible notes payable, net of debt discount of $0 and $656,231	4,160,000	3,503,769
Notes payable, net of debt discounts of $19,428 and $127,419	505,572	672,581
Notes payable, related party	186,590	186,590
Total current liabilities	6,563,441	6,127,066

Long term liabilities:
Royalty obligation - net of discount of $7,055,866 and $0 (related party - $833,177, net of discount of $3,527,933 and $0)	1,666,234	-
Deferred revenue, long term	168,563	207,523
Lease liability, long term	259,790	-
Total liabilities	8,658,028	6,334,589

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 shares authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 3,057,848 and 2,597,347 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,058	2,597
Common stock subscribed	100,000	100,000
Additional paid in capital	55,789,574	49,418,356
Accumulated deficit	(58,986,432)	(55,176,450)
Total deficit attributable to BioCorRx, Inc.	(3,072,184)	(5,633,881)
Non-controlling interest	(73,942)	(72,487)
Total deficit	(3,146,126)	(5,706,368)

Total liabilities and deficit	$5,511,902	$628,221

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues, net	$65,976	$98,674	$131,250	$246,398

Operating expenses:
Cost of implants and other costs	30,365	52,993	33,185	85,798
Research and development	135,138	-	281,103	59,006
Selling, general and administrative	1,497,037	785,834	2,891,702	1,377,256
Depreciation	3,340	1,302	5,534	4,748
Total operating expenses	1,665,880	840,129	3,211,524	1,526,808

Loss from operations	(1,599,904)	(741,455)	(3,080,274)	(1,280,410)

Other income (expenses):
Interest expense, net	(583,308)	(480,132)	(1,097,476)	(942,923)
Grant income	127,737	-	351,796	-
Other miscellaneous income	14,517	-	14,517	-
Total other income (expenses)	(441,054)	(480,132)	(731,163)	(942,923)

Net loss before provision for income taxes	(2,040,958)	(1,221,587)	(3,811,437)	(2,223,333)

Income taxes	-	-	-	-

Net loss	(2,040,958)	(1,221,587)	(3,811,437)	(2,223,333)

Non-controlling interest	1,427	45	1,455	45

Net loss attributable to BioCorRx Inc.	$(2,039,531)	$(1,221,542)	$(3,809,982)	$(2,223,288)

Net loss per common share, basic and diluted	$(0.67)	$(0.49)	$(1.34)	$(0.90)

Weighted average number of common shares outstanding, basic and diluted	3,047,447	2,504,932	2,838,814	2,484,073

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2019
(UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Subscription	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Interest	Total
Balance, December 31, 2018	80,000	$16,000	160,000	$5,616	2,597,347	$2,597	$100,000	$-	$49,418,356	$(55,176,450)	$(72,487)	$(5,706,368)
Round up shares for reverse stock split	-	-	-	-	849	1	-	-	(1)	-	-	-
Common stock issued for services rendered	-	-	-	-	8,706	9	-	-	40,241	-	-	40,250
Sale of common stock	-	-	-	-	22,222	22	-	-	99,978	-	-	100,000
Interest expense paid with common stock	-	-	-	-	1,000	1	-	-	7,499	-	-	7,500
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	400,000	400	-	(1,560,000)	1,559,600	-	-	-
Share-based compensation	-	-	-	-	-	-	-	-	950,815	-	-	950,815
Net loss	-	-	-	-	-	-	-	-	-	(1,770,451)	(28)	(1,770,479)
Balance, March 31, 2019	80,000	16,000	160,000	5,616	3,030,124	3,030	100,000	(1,560,000)	52,076,488	(56,946,901)	(72,515)	(6,378,282)
Common stock issued for services rendered	-	-	-	-	24,882	25	-	-	107,375	-	-	107,400
Interest expense paid with common stock	-	-	-	-	2,842	3	-	-	13,497	-	-	13,500
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	-	-	-	1,560,000	2,889,100	-	-	4,449,100
Share-based compensation	-	-	-	-	-	-	-	-	703,114	-	-	703,114
Net loss	-	-	-	-	-	-	-	-	-	(2,039,531)	(1,427)	(2,040,958)
Balance, June 30, 2019	80,000	$16,000	160,000	$5,616	3,057,848	$3,058	$100,000	$-	$55,789,574	$(58,986,432)	$(73,942)	$(3,146,126)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2018
(UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	2,440,863	$2,440	$100,000	$44,823,542	$(48,840,534)	$-	$(3,892,936)
Effect of adoption of Accounting Codification Standard 2017-11, Revenue from Contracts with Customers	-	-	-	-	-	-	-	-	175,975	-	175,975
Common stock issued for services rendered	-	-	-	-	6,750	7	-	98,278	-	-	98,285
Common stock issued for services accrued in 2017	-	-	-	-	10,000	10	-	(10)	-	-	-
Sale of common stock	-	-	-	-	12,500	12	-	149,988	-	-	150,000
Common stock issued in connection with notes payable	-	-	-	-	1,000	1	-	25,499	-	-	25,500
Share-based compensation	-	-	-	-	-	-	-	78,535	-	-	78,535
Net loss	-	-	-	-	-	-	-	-	(1,001,746)	-	(1,001,746)
Balance, March 31, 2018	80,000	16,000	160,000	5,616	2,471,113	2,470	100,000	45,175,832	(49,666,305)	-	(4,366,387)
Common stock issued for services rendered	-	-	-	-	750	1	-	13,124	-	-	13,125
Proceeds from common stock subscription	-	-	-	-	-	-	1,150,000	-	-	-	1,150,000
Share-based compensation	-	-	-	-	-	-	-	415,265	-	-	415,265
Net loss	-	-	-	-	-	-	-	-	(1,221,542)	(45)	(1,221,587)
Balance, June 30, 2018	80,000	$16,000	160,000	$5,616	2,471,863	$2,471	$1,250,000	$45,604,221	$(50,887,847)	$(45)	$(4,009,584)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,811,437)	$(2,223,333)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation	5,534	4,748
Amortization of discount on royalty obligation	115,334	-
Bad debt expense	2,400	12,250
Interest expense paid with common stock	21,000	-
Amortization of debt discount	764,222	759,587
Amortization of right-of-use asset	15,302	-
Accretion of lease liability	6,164	-
Lease non-cash expense	15,251	-
Stock based compensation	1,801,579	605,210
Changes in operating assets and liabilities:
Accounts receivable	5,600	(18,300)
Prepaid expenses and other current assets	(30,017)	12,071
Accounts payable and accrued expenses	(18,381)	25,696
Settlement payable	-	(15,000)
Deferred revenue	(117,000)	(117,698)
Net cash used in operating activities	(1,224,449)	(954,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(67,626)	(29,563)
Net cash used in investing activities	(67,626)	(29,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	150,000
Proceeds from common stock subscription and royalty agreement	6,000,000	-
Proceeds from common stock subscriptions	-	1,150,000
Proceeds from notes payable	-	250,000
Repayment of notes payable	(275,000)	-
Net cash provided by financing activities	5,825,000	1,550,000

Net increase in cash	4,532,925	565,668
Cash, beginning of the period	279,772	11,342

Cash, end of period	$4,812,697	$577,010

Supplemental disclosures of cash flow information:
Interest paid	$32,000	$-
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets per ASC 842	$307,414	$-
Record lease liability per ASC 842	$341,325	$-
Reclassify fair value of warrant liability upon adoption of ASC 2017-11	$-	$175,975

See the accompanying notes to the unaudited consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 1 – BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program is estimated to launch in October 2019. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing an injectable (BICX101) and implantable naltrexone (BICX102) with the goal of future regulatory approval with the Food and Drug Administration.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of the Company with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 14).

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019.

Basis of presentation

The consolidated financial statements include the accounts of BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the “Company” or “BioCorRx”). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. There were no changes to the Company’s revenue recognition policy from the adoption of ASC 606.

The Company has elected the following practical expedients in applying ASC 606:

•

Unsatisfied Performance Obligations - all performance obligations relate to contracts with a duration of less than one year. The Company has elected to apply the optional exemption provided in ASC 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

•

Contract Costs - all incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

•

Significant Financing Component - the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•

Sales Tax Exclusion from the Transaction Price - the Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

•	Shipping and Handling Activities - the Company elected to account for shipping and handling activities as a fulfillment cost rather than as a separate performance obligation.

•

Modified Retrospective Method - the Company adopted ASC 606 on January 1, 2019 utilizing the modified retrospective method allowing the Company to not retrospectively adjust prior periods. The Company applied the modified retrospective method only to contracts that were not completed at January 1, 2019 and accounted for the aggregate effect of any contract modifications upon adoption.

The Company’s net sales are disaggregated by product category. The sales/access fees consist of product sales. The distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for its products.

The following table presents the Company’s net sales by product category for the three months ended June 30, 2019 and 2018:

	Three months Ended
	June 30, 2019	June 30, 2018
Sales/access fees	$7,500	$39,500
Distribution rights income	58,476	59,174
Net sales	$65,976	$98,674

The following table presents the Company’s net sales by product category for the six months ended June 30, 2019 and 2018:

	Six months Ended
	June 30, 2019	June 30, 2018
Sales/access fees	$14,250	$103,700
Distribution rights income	117,000	142,698
Net sales	$131,250	$246,398

Deferred revenue:

The Company licenses proprietary products and protocols to customers under licensing agreements that allow those customers to utilize the products and protocols in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple performance obligations. Performance obligations can include amounts related to initial non-refundable license fees for the use of the Company’s products and protocols and additional royalties on covered services.

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2018:
Short term	$209,474
Long term	207,523
Total as of December 31, 2018	$416,997
Cash payments received	-
Net sales recognized	(117,000)
Balance as of June 30, 2019	299,997
Less short term	131,434
Long term	$168,563

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, right-to-use assets, lease liabilities, fair value of intangible assets, useful lives of assets and allowance for doubtful accounts.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $400 and $12,500 as of June 30, 2019 and December 31, 2018, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019 and December 31, 2018. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and notes payable. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments was recognized for the six months ended June 30, 2019 and 2018.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. No impairment was recognized for the six months ended June 30, 2019 and 2018.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life of 5 to 15 years. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings.

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

Diluted net loss share is calculated by including any potentially dilutive share issuances in the denominator. As of June 30, 2019 and 2018, potentially dilutive shares issuances were comprised of convertible notes, warrants and stock options.

	June 30, 2019	June 30, 2018
Shares underlying options outstanding	843,630	478,850
Shares underlying warrants outstanding	85,250	12,750
Shares underlying convertible notes outstanding	2,227,575	1,875,000
Convertible preferred stock outstanding	240,000	240,000
	3,396,455	2,606,600

 Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $30,061 and $50,564 as advertising costs for the three and six months ended June 30, 2019 and $21,200 and $42,015 for the three and six months ended June 30, 2018, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. As of June 30, 2019, $351,796 in grant funds received were recorded as grant income.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $135,138 and $281,103 for the three and six months ended June 30, 2019, respectively, and $0 and $59,006 for the three and six months ended June 30, 2018, respectively.

Stock Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered. The measurement date is the earlier of (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Application of New Accounting Standards

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

On February 14, 2019, the Company renewed the lease for another 63 months and remeasured right to use assets and lease liability at $281,949 and $315,096 respectively.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2019, the Company had cash of $4,812,697 and working capital deficit of $1,689,269. During the six months ended June 30, 2019, the Company used net cash in operating activities of $1,224,449. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2019, the Company raised $100,000 proceeds from the sale of common stock and $6,000,000 proceeds in connection with subscription and royalty agreement (See note 11). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months following the filing of this report.

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

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Office equipment	$34,234	$34,234
Computer equipment	5,544	5,544
Manufacturing equipment	98,373	30,747
	138,151	70,525
Less accumulated depreciation	(31,690)	(26,156)
	$106,461	$44,369

Depreciation expense charged to operations amounted to $3,340 and $5,534, respectively, for the three and six months ended June 30, 2019; and $1,302 and $4,748, respectively, for the three and six months ended June 30, 2018.

NOTE 5 – LEASE

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

On February 14, 2019, the Company extended the term of its lease for an additional 63 months beginning July 1, 2019 (at expiry of the original lease). The extended term expires on September 30, 2024. The extended lease has escalating payments from $5,522 per month to $6,552 per month. On February 14, 2019, the Company reassessed the value of right to use assets of $281,949 and lease liability of $315,096.

During the six months ended June 30, 2019, the Company recorded $62,797 as lease expense to current period operations.

Lease liability is summarized below:

June 30, 2019
Total lease liability	$303,364
Less: short term portion	(43,574)
Long term portion	$259,790

Maturity analysis under these lease agreements are as follows:

Six months ended December 31, 2019	$33,134
2020	67,392
2021	69,751
2022	72,222
2023 and beyond	132,313
Less: Present value discount	(71,448)
Lease liability	$303,364

Lease expense for the six months ended June 30, 2019 was comprised of the following:

Operating lease expense	$62,797
Short-term lease expense	-
Variable lease expense	-
$62,797

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	5.26
Weighted-average discount rate	8%

NOTE 6 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000.

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts payable	$485,277	$655,654
Interest payable on notes payable	1,050,994	898,234
Deferred rent	-	764
	$1,536,271	$1,554,652

NOTE 8 – NOTES PAYABLE

On January 26, 2018, the Company issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued an aggregate of 100,000 shares of the Company’s common stock to the note holders. The fair value of the common stock at the date of issuance of $25,500 was recorded as a debt discount and is amortized as interest expense over the term of the notes. On July 26, 2018, the Company issued 100,000 shares in connection with extending the notes till December 26, 2018, the fair value of the common stock of $12,000 was charged to current period interest. On January 26, 2019, the Company paid $10,000 interest on one note and issued 1,000 shares of its common stock valued at $7,500 to extend the note till September 26, 2019. The second note for $125,000 is extended until September 26, 2019.

On November 15, 2018 and December 12, 2018, the Company issued two promissory notes for $275,000 each (aggregate of $550,000) for net proceeds of $250,000 each, after an original interest discount (“OID”) of $25,000 each. The notes are due nine months from the date of issuance and bear a charge of 8% interest applied at issuance date and due upon maturity. In addition, the Company issued 2,500 shares of common stock and 5,000 warrants to acquire the Company’s common stock at $20.00 expiring three years from the date of issuance per each note. The fair value of the common stock, warrants and together with the OID in aggregate of $144,661 was recorded as a debt discount and is amortized over the term of the notes. The fair value of the warrants was determined using the Black-Scholes option method with the following assumptions: expected life 3 years, volatility: 176.31% to 177.01%, risk free rate: 2.78% to 2.91% and stock price: $7.20 to $7.30. On April 26, 2019, the Company paid in full one of the promissory notes, and the other note for $275,000 was outstanding as of June 30, 2019. On July 9, 2019, the Company paid the second promissory note in full. The two promissory notes have been repaid as of July 9, 2019.

During the three and six months ended June 30, 2019, the Company amortized $60,387 and $107,991, respectively, of the debt discount to current period interest expense.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due March 3, 2020 and bearing interest at 8% per annum due annually beginning June 10, 2018. On March 3, 2017 the convertible promissory note was subsequently amended and is convertible into 42.43% of the Company’s total authorized common stock and the Company received additional investment of $1,660,000 from the holder. The note will be convertible into a fixed number of shares of common stock equal to 42.43% (2,227,575 shares) of the total authorized common stock as of March 3, 2017 (closing). As of June 30, 2018, the convertible promissory note had a balance of $4,160,000.

 During the three and six months ended June 30, 2019, the Company amortized $289,394 and $656,231, respectively, of the debt discount to current period interest expense.

The interest expense during the three and six months ended June 30, 2019 was $82,972 and 165,032, respectively.

NOTE 10 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2019 and December 31, 2018, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of June 30, 2019 and December 31, 2018 was $1,500.

As of June 30, 2019, and December 31, 2018, the Company had advances from Scott Carley (shareholder). The balance outstanding as of June 30, 2019 and December 31, 2018 was $21,480.

On January 22, 2013, the Company issued a unsecured promissory note payable to Kent Emry (Chairman of the Company) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The note holder subsequently became an officer of the Company. The balance outstanding as of June 30, 2019 and December 31, 2018 was $163,610.

NOTE 11 – ROYALTY OBLIGATIONS, NET

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

The Company accounted for this transaction as debt in accordance with ASC 470-10-25 and derived a debt discount, which is amortized using the effective interest method over the expected life of the arrangement, which is 15 years. The Company has no obligation to repay the then outstanding balance if during the expected life of 15 years the treatment is discontinued. In order to record the discount of the liability, the Company fair valued the royalty and the difference between fair value of the royalty obligation and the gross projected future payments was $7,171,200 and was recorded as non-cash interest expense over the life of the liability and offset to additional paid in capital at inception.

During the three months and six months ended June 30, 2019, the Company amortized $115,334 and $115,334 as interest expenses, respectively.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Effective January 22, 2019, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 100 shares of common stock. As a result, 259,984,655 shares of the Company’s common stock were exchanged for 2,599,847 shares of the Company’s common stock. These unaudited condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split.

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of June 30, 2019 and December 31, 2018, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

Each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock were owned by management.

Each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock were owned by management.

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

As of June 30, 2018 and December 31, 2017, the Company had 2,471,863 shares and 2,440,863 shares of common stock issued and outstanding.

During the six months ended June 30, 2018, the Company issued an aggregate of 7,500 shares of its common stock for services rendered valued at $111,410 based on the underlying market value of the common stock at the date of issuance.

During the six months ended June 30, 2018, the Company issued 10,000 shares of its common stock in connection with a distribution agreement previously accrued during the year ended December 31, 2017.

During the six months ended June 30, 2018, the Company issued an aggregate of 1,000 shares of its common stock in connection with the issuance of promissory notes payable valued at $25,500 based on the underlying market value of the common stock at the date of issuance.

During the six months ended June 30, 2018, the Company issued 12,500 shares of its common stock in exchange for proceeds of $150,000 and received $1,150,000 common stock subscriptions for 57,500 shares of its common stock and 57,500 three year warrants with an exercise price of $1.00 per share.

As of June 30, 2019 and December 31, 2018, the Company had 3,057,848 shares and 2,597,347 shares of common stock issued and outstanding.

During the six months ended June 30, 2019, the Company issued an aggregate of 33,588 shares of its common stock for services rendered valued at $147,650 based on the underlying market value of the common stock at the date of issuance.

During the six months ended June 30, 2019, the Company issued 3,842 shares of its common stock to pay for interest expense valued at $21,000 based on the underlying market value of the common stock at the date of issuance.

In February 2019, the Company issued 22,222 shares of its common stock valued at $100,000 in connection with the February 2019 common stock subscription.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under these Subscription and Royalty Agreements and subsequently in April 2019 received the proceeds.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Options

Stock options have been granted under the following plans:

[i] On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 146,500 stock options. As of June 30, 2019 an aggregate total of 1,500 options have expired and 144,379 can still be granted under the plan.

[ii] On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of June 30, 2019 an aggregate total of 325,900 options can still be granted under the plan.

[iii] On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The company has granted an aggregate of 368,280 stock options. As of June 30, 2019 an aggregate total of 81,720 options can still be granted under the plan.

During the six months ended June 30, 2019, the Board of Directors approved the grant of 53,280 stock options to consultants valued at $233,111. The term of the options ranges from one to five years, and the vesting period of the options ranges from one to two years.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

Risk-free interest rate	2.36% - 2.58%
Expected term (years)	1.00 – 5.00
Expected volatility	99.85% - 143.11%
Expected dividends	0.00

The following table summarizes the stock option activity for the six months ended June 30, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	791,850	$8.09	7.7	$1,188,065
Grants	53,280	6.52	2.9	-
Exercised	-
Expired	(1,500)	$20.00	-	-
Outstanding at June 30, 2019	843,630	$7.98	7.0	$740,128
Exercisable at June 30, 2019	802,967	$8.05	7.1	$740,128

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $4.25 as of June 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2019:

Options Outstanding
		Weighted	Options Exercisable
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-2.50	330,350	7.0	330,350
2.51-5.00	35,000	1.1	35,000
5.01and up	478,280	7.4	437,617
	843,630	7.0	802,967

The stock-based compensation expense related to option grants was $703,114 and $1,653,929 during the three and six months ended June 30, 2019 and $78,535 and $448,800 for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, stock-based compensation related to options of $163,874 remains unamortized and is expected to be amortized over the weighted average remaining period of 10.5 months.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	2.42	$20.00	10,000	2.42
25.00	12,750	0.02	25.00	12,750	0.02
100.00	62,500	1.89	100.00	62,500	1.89
$-	85,250	1.67	$79.40	85,250	1.67

The following table summarizes the warrant activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2018	85,250	$79.40
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2019	85,250	$79.40

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, (“PARS”). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three and six months ended June 30, 2019 and 2018, the Company incurred $0 as consulting fees and expense reimbursements. As of June 30, 2019 and December 31, 2018, there was an unpaid balance of $0 and $32,318, respectively.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and six months ended June 30, 2019, the Company incurred $43,750 and $87,500, respectively, as consulting fees. During the three and six months ended June 30, 2018, the Company incurred $40,798 and $80,798, respectively, as consulting fees. As of June 30, 2019 and December 31, 2018, there was an unpaid balance of $0.

 The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. For the three and six months ended June 30, 2019, the Company incurred $47,500 and $95,000, respectively, as consulting fees. For the three and six months ended June 30, 2018, the Company incurred $43,750 and $87,500, respectively, as consulting fees. As of June 30, 2019 and December 31, 2018, there was an unpaid balance of $0.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the three and six months ended June 30, 2019, the Company incurred $37,500 and $75,000, respectively, as consulting fees. As of June 30, 2019 and December 31, 2018, there was an unpaid balance of $0.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. During the six months ended June 30, 2019, BioCorRx Pharmaceuticals, Inc. began limited operations and there was no operation prior to that.

In March 2019, in the Company entered into a Subscription and Royalty Agreement (the “Subscription and Royalty Agreement”), with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Board. (See Note 11). The Company received an aggregate gross proceeds of $3,000,000 and $0 royalty was due at June 30, 2019.

As of June 30, 2019, the Company’s related party payable was $196,642, which comprised of compensation payable and interest payable to directors. The Company also issued 12,086 shares of common stock to directors during the six months ended June 30, 2019.

NOTE 15 – CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2019 included 13% and 13% (aggregate of 26%) from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2019 included 19% and 18% (aggregate of 37%) from two customers of the Company’s total revenues.

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

At June 30, 2019, the accounts receivable is $NIL and three customers accounted for 44%, 17% and 32% (aggregate of 93%) of the Company’s total accounts receivable at December 31, 2018.

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended June 30, 2019:

Net loss	$(5,900)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(1,427)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2019:

Net loss	$(6,014)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(1,455)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2019:

Balance, December 31, 2018	(72,487)
Net loss attributable to the non-controlling interest	(1,455)
Balance, June 30, 2019	$(73,942)

Net loss attributable to the non-controlling interest for the three months ended June 30, 2018:

Net loss	$(184)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(45)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2018:

Net loss	$(184)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(45)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2018:

Balance, December 31, 2017	-
Net loss attributable to the non-controlling interest	(45)
Balance, June 30, 2018	$(45)

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Director Agreements

Effective March 1, 2019, the Board appointed Ms. Luisa Ingargiola. In connection with Ms. Ingargiola’s appointment to the Board, the Company entered into a Director Agreement with Ms. Ingargiola pursuant to which she will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000.

Effective March 1, 2019, the Board appointed Mr. Louis Lucido. In connection with Mr. Lucido’s appointment to the Board, the Company entered into a Director Agreement with Mr. Lucido pursuant to which he will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000.

Effective March 1, 2019, the Board authorized a formal Director Agreement with Mr. Brady Granier. Pursuant to Mr. Granier’s agreement, he will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000.

Effective March 1, 2019, the Board authorized a formal Director Agreement with Ms. Lourdes Felix. Pursuant to Ms. Felix’s agreement, she will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000.

Effective March 1, 2019, the Board authorized a formal Director Agreement with Mr. Kent Emry. Pursuant to Mr. Emry’s agreement, he will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000.

Employment Agreements

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month.

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

The Company issued 200,000 common shares to Lucido on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019.

Galligan Subscription and Royalty Agreement

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the “Galligan Subscription and Royalty Agreement” and, together with the Lucido Subscription and Royalty Agreement, the “Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

The Company issued 200,000 common shares to Galligan on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of June 30, 2019, the Company has paid $27,800 to Alpine Creek. $96,120 is owed to Alpine Creek as of June 30, 2019 and December 31, 2018.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. As of June 30, 2019, there are no payments due.

Charles River Laboratories, Inc.

On May 24, 2019, the Company entered into a Master Services Agreement (the “MSA”) with Charles River Laboratories, Inc. (“Charles River”). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River.

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. The total consideration the Company will pay Charles River for these six studies is $2,760,000.

Agreements

As of June 30, 2019 the Company has entered into five consulting and scientific advisory board agreements. In compensation for services: (i) two advisory board members shall be issued common stock equivalent to $5,000 the last day of such quarter when meetings are held (ii) one consultant shall receive common stock equivalent to $6,250 on the last day of each month and (iii) one consultant shall receive a renumeration amount of $10,000-$12,000 per month with an earn out potential of 1% of the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals based on certain factors (iv) one consultant shall be eligible to earn a bonus of 5% of annual sales for UnCraveRx Weight Loss Program if annual sales of $1-5M are achieved during the term of the agreement.

On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning approximately September 1, 2019 (upon the landlord’s completion of the work on the new space). The extended term expires on November 30, 2024. The extended lease has escalating payments from $9,505 per month to $11,018 per month

In 2019, the Company entered into a contract manufacturing agreement for an estimated total fees of $578,500.

NOTE 18 – SUBSEQUENT EVENTS

On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning approximately September 1, 2019 (upon the landlord’s completion of the work on the new space). The extended term expires on November 30, 2024. The extended lease has escalating payments from $9,505 per month to $11,018 per month.

In July 2019, the Company issued an aggregate of 1,658 shares of its common stock for consulting services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in its other reports filed with the Securities and Exchange Commission. Important factors currently known to the Company could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our”, the “Company” or “our Company” refer to BioCorRx Inc., a Nevada corporation, and its subsidiaries.

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program is estimated to launch in October 2019. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing its product candidate (BICX101) a sustained release, injectable naltrexone for the treatment of opioid abuse and alcoholism. The company is also developing an implantable naltrexone treatment (BICX102) a long-acting naltrexone implant that can last several months for the treatment of opioid dependence and alcohol use disorders with the goal of future regulatory approval with the Food and Drug Administration.

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

The Company’s subsidiary, BioCorRx Pharmaceuticals, is focused on acquiring and the development of products for the treatment of addiction and other possible disorders. Specifically, the company is developing injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. The Company’s pipeline includes BICX101 for the treatment of opioid addiction and alcoholism as well as BICX102 for the same indications.

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

The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that helps to reduce food cravings combined with on-demand virtual lifestyle support, fitness and nutrition. The UnCraveRx™ virtual app is available online www.myuncraverx.com or through Android or iOS app stores. The estimated launch of the full program is October 2019.

Recent Developments

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to grant discretionary authority to the Board of Directors of the Company (the “Board”), at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to the Company’s articles of incorporation to effect a reverse split of its issued and outstanding common stock in a range of not less than 1-for-5 and not more than 1-for-500 (the “Reverse Stock Split”). The Reverse Stock Split was filed with the Secretary of State of the State of Nevada and subsequently approved by the Financial Industry Regulatory Authority (FINRA) on January 18, 2019 and took effect on January 22, 2019. All share and per share information in this Quarterly Report have been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended June 30, 2019 Compared with Three Months ended June 30, 2018

Three months ended June 30,	2019	2018
Net Revenues	$65,976	$98,674
Total Operating Expenses	(1,665,880)	(840,129)
Net Interest Expense	(583,308)	(480,132)
Grant income	127,737	-
Other miscellaneous income	14,517	-
Net loss	$(2,040,958)	$(1,221,587)

Revenues

Total net revenues for the three months ended June 30, 2019 were $65,976 compared with $98,674 for the three months ended June 30, 2018, reflecting a decrease of 33.1%. Sales/access fees for three months ended June 30, 2019 and 2018 were $7,500 and $39,500, respectively, reflecting a decrease of $32,000. The primary reason for the decrease in 2019 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. The lack of payer reimbursement for treatment has significantly affected and limited licensed clinics from providing treatment to individuals seeking treatment. Distribution rights income for three months ended June 30, 2019 and 2018 were $58,476 and $59,174, respectively, the decrease was immaterial.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2019 and 2018 were $1,665,880 and $840,129, respectively, reflecting an increase of $825,751. The primary reason for the increase in 2019 is an increase in stock based compensation related to both directors and service providers as compared to 2018. The Company incurred $810,514 in stock based compensation expense for the three months ended June 30, 2019 compared to $428,390 for the three months ended June 30, 2018. In addition, comparing the three months ended June 30, 2019 to June 30, 2018, research and development expense increased from $0 to $135,138 due to the development costs associated with the upcoming full launch of the Company’s UnCraveRx™ weight loss program, consulting and investor relations fees increased from $210,381 to $305,826 due to an increase in the compensation for the Company’s directors, and accounting and legal fees increased from $28,038 to $165,633 due to more legal services used in 2019 in connection with the Company’s S-1 filings.

Interest Expense

Interest expense for the three months ended June 30, 2019 and 2018 were $583,308 and $480,132, respectively. The increase is primarily due to the interest expense incurred on a past due bill and the amortization of discount on royalty obligation during the three months ended June 30, 2019.

Grant Income

During the three months ended June 30, 2019, the Company received grant income of $127,737 as compared to $0 for the comparable period last year. The funds are available to reimburse the Company for certain incurred direct costs and 17% indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the three months ended June 30, 2019, the Company experienced a net loss of $2,040,958 compared with a net loss of $1,221,587 for the three months ended June 30, 2018. The increase in net loss is primarily due to the higher operating costs and stock based compensation incurred in 2019.

Six Months ended June 30, 2019 Compared with Six Months ended June 30, 2018

Six months ended June 30,	2019	2018
Net Revenues	$131,250	$246,398
Total Operating Expenses	(3,211,524)	(1,526,808)
Net Interest Expense	(1,097,476)	(942,923)
Grant income	351,796	-
Other miscellaneous income	14,517	-
Net loss	$(3,811,437)	$(2,223,333)

Revenues

Total net revenues for the six months ended June 30, 2019 were $131,250 compared with $246,398 for the three months ended June 30, 2018, reflecting a decrease of 46.7%. Sales/access fees for six months ended June 30, 2019 and 2018 were $14,250 and $103,700, respectively, reflecting a decrease of $89,450. The primary reason for the decrease in 2019 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. The lack of payer reimbursement for treatment has significantly affected and limited licensed clinics from providing treatment to individuals seeking treatment. Distribution rights income for six months ended June 30, 2019 and 2018 were $117,000 and $142,698, respectively, reflecting a decrease of $25,698. The primary reason for the decrease in 2019 was due to the deferred revenues from certain licenses were fully amortized in prior years.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2019 and 2018 were $3,211,524 and $1,526,808, respectively, reflecting an increase of $1,684,716. The primary reason for the increase in 2019 is an increase in stock based compensation related to both directors and service providers as compared to 2018. The Company incurred $1,801,579 in stock based compensation expense in 2019 compared to $605,210 in 2018. In addition, comparing the six months ended June 30, 2019 to June 30, 2018, research and development expense increased from $59,006 to $281,103 due to the launch and expand of the Company’s weight loss program, consulting and investor relations fees increased from $424,472 to $563,920 due to the compensation for the Company’s directors, and accounting and legal fees increased from $ $94,617 to $183,966 due to more legal services used in 2019 in connection with the Company’s S-1 filings.

Interest Expense

Interest expense for the six months ended June 30, 2019 and 2018 were $1,097,476 and $942,923, respectively, the increase is due to debt discount amortization and interest incurred on outstanding loans of $970,027 and $942,923 for the six months ended June 30, 2019 and 2018, respectively, and the interest expense incurred on past due bill and the amortization of discount on royalty obligation during the six months ended June 30, 2019.

Grant Income

During the six months ended June 30, 2019, the Company received grant income of $351,796 as compared to $0 for the comparable period last year. The funds are available to reimburse the Company for certain incurred direct costs and 17% indirect costs.

Net Loss

For the six months ended June 30, 2019, the Company experienced a net loss of $3,811,437 compared with a net loss of $2,223,333 for the six months ended June 30, 2018. The increase in net loss is primarily due to the higher operating costs and stock based compensation incurred in 2019.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash of approximately $4,813,000. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

Six months ended June 30,	2019	2018
Net cash used in operating activities	$(1,224,449)	$(954,769)
Net cash used in investing activities	(67,626)	(29,563)
Net cash provided by financing activities	5,825,000	1,550,000
Net increase in cash	4,532,925	565,668
Cash, beginning of period	279,772	11,342
Cash, end of period	$4,812,697	$577,010

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

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

For the next twelve months, the Company anticipates that it will need to supplement its revenues with additional capital investment or debt to ensure that the Company will have adequate cash to provide the minimum operating cash requirements to continue as a going concern. There can be no guarantee or assurance that the Company can raise adequate capital from outside sources. If the Company is unable to raise funds when required or on acceptable terms, it has to significantly scale back, or discontinue its operations.

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,224,449 for the six months ended June 30, 2019 compared to $954,769 used in operating activities the six months ended June 30, 2018. The increase was primarily due to the increased operating costs and expenses incurred in 2019 along with a net decrease in operating liabilities of $135,381.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 of $67,626 was comprised of purchasing equipment, as compared to $29,563 for the same period of last year. The increase was primarily due to the purchase of machinery for research and development activities.

Net Cash Flow from Financing Activities

Net cash provided by financing activities increased by $4,275,000, from $1,550,000 provided by financing activities for the six months ended June 30, 2018 to $5,825,000 cash provided by financing activities for the six months ended June 30, 2019. The increase is primarily due to the $6,000,000 proceeds received in connection with two Subscription and Royalty agreements entered into with Louis and Carolyn Lucido CRT LLC, and J and R Galligan Revocable Trust.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2019 and December 31, 2018, the Company has a working capital deficit of $1,689,269 and $5,807,836, and an accumulated deficit of $58,986,432 and $55,176,450. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2019, the Company raised $100,000 proceeds from the sale of common stock and $6,000,000 proceeds in connection with subscription and royalty agreement (See Note 11). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months since the date of the issuance of the financial statements.

The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement the Company’s business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in its securities.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, right-of-use assets, lease liabilities, and allowance for doubtful accounts.

Revenue Recognition

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

The Company licenses proprietary products and protocols to customers under licensing agreements that allow those customers to utilize the products and protocols in services they provide to their customers. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple performance obligations. Performance obligations can include amounts related to initial non-refundable license fees for the use of the Company’s products and protocols and additional royalties on covered services.

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. As of June 30, 2019 $351,796 in grant funds received were recorded as grant income.

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

Recent Accounting Pronouncements

See the Company’s discussion under Note 2-Signifciant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2019 were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

There were, however, changes to our internal control over financial reporting during 2016 and 2017 that have not previously been reported. In August 2016, we hired an accounting administrator to perform basic bookkeeping functions which allows for segregation of duties between different personnel. In addition, in August 2017, we hired a part-time outsourced controller to review the financial statements prepared by other Company personnel. On July 1, 2019, we hired an accounting manager to oversee our day-to-day accounting operations.

Management’s report on internal control over financial reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, as a result of the full integration during 2018 and 2019 of our accounting administrator, our part-time outsourced controller and accounting manager, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be engaged in various lawsuits and legal proceedings in the ordinary course of its business. Except as described below, the Company is currently not aware of any legal proceedings the ultimate outcome of which, in its judgment based on information currently available, would have a material adverse effect on its business, financial condition or results of operations. The Company is currently not a party to any material legal proceedings or claims not previously disclosed on Form 8-K.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019 that were not previously reported in a Current Report on Form 8-K except as follows:

During the three months ended March 31, 2019, the Company issued an aggregate of 8,706 shares of its common stock for services rendered valued at $40,250 based on the underlying market value of the common stock at the date of issuance.

During the three months ended March 31, 2019, the Company issued 1,000 shares of its common stock to pay for interest expense valued at $7,500 based on the underlying market value of the common stock at the date of issuance.

During the three months ended June 30, 2019, the Company issued an aggregate of 33,588 shares of its common stock for services rendered valued at $147,650 based on the underlying market value of the common stock at the date of issuance.

During the three months ended June 30, 2019, the Company issued 3,842 shares of its common stock to pay for interest expense valued at $21,000 based on the underlying market value of the common stock at the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1

Master Services Agreement by and between BioCorRx Inc. and Charles River Laboratories Inc., dated May 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2019)

31.1

Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

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

BIOCORRX INC.

Date: August 14, 2019	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

