Form 10-Q
period 2019-09-30
BioCorRx Inc.
filed 2019-11-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2019, there were 5,301,346 shares of registrant's common stock outstanding.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms "BioCorRx," "company," "we," "us," and "our" in this document refer to BioCorRx, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$3,589,982	$279,772
Accounts receivable, net	1,600	8,000
Prepaid expenses	247,001	31,458
Total current assets	3,838,583	319,230

Property and equipment, net	98,383	44,369

Right to use assets	256,544	-

Other assets:
Patents, net	14,030	15,200
Intellectual property, net	236,000	236,000
Deposits, long term	53,793	13,422
Total other assets	303,823	264,622

Total assets	$4,497,333	$628,221

LIABILITIES AND EQUITY/(DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $241,629 and $32,318, respectively	$1,828,975	$1,554,652
Deferred revenue, short term	121,982	209,474
Lease liability, short term	45,017	-
Convertible notes payable, net of debt discount of $0 and $656,231	-	3,503,769
Notes payable, net of debt discounts of $0 and $127,419	125,000	672,581
Notes payable, related party	186,590	186,590
Total current liabilities	2,307,564	6,127,066

Long term liabilities:
Royalty obligation - net of discount of $6,934,092 and $0 (related party - $894,004, net of discount of $3,467,046 and $0)	1,788,008	-
Deferred revenue, long term	139,604	207,523
Lease liability, long term	247,777	-
Total liabilities	4,482,953	6,334,589

Commitments and contingencies

Equity/(Deficit):
Preferred stock, no par value, 600,000 shares authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 5,299,184 and 2,597,347 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5,299	2,597
Common stock subscribed	100,000	100,000
Additional paid in capital	59,981,670	49,418,356
Accumulated deficit	(60,017,338)	(55,176,450)
Total equity/(deficit) attributable to BioCorRx, Inc.	91,247	(5,633,881)
Non-controlling interest	(76,867)	(72,487)
Total equity/(deficit)	14,380	(5,706,368)

Total liabilities and equity/(deficit)	$4,497,333	$628,221

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues, net	$46,561	$78,584	$177,811	$324,982

Operating expenses:
Cost of implants and other costs	22,295	20,585	55,480	106,383
Research and development	298,263	35,759	579,366	94,765
Selling, general and administrative	605,095	1,422,055	3,496,797	2,799,311
Depreciation and amortization	6,545	1,303	12,079	6,051
Total operating expenses	932,198	1,479,702	4,143,722	3,006,510

Loss from operations	(885,637)	(1,401,118)	(3,965,911)	(2,681,528)

Other income (expenses):
Interest expense, net	(376,665)	(485,395)	(1,474,141)	(1,428,318)
Grant income	230,373	-	582,169	-
Loss on sale of fixed assets	(1,902)	-	(1,902)	-
Other miscellaneous income	-	-	14,517	-
Total other income (expenses)	(148,194)	(485,395)	(879,357)	(1,428,318)

Net loss before provision for income taxes	(1,033,831)	(1,886,513)	(4,845,268)	(4,109,846)

Income taxes	-	-	-	-

Net loss	(1,033,831)	(1,886,513)	(4,845,268)	(4,109,846)

Non-controlling interest	2,925	3,328	4,380	3,373

Net loss attributable to BioCorRx Inc.	$(1,030,906)	$(1,883,185)	$(4,840,888)	$(4,106,473)

Net loss per common share, basic and diluted	$(0.33)	$(0.75)	$(1.66)	$(1.66)

Weighted average number of common shares outstanding, basic and diluted	3,083,651	2,499,319	2,921,916	2,478,185

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY/(DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(UNAUDITED)
	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Subscription	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Interest	Total
Balance, December 31, 2018	80,000	$16,000	160,000	$5,616	2,597,347	$2,597	$100,000	$-	$49,418,356	$(55,176,450)	$(72,487)	$(5,706,368)
Round up shares for reverse stock split	-	-	-	-	849	1	-	-	(1)	-	-	-
Common stock issued for services rendered	-	-	-	-	8,706	9	-	-	40,241	-	-	40,250
Sale of common stock	-	-	-	-	22,222	22	-	-	99,978	-	-	100,000
Interest expense paid with common stock	-	-	-	-	1,000	1	-	-	7,499	-	-	7,500
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	400,000	400	-	(1,560,000)	1,559,600	-	-	-
Share-based compensation	-	-	-	-	-	-	-	-	950,815	-	-	950,815
Net loss	-	-	-	-	-	-	-	-	-	(1,770,451)	(28)	(1,770,479)
Balance, March 31, 2019	80,000	16,000	160,000	5,616	3,030,124	3,030	100,000	(1,560,000)	52,076,488	(56,946,901)	(72,515)	(6,378,282)
Common stock issued for services rendered	-	-	-	-	24,882	25	-	-	107,375	-	-	107,400
Interest expense paid with common stock	-	-	-	-	2,842	3	-	-	13,497	-	-	13,500
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	-	-	-	1,560,000	2,889,100	-	-	4,449,100
Share-based compensation	-	-	-	-	-	-	-	-	703,114	-	-	703,114
Net loss	-	-	-	-	-	-	-	-	-	(2,039,531)	(1,427)	(2,040,958)
Balance, June 30, 2019	80,000	16,000	160,000	5,616	3,057,848	3,058	100,000	-	55,789,574	(58,986,432)	(73,942)	(3,146,126)
Common stock issued for services rendered	-	-	-	-	13,761	14	-	-	46,011	-	-	46,025
Common stock issued in connection with note conversion	-	-	-	-	2,227,575	2,227	-	-	4,157,773	-	-	4,160,000
Fair value of vested options	-	-	-	-	-	-	-	-	(11,688)	-	-	(11,688)
Net loss	-	-	-	-	-	-	-	-	-	(1,030,906)	(2,925)	(1,033,831)
Balance, September 30, 2019	80,000	$16,000	160,000	$5,616	5,299,184	$5,299	$100,000	$-	$59,981,670	$(60,017,338)	$(76,867)	$14,380

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)
	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	2,440,863	$2,440	$100,000	$44,823,542	$(48,840,534)	$-	$(3,892,936)
Effect of adoption of Accounting Codification Standard 2017-11, Revenue from Contracts with Customers	-	-	-	-	-	-	-	-	175,975	-	175,975
Common stock issued for services rendered	-	-	-	-	6,750	7	-	98,278	-	-	98,285
Common stock issued for services accrued in 2017	-	-	-	-	10,000	10	-	(10)	-	-	-
Sale of common stock	-	-	-	-	12,500	12	-	149,988	-	-	150,000
Common stock issued in connection with notes payable	-	-	-	-	1,000	1	-	25,499	-	-	25,500
Share-based compensation	-	-	-	-	-	-	-	78,535	-	-	78,535
Net loss	-	-	-	-	-	-	-	-	(1,001,746)	-	(1,001,746)
Balance, March 31, 2018	80,000	16,000	160,000	5,616	2,471,113	2,470	100,000	45,175,832	(49,666,305)	-	(4,366,387
Common stock issued for services rendered	-	-	-	-	750	1	-	13,124	-	-	13,125
Proceeds from common stock subscription	-	-	-	-	-	-	1,150,000	-	-	-	1,150,000
Share-based compensation	-	-	-	-	-	-	-	415,265	-	-	415,265
Net loss	-	-	-	-	-	-	-	-	(1,221,542)	(45)	(1,221,587)
Balance, June 30, 2018	80,000	16,000	160,000	5,616	2,471,863	2,471	1,250,000	45,604,221	(50,887,847)	(45)	(4,009,584)
Common stock issued for services rendered	-	-	-	-	2,500	3	-	45,997	-	-	46,000
Sale of common stock	-	-	-	-	57,500	58	-	1,149,942	-	-	1,150,000
Common stock issued in connection with notes payable extension	-	-	-	-	1,000	1	-	11,999	-	-	12,000
Proceeds from common stock subscription	-	-	-	-	-	-	(1,050,000)	-	-	-	(1,050,000)
Share-based compensation	-	-	-	-	-	-	-	904,814	-	-	904,814
Net loss	-	-	-	-	-	-	-	-	(1,883,185)	(3,328)	(1,886,513)
Balance, September 30, 2018	80,000	$16,000	160,000	$5,616	2,532,863	$2,533	$200,000	$47,716,973	$(52,771,032)	$(3,373)	$(4,833,283)

See the accompanying notes to the unaudited condensed consolidated financial statement

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,845,268)	$(4,109,846)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	12,079	6,051
Amortization of discount on royalty obligation	237,108	-
Bad debt expense	2,400	15,750
Interest expense paid with common stock	21,000	-
Amortization of debt discount	783,650	1,138,239
Amortization of right-of-use asset	50,870	-
Loss on sale of fixed assets	1,902	-
Stock based compensation	1,835,916	1,556,024
Common stock issued with loan extension	-	12,000
Changes in operating assets and liabilities:
Accounts receivable	4,000	(1,550)
Prepaid expenses and other current assets	(215,543)	(5,131)
Accounts payable and accrued expenses	308,233	194,779
Deposits	(40,370)	-
Lease liability	(48,531)
Settlement payable	-	(15,000)
Deferred revenue	(155,411)	(177,522)
Net cash used in operating activities	(2,047,965)	(1,386,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(67,625)	(29,763)
Proceeds from sale of property and equipment	800	-
Net cash used in investing activities	(66,825)	(29,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	1,300,000
Proceeds from common stock subscription and royalty agreement	6,000,000	-
Proceeds from common stock subscriptions	-	100,000
Proceeds from notes payable	-	250,000
Repayment of notes payable	(675,000)	-
Net cash provided by financing activities	5,425,000	1,650,000

Net increase in cash	3,310,210	234,031
Cash, beginning of the period	279,772	11,342
Cash, end of period	$3,589,982	$245,373

Supplemental disclosures of cash flow information:
Interest paid	$61,397	$-
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets per ASC 842	$307,414	$-
Record lease liability per ASC 842	$341,325	$-
Common stock issued in connection with conversion of notes payable	$4,160,000	$25,500
Reclassify fair value of warrant liability upon adoption of ASC 2017-11	$-	$175,975

See the accompanying notes to the unaudited consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone (BICX102) with the goal of future regulatory approval with the Food and Drug Administration.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of the Company with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 15).

Effective January 22, 2019, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 100 shares of common stock. As a result, 259,984,655 shares of the Company's common stock were exchanged for 2,599,847 shares of the Company's common stock. These unaudited condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split (See Note 13).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on April 16, 2019.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of BioCorRx Inc., its wholly owned subsidiary, Fresh Start Private, Inc., and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the "Company" or " BioCorRx"). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board "FASB" Accounting Standards Codification "ASC" 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. There were no changes to the Company's revenue recognition policy from the adoption of ASC 606.

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

•

Modified Retrospective Method - the Company adopted ASC 606 on January 1, 2018 utilizing the modified retrospective method allowing the Company to not retrospectively adjust prior periods. The Company applied the modified retrospective method only to contracts that were not completed at January 1, 2018 and accounted for the aggregate effect of any contract modifications upon adoption.

The Company's net sales are disaggregated by product category. The sales/access fees consist of product sales, which is recognized upon the transfer of promised goods to customers. The distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for its products.

The following table presents the Company's net sales by product category for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018
Sales/access fees	$8,150	$18,760
Distribution rights income	38,411	59,824
Net sales	$46,561	$78,584

The following table presents the Company's net sales by product category for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Sales/access fees	$22,400	$122,460
Distribution rights income	155,411	202,522
Net sales	$177,811	$324,982

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company's consolidated balance sheet:

Balance as of December 31, 2018:
Short term	$209,474
Long term	207,523
Total as of December 31, 2018	$416,997
Cash payments received	-
Net sales recognized	(155,411)
Balance as of September 30, 2019	261,586
Less short term	121,982
Long term	$139,604

During the nine months ended September 30, 2019, the Company also had $22,400 in its revenues related to access fees, which were not included in deferred revenue.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $12,500 as of September 30, 2019 and December 31, 2018, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019 and December 31, 2018. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses, and notes payable. The fair value of the Company's convertible securities is based on management estimates and reasonably approximates their book value. The fair value of lease liability is based on the present value of future lease payments at a discount rate of 8% over the lease term. The fair value of royalty obligation is calculated by the Probability Weighted Expected Return Model, which projects various scenarios of future treatment sales, and then calculates the associated payment value of the royalty. The carrying value of lease liability and royalty obligation on the unaudited condensed consolidated balance sheet approximates their fair value.

See Note 13 and 14 for stock based compensation and other equity instruments.

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

Long-Lived Assets

The Company follows a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments was recognized for the nine months ended September 30, 2019 and 2018.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the nine months ended September 30, 2019 and 2018.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life of 5 to 15 years. Expenditures for maintenance and repairs are expensed as incurred. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets ("ROU assets") and short-term and long-term lease liabilities are included on the face of the unaudited condensed consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.

	September 30, 2019	September 30, 2018
Shares underlying options outstanding	818,630	793,850
Shares underlying warrants outstanding	72,500	70,250
Shares underlying convertible notes outstanding	-	1,875,000
Convertible preferred stock outstanding	240,000	240,000
	1,131,130	2,979,100

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $88,514 and $155,474 as advertising costs for the three and nine months ended September 30, 2019 and $30,052 and $72,067 for the three and nine months ended September 30, 2018, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company's performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. As of September 30, 2019, $582,169 in grant funds received were recorded as grant income.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $298,263 and $579,366 for the three and nine months ended September 30, 2019, respectively, and $35,759 and $94,765 for the three and nine months ended September 30, 2018, respectively.

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

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the 'package of practical expedients', which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. In determining the length of the lease term to its long term lease, the Company determined there was no embedded extension option. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company's estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $139,407.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of September 30, 2019, the Company had cash of $3,589,982 and working capital of $1,531,019. During the nine months ended September 30, 2019, the Company used net cash in operating activities of $2,047,965. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the nine months ended September 30, 2019, the Company raised $100,000 in proceeds from the sale of common stock and $6,000,000 in proceeds in connection with subscription and royalty agreement (Note 12). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months following the filing of this report.

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

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 – PREPAID EXPENSES

The Company's prepaid expenses consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Prepaid insurance	$113,311	$27,083
Prepaid subscription services	133,690	4,375
	$247,001	$31,458

NOTE 5 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Office equipment	$26,820	$34,234
Computer equipment	5,544	5,544
Manufacturing equipment	98,373	30,747
	130,737	70,525
Less accumulated depreciation	(32,354)	(26,156)
	$98,383	$44,369

Depreciation expense charged to operations amounted to $5,376 and $10,910, respectively, for the three and nine months ended September 30, 2019; and $1,303 and $4,088, respectively, for the three and nine months ended September 30, 2018.

In July 2019 and August 2019, the Company disposed of part of its office equipment for a total consideration of $800, realizing a loss on sale of fixed assets of $1,902.

NOTE 6 - LEASE

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

On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning approximately November 1, 2019 (upon the landlord's completion of the work on the new space). The extended term expires on January 31, 2025. The extended lease has escalating payments from $9,505 per month to $11,018 per month.

During the nine months ended September 30, 2019, the Company recorded $62,329 as lease expense to current period operations.

Lease liability is summarized below:

September 30, 2019
Total lease liability	$292,794
Less: short term portion	45,017
Long term portion	$247,777

Maturity analysis under these lease agreements are as follows:

Three months ended December 31, 2019	$16,567
2020	67,392
2021	69,751
2022	72,222
2023	74,693
2024 and beyond	57,620
Less: Present value discount	(65,451)
Lease liability	$292,794

Note: Future lease payments regarding the new amendment effective in November are not included in the above table.

Lease expense for the nine months ended September 30, 2019 was comprised of the following:

Operating lease expense	$62,329
Short-term lease expense	-
Variable lease expense	-
$62,329

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	5.01
Weighted-average discount rate	8%

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000.

On October 12, 2018 the Company's majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable	$487,399	$655,654
Interest payable on notes payable	1,256,553	898,234
Deferred insurance	85,023	-
Deferred rent	-	764
	$1,828,975	$1,554,652

NOTE 9 - NOTES PAYABLE

On January 26, 2018, the Company issued two unsecured promissory notes in aggregate of $250,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued an aggregate of 100,000 shares of the Company's common stock to the note holders. The fair value of the common stock at the date of issuance of $25,500 was recorded as a debt discount and is amortized as interest expense over the term of the notes. On July 26, 2018, the Company issued 100,000 shares in connection with extending the notes until December 26, 2018, the fair value of the common stock of $12,000 was charged to current period interest. On January 26, 2019, the Company paid $10,000 interest on one note and issued 1,000 shares of its common stock valued at $7,500 to extend the note until September 26, 2019. The second note for $125,000 was extended until September 26, 2019. On September 23, 2019, the Company paid the first note in full. The second note was extended until September 26, 2020.

On November 15, 2018 and December 12, 2018, the Company issued two promissory notes for $275,000 each (aggregate of $550,000) for net proceeds of $250,000 each, after an original interest discount ("OID") of $25,000 each. The notes are due nine months from the date of issuance and bear a charge of 8% interest applied at issuance date and due upon maturity. In addition, the Company issued 2,500 shares of common stock and 5,000 warrants to acquire the Company's common stock at $20.00 expiring three years from the date of issuance per each note. The fair value of the common stock, warrants and together with the OID in aggregate of $144,661 was recorded as a debt discount and is amortized over the term of the notes. The fair value of the warrants was determined using the Black-Scholes option method with the following assumptions: expected life 3 years, volatility: 176.31% to 177.01%, risk free rate: 2.78% to 2.91% and stock price: $7.20 to $7.30. On April 26, 2019, the Company paid in full one of the promissory notes, including accrued interest of $22,000. On July 9, 2019, the Company paid the second promissory note in full.

During the three and nine months ended September 30, 2019, the Company amortized $19,428 and $127,419, respectively, of the debt discount to current period interest expense.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due March 3, 2020 and bearing interest at 8% per annum due annually beginning June 10, 2018. On March 3, 2017 the convertible promissory note was subsequently amended and was convertible into 42.43% of the Company's total authorized common stock. The Company also received an additional investment of $1,660,000 from the holder. The note was convertible into a fixed number of shares of common stock equal to 42.43% (2,227,575 shares) of the total authorized common stock as of March 3, 2017 (closing). On September 30, 2019, the convertible promissory note was converted to 2,227,575 shares of the Company’s common stock, and the principal balance of the convertible note payable was reduced to $0. Upon converting the convertible note payable to common stock in September 2019, the Company and BICX Holding Company, LLC entered into a conversion agreement in which future interest through March 2020 on the convertible note payable was accelerated, and the Company agreed to pay $1,138,157 in interest within a twelve month period of an intended public offering. The interest is recorded in Accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet at September 30, 2019.

In connection with the conversion agreement, the Company and BICX Holding Company, LLC entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which the Investor will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company’s intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company’s sole discretion) (the “Public Offering”). In the event that the intended public offering is terminated or abandoned prior to closing then the lock-up shall expire upon the later of the date which is six (6) months from September 30, 2019 or thirty (30) days from the date of such termination or abandonment.

In accordance with the conversion agreement, the Company cannot enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

During the three and nine months ended September 30, 2019, the Company amortized $0 and $656,231, respectively, of the debt discount to current period interest expense.

The interest expense during the three and nine months ended September 30, 2019 was $224,298 and $389,330, respectively, and includes the accelerated interest noted above.

NOTE 11 - NOTES PAYABLE-RELATED PARTY

As of September 30, 2019 and December 31, 2018, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of September 30, 2019 and December 31, 2018 was $1,500.

As of September 30, 2019, and December 31, 2018, the Company had advances from Scott Carley (shareholder). The balance outstanding as of September 30, 2019 and December 31, 2018 was $21,480.

On January 22, 2013, the Company issued a unsecured promissory note payable to Kent Emry (Chairman of the Company) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The note holder subsequently became an officer of the Company. The balance outstanding as of September 30, 2019 and December 31, 2018 was $163,610.

NOTE 12 - ROYALTY OBLIGATIONS, NET

In March 2019, the Company entered into two Subscription and Royalty Agreements (the "Subscription and Royalty Agreements"), one of which was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company's Board of Directors (the "Board"). Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the "Purchase Price"), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the "Initial Sales Date") and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the "Royalty").

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the "Business") including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. As of September 30, 2019, the Company is in compliance with the use of proceeds requirement.

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

During the three months and nine months ended September 30, 2019, the Company amortized $121,774 and $237,108 as interest expense, respectively.

NOTE 13 - STOCKHOLDERS' EQUITY/(DEFICIT)

Effective January 22, 2019, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 100 shares of common stock. As a result, 259,984,655 shares of the Company's common stock were exchanged for 2,599,847 shares of the Company's common stock. These unaudited condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split.

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of September 30, 2019 and December 31, 2018, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

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

Nine months ended September 30, 2018

During the nine months ended September 30, 2018, the Company issued an aggregate of 10,000 shares of its common stock for services rendered valued at $157,410 based on the underlying market value of the common stock at the date of issuance.

During the nine months ended September 30, 2018, the Company issued 10,000 shares of its common stock in connection with a distribution agreement previously accrued during the year ended December 31, 2017.

During the nine months ended September 30, 2018, the Company issued an aggregate of 1,000 shares of its common stock in connection with the issuance of promissory notes payable valued at $25,500 based on the underlying market value of the common stock at the date of issuance.

During the nine months ended September 30, 2018, the Company issued 70,000 shares of its common stock in exchange for proceeds of $1,300,000. Of this amount: (1) the Company issued 57,500 units of the Company’s securities at a price per unit of $20 for total proceeds of $1,150,000 with each unit consisting of one share of the Company’s common stock and a three-year warrant to purchase one share of the Company’s Common Stock at an exercise price of $100 per share; and (2) the Company issued 12,500 shares of its common stock at a price per share of $12 for proceeds of $150,000.

During the nine months ended September 30, 2018, the Company issued an aggregate of 1,000 shares of its common stock in connection with the extension of promissory notes payable valued at $12,000 based on the underlying market value of the common stock at the date of issuance.

Nine months ended September 30, 2019

During the nine months ended September 30, 2019, the Company issued an aggregate of 47,349 shares of its common stock for services rendered valued at $193,675 based on the underlying market value of the common stock at the date of issuance.

During the nine months ended September 30, 2019, the Company issued 3,842 shares of its common stock to pay for interest expense valued at $21,000 based on the underlying market value of the common stock at the date of issuance.

In January 2019, the Company issued 849 round-up shares for the Reverse Stock Split.

In February 2019, the Company issued 22,222 shares of its common stock valued at $100,000 in connection with the February 2019 common stock subscription.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under these Subscription and Royalty Agreements and subsequently in April 2019 received the proceeds.

In September 2019, the Company issued an aggregate of 2,227,575 shares of its common stock to convert the convertible note with an amount of $4,160,000.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Options

Stock options have been granted under the following plans:

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. We granted an aggregate 146,500 stock options. As of September 30, 2019 an aggregate total of 1,500 options have expired and 144,379 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of September 30, 2019 an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. The company has granted an aggregate of 368,280 stock options. As of September 30, 2019 an aggregate total of 81,720 options can still be granted under the plan.

During the nine months ended September 30, 2019, the Board of Directors approved the grant of 53,280 stock options to consultants valued at $233,111. The term of the options ranges from one to five years, and the vesting period of the options ranges from one to two years.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

Risk-free interest rate	2.36% - 2.58%
Expected term (years)	1.00 - 5.00
Expected volatility	99.85% - 143.11%
Expected dividends	0.00

The following table summarizes the stock option activity for the nine months ended September 30, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	791,850	$8.09	7.7	$1,188,065
Grants	53,280	6.52	2.6	-
Exercised	-	-	-	-
Expired	(1,500)	$20.00	-	-
Forfeited	(20,833)	$5.75	-	-
Outstanding at September 30, 2019	822,797	$8.03	6.8	$376,743
Exercisable at September 30, 2019	808,787	$8.05	6.9	$376,743

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $3.15 as of September 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2019:

Options Outstanding
		Weighted	Options Exercisable
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.01-2.50	330,350	6.7	330,350
2.51-5.00	35,000	0.8	35,000
5.01andup	457,447	7.2	443,437
	822,797	6.8	808,787

The stock-based compensation expense related to option grants was ($11,688) and $1,642,241 during the three and nine months ended September 30, 2019 and $950,814 and $1,398,614 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, stock-based compensation related to options of $47,361 remains unamortized and is expected to be amortized over the weighted average remaining period of 10.7 months.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	2.17	$20.00	10,000	2.17
100.00	62,500	1.64	100.00	62,500	1.64
$-	72,500	1.71	$89.0	72,500	1.71

The following table summarizes the warrant activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2018	85,250	$79.40
Issued	-	-
Exercised	-	-
Expired	(12,750)	25.00
Outstanding at September 30, 2019	72,500	$89.00

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During the three and nine months ended September 30, 2019 and 2018, the Company incurred $0 as consulting fees and expense reimbursements. As of September 30, 2019 and December 31, 2018, there was an unpaid balance of $0 and $32,318, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and nine months ended September 30, 2019, the Company incurred $43,750 and $131,250, respectively, as consulting fees. During the three and nine months ended September 30, 2018, the Company incurred $70,750 and $151,548, respectively, as consulting fees. As of September 30, 2019 and December 31, 2018, there was an unpaid balance of $0.

 The Company has an arrangement with Soupface LLC ("Soupface"). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. For the three and nine months ended September 30, 2019, the Company incurred $47,500 and $142,500, respectively, as consulting fees. For the three and nine months ended September 30, 2018, the Company incurred $75,000 and $162,500, respectively, as consulting fees. As of September 30, 2019 and December 31, 2018, there was an unpaid balance of $0.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the three and nine months ended September 30, 2019, the Company incurred $37,500 and $112,500, respectively, as consulting fees. For the three and nine months ended September 30, 2018, the Company incurred $57,500 and $128,032, respectively, as consulting fees. As of September 30, 2019 and December 31, 2018, there was an unpaid balance of $0.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. During the nine months ended September 30, 2019, BioCorRx Pharmaceuticals, Inc. began limited operations and there was no operation prior to that.

In March 2019, in the Company entered into a Subscription and Royalty Agreement (the "Subscription and Royalty Agreement"), with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Board (Note 12). The Company received an aggregate gross proceeds of $3,000,000 in April 2019 and $0 royalty was due at September 30, 2019.

As of September 30, 2019, the Company's related party payable was $241,629, which comprised of compensation payable and interest payable to directors. The Company also issued 20,021 shares of common stock to directors during the nine months ended September 30, 2019.

NOTE 16 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company's revenues earned from sale of products and services for the three months ended September 30, 2019 included 43%, 20%, and 19% (aggregate of 82%) from three customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the nine months ended September 30, 2019 included 34%, 23%, 16%, and 15% (aggregate of 88%) from four customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the three months ended September 30, 2018 included 24%, 11%, 27% and 26% (aggregate of 88%) from four customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the nine months ended September 30, 2018 included 20%, 21%, 20% and 18% (aggregate of 79%) from four customers of the Company's total revenues.

At September 30, 2019, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $1,600, and three customers accounted for 44%, 17% and 32% (aggregate of 93%) of the Company's total accounts receivable at December 31, 2018.

NOTE 17 - NON CONTROLLING INTEREST

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2019:

Net loss	$(12,085)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(2,925)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2019:

Net loss	$(18,098)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(4,380)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2019:

Balance, December 31, 2018	(72,487)
Net loss attributable to the non-controlling interest	(4,380)
Balance, September 30, 2019	$(76,867)

Net loss attributable to the non-controlling interest for the three months ended September 30, 2018:

Net loss	$(13,754)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(3,328)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2018:

Net loss	$(13,938)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(3,373)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2018:

Balance, December 31, 2017	-
Net loss attributable to the non-controlling interest	(3,373)
Balance, June 30, 2018	$(3,373)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Director Agreements

Effective March 1, 2019, the Board appointed five directors. In connection with the appointment to the Board, the Company entered into a Director Agreement with each directors pursuant to which each of them will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company's common stock equivalent to $5,000.

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

Lucido Subscription and Royalty Agreement

On March 28, 2019, the Company entered into a Subscription and Royalty Agreement (the "Lucido Subscription and Royalty Agreement") with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company's Board of Directors (the "Board").

Pursuant to the Lucido Subscription and Royalty Agreement: (i) Mr. Lucido purchased shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the "Purchase Price"), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay Lucido (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the "Initial Sales Date") and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the "Royalty"). The Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the "Business") including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development.

The Company issued 200,000 common shares to Lucido on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019.

Galligan Subscription and Royalty Agreement

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the "Galligan Subscription and Royalty Agreement" and, together with the Lucido Subscription and Royalty Agreement, the "Agreements") with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company's gross profit for each Treatment sold in the United States that includes procurement of the Company's implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company's satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company's implant product, into perpetuity. As of September 30, 2019, the Company has paid $27,800 to Alpine Creek. $96,120 is owed to Alpine Creek as of September 30, 2019 and December 31, 2018.

On any other proprietary implant distribution, that excludes the "treatment", for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company's gross profit for implant distribution not to exceed $100 per sale. As of September 30, 2019, there are no payments due.

Charles River Laboratories, Inc.

On May 24, 2019, the Company entered into a Master Services Agreement (the "MSA") with Charles River Laboratories, Inc. ("Charles River"). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River.

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. The total consideration the Company will pay Charles River for these six studies is $2,760,000.

For the three and nine months ended September 30, 2019, the Company incurred $123,910 and $123,910, respectively, as research and development expenses.

Agreements

As of September 30, 2019 the Company has entered into four consulting and scientific advisory board agreements. In compensation for services: (i) two advisory board members shall be issued common stock equivalent to $5,000 the last day of such quarter when meetings are held; (ii) one consultant shall receive common stock equivalent to $6,250 on the last day of each month; (iii) one consultant shall receive a renumeration amount of $10,000-$12,000 per month with an earn out potential of 1% of the Company's majority owned subsidiary, BioCorRx Pharmaceuticals based on certain factors.

During 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time.

NOTE 19 – SUBSEQUENT EVENTS

In October 2019, the Company issued an aggregate of 2,162 shares of its common stock for consulting services.

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

Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in its other reports filed with the Securities and Exchange Commission. Important factors currently known to the Company could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for materials, and competition.

Unless otherwise indicated or the context requires otherwise, the words "we," "us," "our", the "Company" or "our Company" refer to BioCorRx Inc., a Nevada corporation, and its subsidiaries.

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The program officially launched on October 1, 2019. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing its product candidate (BICX101) a sustained release, injectable naltrexone for the treatment of opioid abuse and alcoholism. The company is also developing an implantable naltrexone treatment (BICX102) a long-acting naltrexone implant that can last several months for the treatment of opioid dependence and alcohol use disorders with the goal of future regulatory approval with the Food and Drug Administration.

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

The Company's subsidiary, BioCorRx Pharmaceuticals, is focused on acquiring and the development of products for the treatment of addiction and other possible disorders. Specifically, the company is developing injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. The Company's pipeline includes BICX101 for the treatment of opioid addiction and alcoholism as well as BICX102 for the same indications.

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the "FDA") approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. As of September 30, 2019, $582,169 in grant funds have been received and recorded as grant income.

The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that helps to reduce food cravings combined with on-demand virtual lifestyle support, fitness and nutrition. The UnCraveRx™ virtual app is available online www.myuncraverx.com or through Android or iOS app stores. The program officially launched on October 1, 2019.

Recent Developments

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to grant discretionary authority to the Board of Directors of the Company (the "Board"), at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to the Company's articles of incorporation to effect a reverse split of its issued and outstanding common stock in a range of not less than 1-for-5 and not more than 1-for-500 (the "Reverse Stock Split"). The Reverse Stock Split was filed with the Secretary of State of the State of Nevada and subsequently approved by the Financial Industry Regulatory Authority (FINRA) on January 18, 2019 and took effect on January 22, 2019. All share and per share information in this Quarterly Report have been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

On February 18, 2019, the Board appointed Ms. Luisa Ingargiola and Mr. Louis Lucido to the Board, effective March 1, 2019.

In connection with Ms. Ingargiola's and Mr. Lucido's appointments to the Board, the Company entered into a Director Agreement with each of Ms. Ingargiola and Mr. Lucido pursuant to which each director will receive a quarterly cash stipend of $15,000 in compensation for their services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company's common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

On March 1, 2019, the Company entered into a director agreement (the "Director Agreement") with each of the following members of the Board: Lourdes Felix, Kent Emry, and Brady Granier. Pursuant to the Director Agreement each of the Directors will receive a quarterly cash stipend of $15,000 in compensation for his services and shall be issued, upon the last day of each fiscal quarter, provided he is a member of the Board as of such date, the number of shares of the Company's common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under these Subscription and Royalty Agreements and subsequently in April 2019 received the proceeds.

On May 24, 2019, the Company entered into a Master Services Agreement (the "MSA") with Charles River Laboratories, Inc. ("Charles River"). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River.

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. The total consideration the Company will pay Charles River for these six studies is $2,760,000.

In 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time.

On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning approximately November 1, 2019 (upon the landlord's completion of the work on the new space). The extended term expires on January 31, 2025. The extended lease has escalating payments from $9,505 per month to $11,018 per month.

Effective September 30, 2019, the Company executed a Conversion Agreement (the “Conversion Agreement”) with BICX Holding Company LLC (“BICX”), an entity controlled by Alpine Creek, pursuant to which the parties agreed to the conversion (the “Conversion”) of the Senior Secured Convertible Promissory Note in the principal amount of $4,160,000 (the “Note”), which was issued by the Company to the Investor on June 10, 2016, into 2,227,575 shares of the Company’s common stock (the “Conversion Shares”).

In connection with the Conversion Agreement, the Company and BICX entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which the Investor will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company’s intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company’s sole discretion) (the “Public Offering”). In the event that the Public Offering is terminated or abandoned prior to closing then the lock-up shall expire upon the later of the date which is six (6) months from September 30, 2019 or thirty (30) days from the date of such termination or abandonment.

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended September 30, 2019 Compared with Three Months ended September 30, 2018

Three months ended September 30,	2019	2018
Net Revenues	$46,561	$78,584
Total Operating Expenses	(932,198)	(1,479,702)
Net Interest Expense	(376,665)	(485,395)
Grant income	230,373	-
Loss on sale of fixed assets	(1,902)	-
Net loss	$(1,033,831)	$(1,886,513)

Revenues

Total net revenues for the three months ended September 30, 2019 were $46,561 compared with $78,584 for the three months ended September 30, 2018, reflecting a decrease of 40.8%. Sales/access fees for three months ended September 30, 2019 and 2018 were $8,150 and $18,760, respectively, reflecting a decrease of $10,610. The primary reason for the decrease in 2019 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. The lack of payer reimbursement for treatment has significantly affected and limited licensed clinics from providing treatment to individuals seeking treatment. Distribution rights income for three months ended September 30, 2019 and 2018 were $38,411 and $59,824, respectively. The primary reason for the decrease was due to the deferred revenues from certain licenses were fully amortized.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2019 and 2018 were $932,198 and $1,479,702, respectively, reflecting a decrease of $547,504. The primary reason for the decrease in 2019 is a decrease in stock-based compensation related to both directors and service providers as compared to 2018. The Company incurred $34,337 in stock-based compensation expense for the three months ended September 30, 2019 compared to $950,814 for the three months ended September 30, 2018. In addition, comparing the three months ended September 30, 2019 to September 30, 2018, research and development expense increased from $35,759 to $298,263 due to the development costs associated with the upcoming full launch of the Company's UnCraveRx™ Weight Loss Management Program, consulting and investor relations fees increased from $211,211 to $307,849 due to an increase in the compensation for the Company's directors, and accounting and legal fees increased from $44,261 to $64,849 due to more legal services used in 2019 in connection with the drafting and filing of the Company's preliminary registration statement on Form S-1 and other SEC filings.

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 were $376,665 and $485,395, respectively. The decrease is primarily due to a decrease in the debt discount amortization, partially offset by an increase in the amortization of discount on royalty obligation during the three months ended September 30, 2019 and the accelerated interest incurred in connection with the note conversion.

Grant Income

During the three months ended September 30, 2019, the Company recognized grant income of $230,373 as compared to $0 for the comparable period last year. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the three months ended September 30, 2019, the Company experienced a net loss of $1,033,831 compared with a net loss of $1,886,513 for the three months ended September 30, 2018. The decrease in net loss is primarily due to the lower operating costs and stock based compensation incurred in 2019.

Nine Months ended September 30, 2019 Compared with Nine Months ended September 30, 2018

Nine months ended September 30,	2019	2018
Net Revenues	$177,811	$324,982
Total Operating Expenses	(4,143,722)	(3,006,510)
Net Interest Expense	(1,474,141)	(1,428,318)
Grant income	582,169	-
Loss on sale of fixed assets	(1,902)	-
Other miscellaneous income	14,517	-
Net loss	$(4,845,268)	$(4,109,846)

Revenues

Total net revenues for the nine months ended September 30, 2019 were $177,811 compared with $324,982 for the nine months ended September 30, 2018, reflecting a decrease of 45.3%. Sales/access fees for nine months ended September 30, 2019 and 2018 were $22,400 and $122,460, respectively, reflecting a decrease of $100,060. The primary reason for the decrease in 2019 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. The lack of payer reimbursement for treatment has significantly affected and limited licensed clinics from providing treatment to individuals seeking treatment. Distribution rights income for nine months ended September 30, 2019 and 2018 were $155,411 and $202,522, respectively, reflecting a decrease of $47,111. The primary reason for the decrease in 2019 was due to the deferred revenues from certain licenses were fully amortized.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2019 and 2018 were $4,143,722 and $3,006,510, respectively, reflecting an increase of $1,137,212. The primary reason for the increase in 2019 is an increase in stock based compensation related to both directors and service providers as compared to 2018. The Company incurred $1,835,916 in stock based compensation expense in 2019 compared to $1,556,024 in 2018. In addition, comparing the nine months ended September 30, 2019 to September 30, 2018, research and development expense increased from $94,765 to $579,366 due to the full launch of the Company's weight loss program, consulting and investor relations fees increased from $635,683 to $871,769 due to the compensation for the Company's directors, and accounting and legal fees increased from $138,878 to $248,815 due to more legal services used in 2019 in connection with the drafting and filing of the Company's preliminary registration statement on Form S-1 and other SEC filings.

Interest Expense

Interest expense for the nine months ended September 30, 2019 and 2018 were $1,474,141 and $1,428,318, respectively, the increase is mainly due to an increase in the amortization of discount on royalty obligation during the nine months ended September 30, 2019 and the accelerated interest incurred in connection with the note conversion, partially offset by a decrease in the debt discount amortization.

Grant Income

During the nine months ended September 30, 2019, the Company recognized grant income of $582,169 as compared to $0 for the comparable period last year. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs.

Net Loss

For the nine months ended September 30, 2019, the Company experienced a net loss of $4,845,268 compared with a net loss of $4,109,846 for the nine months ended September 30, 2018. The increase in net loss is primarily due to the higher operating costs and stock based compensation incurred in 2019.

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash of approximately $3,590,000. The following table provides a summary of the Company's net cash flows from operating, investing, and financing activities.

Nine months ended September 30,	2019	2018
Net cash used in operating activities	$(2,047,965)	$(1,386,206)
Net cash used in investing activities	(66,825)	(29,763)
Net cash provided by financing activities	5,425,000	1,650,000
Net increase in cash	3,310,210	234,031
Cash, beginning of period	279,772	11,342
Cash, end of period	$3,589,982	$245,373

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.

In March 2019, the Company entered into two Subscription and Royalty Agreements (the "Subscription and Royalty Agreements"), one of which was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the "Purchase Price"), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the "Initial Sales Date") and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the "Royalty").

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the "Business") including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. Under the second agreement, the Company will have complete discretion as to the exact amount of the aggregate purchase price to be allocated to the development and expansion of the Business.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under these Subscription and Royalty Agreements and subsequently in April 2019 received the proceeds.

Effective September 30, 2019, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with BICX Holding Company LLC (“BICX”), an entity controlled by Alpine Creek, pursuant to which the parties agreed to the conversion (the “Conversion”) of the Senior Secured Convertible Promissory Note in the principal amount of $4,160,000 (the “Note”), which was issued by the Company to the Investor on June 10, 2016, into 2,227,575 shares of the Company’s common stock (the “Conversion Shares”).

In connection with the Conversion Agreement, the Company and BICX entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which the Investor will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company’s intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company’s sole discretion) (the “Public Offering”). In the event that the Public Offering is terminated or abandoned prior to closing then the lock-up shall expire upon the later of the date which is six (6) months from September 30, 2019 or thirty (30) days from the date of such termination or abandonment.

In accordance with the Conversion Agreement, the Company cannot enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,047,965 for the nine months ended September 30, 2019 compared to $1,386,206 used in operating activities the nine months ended September 30, 2018. The increase was primarily due to the increased operating costs and expenses incurred in 2019.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 of $66,825 was comprised of purchasing equipment, as compared to $29,763 for the same period of last year. The increase was primarily due to the purchase of machinery for research and development activities.

Net Cash Flow from Financing Activities

Net cash provided by financing activities increased by $3,775,000, from $1,650,000 provided by financing activities for the nine months ended September 30, 2018 to $5,425,000 cash provided by financing activities for the nine months ended September 30, 2019. The increase is primarily due to the $6,000,000 proceeds received in connection with two Subscription and Royalty agreements entered into with Louis and Carolyn Lucido CRT LLC, and J and R Galligan Revocable Trust.

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the "Business") including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. Under the second agreement (the agreement with the J and R Galligan Revocable Trust), the Company will have complete discretion as to the exact amount of the aggregate purchase price to be allocated to the development and expansion of the Business.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2019, the Company had a working capital of $1,531,019, and an accumulated deficit of $60,017,338. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During the nine months ended September 30, 2019, the Company raised $100,000 proceeds from the sale of common stock and $6,000,000 proceeds in connection with subscription and royalty agreement (Note 12). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months since the date of the issuance of the financial statements.

The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement the Company's business plan or by using outside financing. There can be no assurance that the Company will be successful in these situations in order to continue as a going concern. The Company is funding its operations by additional borrowings and some shareholder advances.

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

Revenue Recognition

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company's performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. As of September 30, 2019 $582,169 in grant funds received were recorded as grant income.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (ROU assets) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

See the Company's discussion under Note 2-Signifciant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for "smaller reporting companies."

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2019 were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting besides hiring an accounting manager to oversee our day-to-day accounting operations.

Management's report on internal control over financial reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, as a result of the full integration during 2018 and 2019 of our accounting administrator, our part-time outsourced controller and accounting manager, management concluded that our internal control over financial reporting was effective as of September 30, 2019.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the quarter ended September 30, 2019 that were not previously reported in a Current Report on Form 8-K except as follows:

During the three months ended September 30, 2019, the Company issued an aggregate of 13,761 shares of its common stock for services rendered valued at $46,025 based on the underlying market value of the common stock at the date of issuance.

During the three months ended September 30, 2019, the Company issued 2,227,575 shares of its common stock to convert its outstanding convertible note with an amount of $4,160,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1	Second Amendment To Lease, dated July 11, 2019, by and between BioCorRx Inc. and Axis Campus Owner, LLC.*
10.2

Conversion Agreement, dated September 30, 2019 by and between BioCorRx Inc., and BICX Holding Company LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2019)

10.3

Lock-Up Agreement, dated September 30, 2019 by and between BioCorRx Inc., and BICX Holding Company LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2019)

31.1

Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* +	Filed herewith. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: November 14, 2019	By:	/s/ Brady Granier
Brady Granier
President and Chief Executive Officer

Date: November 14, 2019	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Financial Officer and Chief Operating Officer

