Form 10-K
period 2019-12-31
BioCorRx Inc.
filed 2020-03-30
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number: 000-54208

BioCorRx Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0967447
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2390 East Orangewood Avenue, Suite 500 Anaheim, CA	92806
(Address of principal executive office)	(Zip Code)

(714) 462-4880

(Registrant's telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2019 was $11,193,488 based on the closing price of $4.25 per share of common stock of BioCorRx, Inc. as quoted on the OTCQB Marketplace on that date.

As of March 27, 2020, there were 5,339,757 shares of registrant's common stock outstanding.

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

In this Annual Report on Form 10-K, unless expressly indicated or the context requires otherwise, the terms "BioCorRx," "company," "we," "us," and "our" in this document refer to BioCorRx, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

Item 1 – Business.

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of Fresh Start Private, Inc. ("FSP"), the principal business of the Company originally was to develop "green" renewable fuel sources for agricultural operations, specifically biodiesel. On July 26, 2010, we filed an amendment to our articles of incorporation changing our name to Fresh Start Private Management, Inc. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcoholism and opioid addiction treatment through our BioCorRx® Recovery Program and related products.

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

On July 28, 2016, we formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation ("BioCorRx Pharmaceuticals"), for the purpose of developing certain business lines. In connection with its formation, 24.2% of BioCorRx Pharmaceuticals' outstanding shares of common stock were issued to officers of the Company with the Company retaining 75.8%.

On November 23, 2016, the Company filed a certificate of designations, rights and preferences with the Secretary of State of the State of Nevada pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of the Series B Preferred Stock.

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to amend the Company's articles of incorporation to increase the authorized shares of capital stock of the Company from five hundred twenty five million (525,000,000) shares of common stock, $.001 par value per share, and six hundred thousand (600,000) shares of preferred stock, $0.001 par value per share, to seven hundred fifty million (750,000,000) shares of common stock ($0.001 par value per share) and six hundred thousand (600,000) shares of preferred stock ($0.001 par value per share (the "Share Increase"). The Share Increase took effect on May 10, 2018.

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to grant discretionary authority to the Board of Directors of the Company (the "Board"), at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to our articles of incorporation to effect a reverse split of our issued and outstanding shares of common stock in a range of not less than 1-for-5 and not more than 1-for-500. On January 16, 2019, the Board approved an amendment to the articles of incorporation to effect a 1-for-100 reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split was filed with the Secretary of State of the State of Nevada and subsequently approved by the Financial Industry Regulatory Authority (FINRA) on January 18, 2019 and took effect on January 22, 2019. All share and per share information in this Annual Report have been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the "FDA") approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. As of December 31, 2019, $932,745 in grant funds have been received and $1,091,061 recorded as grant income.

On January 30, 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The second-year grant provides for $2,831,838 in funding subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.

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

Recovery Program Description

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

All procedures to place the naltrexone pellets into patients are performed at several independently owned and licensed provider locations. There are approximately 12 licensed providers throughout the United States that offer the BioCorRx Recovery Program. Locations of the provider locations offering our program can provided by calling our toll free number (888) 993-1099. The procedures are performed by a licensed medical professional.

The naltrexone implant is produced by select compounding pharmacies contracted by BioCorRx Inc. We entered into an asset purchase agreement (the "Trinity Purchase Agreement") dated August 20, 2018 with Trinity Compound Solutions, Inc. ("Trinity"). In accordance with the Trinity Purchase Agreement, the Company purchased the worldwide contractual rights, except for New Zealand and Australia, for the naltrexone implant formulation from Trinity. The purchase price for the naltrexone implant was $20,000 cash and 20,000 shares of the Common Stock. Half of the $20,000 was paid upon the transfer of the naltrexone implant formulation with no additional amount due or outstanding. The shares were issued in December 2018. The naltrexone implant is part of the Medication Assisted Treatment program (see above). This cannot be sold in New Zealand and Australia due to the limitations imposed by the Trinity Asset Purchase Agreement.

The naltrexone implant is one or two small pellets that are inserted beneath the skin in the subcutaneous fat located in the lower abdomen. The implant procedure is an outpatient procedure that takes approximately 20-30 minutes. A local anesthetic is administered before the pellets are implanted and the patient is free to leave the clinic and return to normal activities within a few hours of the procedure in most cases. The pellets are biodegradable and will gradually dissolve in the human body. The pellets contain a medicine called naltrexone, which has been shown to block receptors in the brain that crave alcohol and opioids. Naltrexone is an FDA approved medication and all patients are required to obtain a prescription for the medication from a medical doctor. The doctors employed by the licensed providers are responsible for evaluating the patients, determining if the patient is a candidate and, if so, writing the prescription. The prescription is then presented to compounding pharmacies contracted by BioCorRx that produce the pellets using naltrexone as the core ingredient. BioCorRx does not compound, manufacture or handle the naltrexone implants.

Once the pellet is implanted in the patient, they are usually free to return to work on the next business day and will be contacted by a peer support specialist and/or counselor within a few days if not prior to the procedure to begin the behavioral portion of the program.

BioCorRx Recovery Program CBT: We developed a CBT program to assist patients in addressing their dependence on alcohol and/or opioids. Prior to, or upon receiving the naltrexone implant, each patient will typically speak with a counselor/therapist. This counselor/therapist will treat the patient for the next several weeks following the implant using the program modules in combination with their own skill sets to help them cope with and address their dependence on alcohol and/or opioids. It usually takes approximately 16 sessions to complete the program modules.

As part of the peer support and CBT program, peer support specialists/counselors focus on bringing family and friends into the recovery process. This provides emotional support for patients and allows them to understand that they have people that care for them and want them to remain sober. The peer support portion of the program typically lasts for 6 months.

UnCraveRx® Weight Loss Management Program

The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that helps to reduce food cravings combined with on-demand virtual lifestyle support, fitness and nutrition. The program officially launched on October 1, 2019. BioCorRx is not a licensed health care provider and does not provide health care services to patients. BioCorRx does not operate weight loss clinics. BioCorRx makes the UnCraveRx® Weight Loss Management Program available to health care providers to utilize when the health care provider determines it is medically appropriate and indicated for their patient(s). Any physician or licensed medical provider is solely responsible for treatment options prescribed or recommended to their patient(s). At all times, such providers retain complete and exclusive authority, responsibility, supervision and control over their medical practice, their patients, the treatment that their patients receive and any decision to prescribe medication to any of the provider's patients.

If determined medically appropriate by a patient’s treating physician and under his/her medical supervision, an anti-craving medication may be prescribed to help reduce food cravings. The benefits of using the anti-craving time released medication is that it may aid in compliance. BioCorRx® does not sell, manufacture, or compound any drugs or pharmaceuticals for the program.

Training is required to assist the treating physician in making the best medical decision regarding the use of the anti-craving medication and determine whether the program is right for the patient.

Marketing Strategy

Our marketing strategy is a long-term, forward-looking approach to planning with the fundamental goal of achieving a sustainable competitive advantage. We have and will continue to use a variety of advertising and on-line marketing channels to increase awareness and exposure to the BioCorRx® Recovery Program and UnCraveRx® amongst prospective medical professionals to grow our customer base and gain distinction in the medical community. Our commitment is to help medical professionals to offer viable options to their patients to achieve sustainable sobriety and live healthier lives.

Competition

We believe we are one of the leading companies offering medication assisted treatment for the treatment of substance use disorder, alcoholism and weight loss management.

Our MAT recovery program that is focused on substance abuse treatment in the United States is specific to naltrexone therapy. Many treatment providers operate in a broader behavioral healthcare sector without focusing primarily on substance abuse with MAT. We believe our core focus on MAT and scalable program gives us with an advantage over competitors in terms of building our brand and marketing our program to potential customers.

Our Weight Loss Management program is focused on weight management in the United States is specific to medication assisted treatment combined with a virtual platform that offers nutritional and fitness coaching as well as lifestyle support groups aimed to help sustain a healthier lifestyle.

We believe the primary competitive factors affecting our business include:

•	Quality of clinical programs and services;
•	Reputation and brand recognition;
•	Senior management experience including key opinion leaders in addiction; and
•	Sustained release naltrexone products used to treat substance abuse.

Competitive Advantages/Operational Strengths

•	According to the National Institute on Drug Abuse better outcomes are shown with MAT for treatment of substance abuse than without it;
•	The combination of MAT with CBT counseling can help sustain recovery;
•	Senior management experience; and
•	Key opinion leaders in addiction consultants.
•	Studies show that medication assisted work best when combined with a lifestyle program. [1] References: [1] Yanovski SZ, Yanovski JA. JAMA. Long-term drug treatment for obesity: A systematic and clinical review. 2014; 311(1):74–86.

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

Obesity has become a serious concern and health problem in the United States. Approximately 35% of Americans are obese. It has become an epidemic according to the CDC. It has become associated with poor health outcomes. New treatment and choices to help individuals are needed to help lose weight or maintain their weight. We have developed UnCraveRx® that we believe will help patients in losing and maintaining weight. We currently market our program nationally and seek medical professionals to grow our network of providers.

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

The naltrexone implant does not require regulatory approval because naltrexone is already an FDA approved medication. Once the physician writes a prescription for naltrexone implant, a pharmacist can put it into a compounded form under U.S. compounding laws and then distribute the compounded medication directly to the ordering physician treating the intended patient. The pharmacy is required to be properly licensed in each state to which the implant is being distributed. BioCorRx® does not sell, manufacture, or compound any drugs or pharmaceuticals.

Intellectual Property/Licensing Rights

On August 20, 2018, we entered into the Trinity Compound Solutions, Inc. ("Trinity") Purchase Agreement with Trinity. In accordance with the Trinity Purchase Agreement, the Company purchased the worldwide contractual rights, except for New Zealand and Australia, for the naltrexone implant formulation from Trinity. The purchase price for the naltrexone implant was $20,000 cash and 20,000 shares of the Company's Common Stock. Half of the $20,000 was paid upon the transfer of the naltrexone implant formulation with no additional amount due or outstanding. The shares were issued in December 2018. The naltrexone implant is part of the MAT program (see above). This specific formulation cannot be sold in New Zealand and Australia due to the limitations imposed by the Trinity Purchase Agreement.

The BioCorRx CBT program/modules used in the BioCorRx Recovery Program are protected by copyright.

On October 12, 2018, BioCorRx Pharmaceuticals, Inc., the Company's majority owned subsidiary, acquired $15,200 of Therakine Biodelivery GmBH patent families consisting of approximately 11 patents pending and 1 issued patent. The patent families are subject to a Development, Commercialization and License agreement between the Company and Therakine, Ltd. These patents were first licensed to the Company in July 2018 and subsequently were purchased in October 2018.

At December 31, 2019, the Company’s management performed an evaluation of its intangible assets (naltrexone implant formula) for purposes of determining the implied fair value of the assets at December 31, 2019. The test indicated that the recorded book value did not exceed its fair value for the year ended December 31, 2019 as determined by discounted future cash flows.

At December 31, 2018, the Company’s management performed an evaluation of its acquired intangible assets for purposes of determining the implied fair value of such assets at December 31, 2018. The tests indicated that the recorded remaining book value of its acquired Therakine License exceeded its fair value for the year ended December 31, 2018 and accordingly recorded on impairment loss of $250,000 and reduced the carrying value to $0.

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

On July 7, 2014, the Company and Kryptonite Investments LLC entered into a Restatement of Sublicense Agreement, which fully restates material terms of agreement. The execution date of the original License Agreement shall remain the effective date of the Restatement and all obligations. In accordance with the terms and provisions of the restated license agreement: (i) the license shall be granted by the Company to Kryptonite Investments upon payment of $300,000; and (ii) upon execution of this agreement Licensor will pay the outstanding balance due to Company; (iii) in the event that Licensee shall fail to make any payment due, Licensor shall have the right to apply outstanding balances to note payable; (iv) payments for all future program fees will be billed on the 15th and last day of the month with payments being due by the 15th day of the subsequent month; (v) in the event Licensee fails to make any payment due, Licensor shall have right to apply outstanding balances to note payable (vi) once Company pays the note payable in full, the price of the programs to Licensee shall increase by 100% .

On November 30, 2015, the Company and Kryptonite Investments LLC entered into an amendment of Restatement of Sublicense Agreement, which amends certain terms of agreement. The execution date of the original License Agreement shall remain the effective date of the Restatement and all obligations. In accordance with the terms and provisions of the amended license agreement: (i) licensee agrees to relinquish certain rights that would allow Company to market the addiction treatment program within the territory; (ii) licensee shall retain all other original license rights under agreement; (iii) the term of the agreement shall be for ten (10) years and shall renew annually for one year periods thereafter subject to termination as provided for in the agreement (iv) licensee has paid consideration for the license granted and (v) no minimum order requirements are imposed to Licensee so long as Company retains the right to market the addiction program within the territory.

On December 13, 2013, the Company entered into a ten years license agreement (the "JPL License Agreement") with JPL, LLC ("JPL"), pursuant to which JPL acquired an exclusive license (the "Connecticut License") to commercialize the naltrexone implant in the State of Connecticut. In consideration for the Connecticut License the Company received from JPL: (i) an up-front license fee of $350,000 (the "JPL License Fee"); (ii) a monthly fee equal to 10% of the revenue generated by JPL or any other entity associated with JPL; (iii) a program fee upon the order of the Counseling Programs; (iv) a minimum royalty fee during calendar year 2014 in the amount of $15,000; and (v) a minimum royalty fee for subsequent calendar years starting in 2015 of $40,000.

On May 22, 2018, entered into an amended license agreement with JPL, LLC. In accordance with the terms and conditions of the amended agreement: (i) the Company may buy back the license agreement at any time; (ii) the Company agrees to waive all annual minimum royalties or sales requirements for JPL; (iii) in the event the Company is acquired or a change of control occurs the Company may buy back the license agreement

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC ("Alpine Creek"). The Company is in the business of selling a distinct implementation of the BioCorRx® Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the "Treatment").

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company's gross profit for each Treatment sold in the United States that includes procurement of the Company's implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company's satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company's implant product, into perpetuity. The amount of royalty due for the year ended December 31, 2019 is $3,503. As of December 31, 2019, $85,805 is owed to Alpine Creek, which was paid subsequently in January 2020.

On February 9, 2018, the Company entered into the Investment Agreement and a Registration Rights Agreement with Northbridge. Under the terms of the Investment Agreement, Northbridge has agreed to provide the Company with up to ten million dollars ($10,000,000) of funding in the form of purchases of shares of the Company's Common Stock. A registration statement on Form S-1 registering these future shares was declared effective by the SEC on September 12, 2018.

The Company has the right to deliver drawdown notices to Northbridge and Northbridge will be obligated to purchase registered shares of the Company's Common Stock based on the investment amount specified in each drawdown notice. The maximum amount that the Company shall be entitled to draw down in each drawdown notice shall be equal to twice the average of the daily trading volume for the Common Stock during the twelve trading days preceding the drawdown notice date, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Investment Agreement, Northbridge and its affiliates will not be permitted to purchase and the Company may not deliver drawdown notices to Northbridge that would result in Northbridge's beneficial ownership totaling more than 4.99% of the outstanding Common Stock. The price of each registered share shall be equal to 80% percent of the average of the three lowest closing prices of the Common Stock during the twelve trading days preceding the date the applicable drawdown notice is delivered to Northbridge. Drawdown notices may be delivered by the Company to Northbridge until the earlier of thirty-six (36) months after the SEC first declares the registration statement on Form S-1 effective or the date on which Northbridge has purchased an aggregate of $10,000,000 worth of put registered shares. As of March 27, 2020, the Company has not yet delivered any drawdown notices to Northbridge.

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

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the "Galligan Subscription and Royalty Agreement" and, together with the Lucido Subscription and Royalty Agreement, the "Agreements") with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

On May 24, 2019, the Company entered into a Master Services Agreement (the "MSA") with Charles River Laboratories, Inc. ("Charles River"). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River. On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. As of March 27, 2020 the Company will pay Charles River the total amended consideration of $3,024,476 for these six studies.

Item 1A - Risk Factors.

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

The audit report issued by our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2019 to cover our operating and capital requirements for the next twelve-month period since the date of the financial statements were issued; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has developed a plan to continue operations, develop its products, and acquire technologies and assets. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

Our revenue comes from the distribution and licensing of the BioCorRx® Recovery Program and distribution of the UnCraveRx® Weight Loss Management Program. As a result, we will continue to incur operating losses until such time as the use of our programs reach a mature level and we are able to generate sufficient revenue from the distribution and licensing to meet our operating expenses. There can be no assurance that licensed providers will adopt our program, or that insurance companies will agree to reimburse licensed providers for the use of our program. In the event that we are not able to significantly increase the number of licensed providers that use our program, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

The Company is also focused on the research and development of opioid antagonists to treat opioid use disorder and alcoholism. These products have not yet generated revenues. The Company's ability to generate significant revenues and achieve profitability depends on the Company's ability to successfully complete the development of its products, obtain market approval, and generate significant revenues.

If the Company raises additional funds through collaborations and licensing arrangements, the Company may be required to relinquish some rights to its products, or to grant licenses on terms that are not favorable to the Company.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in the BioCorRx® Recovery Program. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the year ended December 31, 2019, we recorded a net loss applicable to common shareholders of $6,039,630, or ($1.71) per share, as compared with $6,511,891 or ($2.60) per share, of the corresponding period in 2018. We expect to continue to incur operating losses until distribution and licensing of the BioCorRx® Recovery Program increases substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

If more licensed providers do not agree to offer our programs to their patients, our program may not achieve market acceptance and we may not become profitable.

As of March 27, 2020, approximately 12 licensed providers have agreed to offer the BioCorRx® Recovery Program and approximately 5 providers have agreed to offer the UnCraveRx® Weight Loss Management Program. If more licensed providers do not agree to offer the programs to their patients, the programs may not achieve market acceptance and we may not become profitable. Delayed adoption of our program by licensed providers could lead to a delayed adoption by patients. Licensed providers may not agree to offer the programs to their patients until certain conditions have been satisfied including, among others:

•	there are recommendations from other prominent licensed providers, educators and/or associations that our program is safe and effective; and

•	reimbursement or insurance coverage from third-party payors is available.

The use of our programs could result in product liability or similar claims that could be expensive, damage our reputation and harm our business.

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

Our success is substantially dependent on the continued service of our Chief Executive Officer ("CEO"), Brady Granier, and our President and Chief Financial Officer ("CFO"), Lourdes Felix. The Company does not carry key person life insurance on any of its management, which would leave the Company uncompensated for the loss of any of its management. The loss of the services of any of our senior management has made, and could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

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

Our three officers (two of whom also serve as directors) and three non-employee directors currently own approximately 88.94% of our outstanding voting equity and has significant control over shareholder matters, such as election of directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company's minority shareholders will have little or no control over its affairs.

The Unavailability, Reduction or Elimination of Government Incentives Could Have a Material Adverse Effect on Our Business, Financial Condition, Operating Results and Prospects.

During the year ended December 31, 2019, the Company recognized grant income of $1,091,061 as compared to $0 for the comparable period last year. We feel grant income may potentially be a significant portion of our revenues in fiscal year 2020 based on the second year notice of award grant of $2.8 million we received from the United States Department of Health and Human Services on January 28, 2020 in support of the Company's project to develop BICX102. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

Our growth depends in part on the availability and amounts of government subsidies for our naltrexone based treatments. In the event such subsidies discontinue, our business outlook and financial conditions could be negatively impacted.

We are subject to regulations of various local and federal government agencies and if we are unable to comply with such regulations it would materially affect our business.

We outsource to compounding pharmacies and sell our programs only if the pharmacies comply with certain regulations of local and federal government agencies. Compounding pharmacies must comply with applicable state standards and regulations and federal law on compounding. Drugs that are produced by an outsourcing facility must be compounded in compliance with current good manufacturing practice requirements and performed in an FDA-approved facility that is subject to risk-based inspections by FDA. Such requirements could change and negatively impact our ability to outsource the manufacture of our products which may materially affect our business.

The commercial success of our programs and products will depend upon the degree of market acceptance by physicians, hospitals, third-party payors, and others in the medical community.

Ultimately, none of our current programs or products in development, even if they receive approval, may ever gain market acceptance by physicians, hospitals, third-party payors or others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

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

Continuation of market acceptance for our existing services and products such as our BioCorRx® Recovery Program, UnCraveRx® Weight Loss Management Program and achieving future market acceptance of BICX102, upon approval by the FDA, require substantial marketing efforts and will require our sales account executives, contract partners to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors. The Company has aligned its sales resources with the regional sales segmentation of our medical providers and distributors. Although this has positively impacted sales, the large account executive territories may prove to be inefficient as we commercialize products and may hinder our revenue growth.

Because we currently have limited marketing resources and sales capabilities, commercialization of our products, some of which require regulatory clearance prior to market entrance, we must continue to expand our marketing and sales capabilities or consider collaborating with additional third parties to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenue will be materially dependent upon the success of the efforts of these third parties.

Should we determine that further expanding our own marketing and sales capabilities is required the cost of establishing and maintaining a more comprehensive sales and marketing organization may exceed its cost effectiveness. If we fail to further develop our sales and marketing capabilities, if sales efforts are not effective or if costs of increasing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

Health care legislation, including the Patient Protection and Affordable Care Act and the Health Insurance Portability and Accountability Act of 1996, may have a material adverse effect on us.

The Patient Protection and Affordable Care Act ("PPACA") substantially changes the way healthcare is financed by government and private insurers, encourages improvements in healthcare quality, and impacts the medical device industry. The PPACA includes an excise tax on entities that manufacture or import medical devices offered for sale in the United States; a new Patient-Centered Outcomes Research Institute to conduct comparative effectiveness research; and payment system reforms.

The PPACA also imposes new reporting and disclosure requirements on device and drug manufacturers for any payment or transfer of value made or distributed to physicians or teaching hospitals. Under these provisions, known as the Physician Payment Sunshine Act, affected device and drug manufacturers needed to begin data collection on August 1, 2013, with the first reports due in 2014. These provisions require, among other things, extensive tracking and maintenance of databases regarding the disclosure of relationships and payments to physicians and teaching hospitals. In addition, certain states have passed or are considering legislation restricting our interactions with health care providers and/or requiring disclosure of many payments to them. Failure to comply with these tracking and reporting laws could subject us to significant civil monetary penalties.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment or exclusion from government sponsored programs. HIPAA also established uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses.

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

Financial Industry Regulatory Authority ("FINRA") sales practice requirements may also limit a stockholder's ability to buy and sell our Common Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our Common Stock and have an adverse effect on the market for our shares.

Our Common Stock has in the past been subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted a number of rules to regulate "penny stocks" that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. "Penny stocks" generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on NASDAQ if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted a "penny stock" within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the "penny stock" regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a "penny stock", a disclosure schedule prepared in accordance with SEC standards relating to the "penny stock" market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the "penny stock" held in a customer's account and information with respect to the limited market in "penny stocks".

Stockholders should be aware that, according to the SEC, the market for "penny stocks" has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations, research and development, and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

Item 1B - Unresolved Staff Comments.

None.

Item 2 – Properties.

We do not own any real estate or other physical properties material to our operations. We operate from leased space. Our executive offices are located at 2390 East Orangewood Avenue, Suite 500, Anaheim, California 92806, and our telephone number is (714) 462-4880. We lease this property. On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning approximately November 1, 2019 (upon the landlord's completion of the work on the new space). The extended term expires on January 31, 2025. The extended lease has escalating payments from $9,505 per month to $11,018 per month.

Item 3 - Legal Proceedings.

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

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTC Bulletin Board on August 30, 2010. Our common stock now trades on the OTCQB marketplace owned by OTC Markets Group Inc.

As of March 27, 2020, 5,339,757 shares of our common stock were issued and outstanding.

Holders

As of March 27, 2020, there were approximately 143 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2019, there were no repurchases of the Company's common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued an aggregate of 75,017 shares of its common stock for services rendered valued at $271,050 based on the underlying market value of the common stock at the date of issuance.

During the year ended December 31, 2019, the Company issued 3,842 shares of its common stock to pay for interest expense valued at $21,000 based on the underlying market value of the common stock at the date of issuance.

In January 2019, the Company issued 849 round-up shares for the Reverse Stock Split.

In February 2019, the Company issued 22,222 shares of its common stock valued at $100,000 in connection with the February 2019 common stock subscription.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under proceeds related to the Subscription and Royalty Agreements. Subsequently in April 2019, the Company received the proceeds of $6,000,000.

During the three months ended September 30, 2019, the Company issued an aggregate of 2,227,575 shares of its common stock to convert the convertible note with an amount of $4,160,000.

Item 6 - Selected Financial Data.

Not applicable.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company 's services, fluctuations in pricing for materials, and competition.

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

The BioCorRx® Recovery Program is a comprehensive addiction program which includes peer support and Cognitive Behavioral Therapy (CBT) modules (typically completed in 16 sessions on average but not limited to), coupled with a naltrexone implant. CBT is an evidence based method that can be used to change thoughts, feelings, behaviors and improve overall life satisfaction, The implant is specifically compounded with a prescription from a medical doctor for each individual and is designed to release naltrexone into the body over multiple months. The naltrexone implant means a single administration, long acting naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

BioCorRx is not a licensed health care provider and does not provide health care services to patients. BioCorRx does not operate substance abuse clinics. BioCorRx makes the BioCorRx Recovery Program and UnCraveRx® Weight Loss Management Program available to health care providers to utilize when the health care provider determines it is medically appropriate and indicated for his or her patients. Any physician or medical professional is solely responsible for treatment options prescribed or recommended to his or her patients. At all times, such providers retain complete and exclusive authority, responsibility, supervision and control over their medical practice, their patients, the treatment that their patients receive and any decision to prescribe the implant to any of the provider's patients.

BioCorRx does not condition its license to health care providers accessing the implant on their making available the Counseling Program to the providers' patients although BioCorRx certainly encourages that providers do so.

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. There are 12 licensed providers throughout the United States that offer the BioCorRx Recovery Program and 5 providers throughout the United States that offer the UnCraveRx® Weight Loss Management Program. The company's current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and related services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program and UnCraveRx® Weight Loss Management Program to a network of independent licensed clinics and licensed healthcare professionals.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the "FDA") approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On January 30, 2020, the Company was notified by NIH that the second year funding has been approved. As of December 31, 2019, $932,745 in grant funds have been received and $1,091,061 has been recorded as grant income. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102.The grant provides for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds.

The UnCraveRx® Weight Loss Management Program is a comprehensive 3-month medically assisted weight management program that helps to reduce food cravings combined with on-demand virtual lifestyle support, fitness and nutrition. The program officially launched on October 1, 2019.

If determined medically appropriate by a patient’s treating physician and under his/her medical supervision, an anti-craving medication may be prescribed to help reduce food cravings. The benefits of using the anti-craving time released mediation is that it may aid in compliance. BioCorRx® does not sell, manufacture, or compound any drugs or pharmaceuticals for the program.

Training is required to assist the treating physician in making the best medical decision regarding the use of the anti-craving medication and determine whether the program is right for the patient.

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

On February 18, 2019, the Board appointed Ms. Luisa Ingargiola and Mr. Louis Lucido, a related party, to the Board of Directors, effective March 1, 2019.

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

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under proceeds related to the Subscription and Royalty Agreements. Subsequently in April 2019, the Company received the proceeds of $6,000,000.

On May 24, 2019, the Company entered into a Master Services Agreement (the "MSA") with Charles River Laboratories, Inc. ("Charles River"). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River.

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. As of March 27, 2020 the Company will pay Charles River the total amended consideration of $3,024,476 for these six studies. As of December 31, 2019 the remaining consideration that will be paid to Charles River is $2,641,561.

In 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time.As of December 31, 2019 the remaining consideration the Company will pay is $343,648.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

	2019	2018
Revenues, net	$240,259	$376,656
Total operating expenses	(5,801,527)	(5,002,674)
Interest expense, net	(1,622,426)	(1,959,207)
Gain on settlement of debt	-	847
Grant income	1,091,061	-
Loss on sale of fixed assets	(1,902)	-
Other miscellaneous income	46,214	-
Net loss	(6,048,321)	(6,584,378)
Non-controlling interest	8,691	72,487
Net loss attributable to BioCorRx Inc.	$(6,039,630)	$(6,511,891)

Revenues

Total net revenues for the year ended December 31, 2019 were $240,259 compared with $376,656 for the year ended December 31, 2018, reflecting a decrease of 36.2%. Sales/access fees for the year ended December 31, 2019 and 2018 were $29,150 and $129,960, respectively, reflecting a decrease of $100,810. The primary reason for the decrease in 2019 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. The lack of payer reimbursement for treatment has significantly affected and limited licensed clinics from providing treatment to individuals seeking treatment. Distribution rights income for the year ended December 31, 2019 and 2018 were $207,110 and $246,696, respectively. The primary reason for the decrease was due to the deferred revenues from certain licenses were fully amortized during 2019. The Company launched its UnCraveRx™ Weight Loss Management Program in October 2019 and has generated membership/program fees of $3,999 as of December 31, 2019.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2019 and 2018 were $5,801,527 and $5,002,674, respectively, reflecting an increase of $798,853. The primary reason for the increase in 2019 is an increase in research and development expense as compared to 2018. The Company incurred $1,125,098 in research and development expense for the year ended December 31, 2019 compared to $151,768 for the year ended December 31, 2018. The increase was due to the development costs associated with the full launch of the Company's UnCraveRx™ Weight Loss Management Program. The increase in operating expenses is partially offset by a $250,000 decrease due to an impairment of acquired license that was recorded in 2018.

Interest Expenses

Net interest expense for the year ended December 31, 2019 and 2018 were $1,622,426 and $1,959,207, respectively. The decrease is primarily due to a decrease in the debt discount amortization, partially offset by an increase in the amortization of discount on royalty obligation during the year ended December 31, 2019 and the accelerated interest incurred in connection with the note conversion.

Grant Income

During the year ended December 31, 2019, the Company recognized grant income of $1,091,061 as compared to $0 for the comparable period last year. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the year ended December 31, 2019, the Company experienced a net loss of $6,048,321 compared with a net loss of $6,584,378 for the year ended December 31, 2018. The decrease in net loss is primarily due to the grant income the Company received during 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of approximately $2,645,852. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2019	2018
Net cash used in operating activities	$(2,937,127)	$(1,825,623)
Net cash used in investing activities	(121,793)	(55,947)
Net cash provided by financing activities	5,425,000	2,150,000
Net increase in cash	2,366,080	268,430
Cash, beginning of year	279,772	11,342
Cash, end of year	$2,645,852	$279,772

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provides for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds.

In March 2019, the Company entered into two Subscription and Royalty Agreements (the "Subscription and Royalty Agreements"), one of which was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a related party and board member of the Company. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the "Purchase Price"), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the "Initial Sales Date") and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the "Royalty").

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

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under proceeds related to the Subscription and Royalty Agreements. Subsequently in April 2019, the Company received the proceeds of $6,000,000.

Effective September 30, 2019, the Company executed a Conversion Agreement (the “Conversion Agreement”) with BICX Holding Company LLC, an entity controlled by Alpine Creek, pursuant to which the parties agreed to the conversion (the “Conversion”) of the Senior Secured Convertible Promissory Note in the principal amount of $4,160,000 (the “Note”), which was issued by the Company to the Investor on June 10, 2016, into 2,227,575 shares of the Company’s common stock (the “Conversion Shares”). The Company is not a related party with regard to either BICX Holding Company LLC or Alpine Creek.

In connection with the Conversion Agreement, the Company and BICX Holding Company LLC entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which BICX Holding Company LLC will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company’s intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company’s sole discretion) (the “Public Offering”). As the Public Offering was abandoned on December 9, 2019, the Lock-Up Agreement will expire on April 1, 2020.

In accordance with the Conversion Agreement, the Company cannot enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

Pursuant to the Conversion Agreement, BICX Holding Company LLC has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment.

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

Net Cash Flow From Operating Activities

Net cash used in operating activities was $2,937,127 for the year ended December 31, 2019 compared to $1,825,623 used in operating activities for the year ended December 31, 2018. The increase was primarily due to the increased operating costs and expenses incurred in 2019.

Net Cash Flow From Investing Activities

Net cash used in investing activities was $121,793 for the year ended December 31, 2019 compared to $55,947 used in investing activities for the year ended December 31, 2018. The increase was primarily due to the purchase of equipment for research and development activities in 2019.

Net Cash Flow From Financing Activities

Net cash provided by financing activities increased by $3,275,000, from $2,150,000 provided by financing activities for the year ended December 31, 2018 to $5,425,000 cash provided by financing activities for the year ended December 31, 2019. The increase is primarily due to the $6,000,000 proceeds received in connection with two Subscription and Royalty agreements entered into with Louis and Carolyn Lucido CRT LLC, and J and R Galligan Revocable Trust.

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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2019, the Company had a working capital of $495,682, and an accumulated deficit of $61,216,080. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

During the year ended December 31, 2019, the Company raised $100,000 proceeds from the sale of common stock and $6,000,000 proceeds in connection with subscription and royalty agreement (Note 12). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months since the date of the issuance of the financial statements.

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

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of the audited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments, right-of-use assets, lease liabilities, and allowance for doubtful accounts.

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

The Company's net sales are disaggregated by product category. The sales/access fees consist of product sales, which is recognized upon the transfer of promised goods to customers. The distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for its products. The membership/program fees are generated from the Company’s UnCraveRx™ Weight Loss Management Program, which is recognized upon the transfer of promised goods to customers.

The following table presents our net sales by product category for the year ended December 31, 2019 and 2018:

	2019	2018
Sales/access fees	$29,150	$129,960
Distribution rights income	207,110	246,696
Membership/program fees	3,999	-
Net sales	$240,259	$376,656

Deferred revenue:

The Company licenses proprietary products and protocols to customers under licensing agreements that allow those customers to access the products and protocols in services they provide to their customers over the term of the license agreement. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple performance obligations. Performance obligations can include amounts related to initial non-refundable license fees for the use of the Company's products and protocols and additional royalties on covered services.

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

On October 1, 2019, the Company launched the UnCraveRx™ Weight Loss Management Program. Customers are charged a membership fee and are requested to pay for three training programs at inception. The payments are recorded as deferred revenue until earned.

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company's consolidated balance sheet:

Balance as of December 31, 2018:
Short term	$209,474
Long term	207,523
Total as of December 31, 2018	416,997
Cash payments received	32,349
Net sales recognized	(211,109)
Balance as of December 31, 2019	238,237
Less short term	134,924
Long term	$103,313

During the year ended December 31, 2019, the Company also had $29,150 in its revenues related to access fees, which were not included in deferred revenue.

Stock-Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees at the grant date using the stock price observed in the arms-length private placement transaction nearest the measurement date (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company's performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. As of December 31, 2019, $1,091,061 in grant funds received were recorded as grant income.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (ROU assets) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet.

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

Royalty Obligations, net

The Company accounted for royalty obligations as debt in accordance with ASC 470-10-25 and derived a debt discount, which is amortized using the effective interest method over the expected life of the arrangement, which is 15 years. The Company has no obligation to repay the then outstanding balance if during the expected life of 15 years the treatment is discontinued. In order to record the discount of the liability, the Company fair valued the royalty and the difference between fair value of the royalty obligation and the gross projected future payments was $7,171,200 and was recorded as non-cash interest expense over the life of the liability and offset to additional paid in capital at inception.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8 - Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-30, which appear at the end of this Form 10-K Annual Report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of December 31, 2019, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for hiring a third party consulting firm with experience in accounting and financial reporting to support us in evaluating insufficient complex transactions and financial reporting requirements.

As a result of material weaknesses in internal control over financial reporting, the Company's management has concluded that, as of December 31, 2019, the Company’s internal controls over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Item 9B - Other Information.

None.

Item 10 - Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 27, 2020 are set forth below:

Name	Age	Positions
Brady Granier, CEO since June 17, 2016;	47	Chief Executive Officer and Director
Lourdes Felix, President and Chief Financial Officer since October 1, 2012 and President since February 26, 2020;	52	President, Chief Financial Officer and Director
Thomas Welch, Executive Vice President since February 26, 2020	48	Executive Vice President
Kent Emry, Director	51	Director
Luisa Ingargiola	51	Director
Louis Lucido	71	Director

Brady J. Granier, Chief Executive Officer and Director

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

Mr. Granier has been a Director of BioCorRx Inc. since March 7, 2013. He served as Chief Operating Officer from June 16, 2013 through June 17, 2016 and as Interim Chief Executive Officer from December 2, 2014 through June 17, 2016 when he was appointed as permanent Chief Executive Officer and President. Mr. Granier resigned from his position as President on February 26, 2020. Mr. Granier was born and raised in the heart of Cajun Country in Southeast Louisiana where he starting working at the age of eleven to help support his single mother and younger brother. After graduating with honors from high school, Mr. Granier attended college at Nicholls State University in Thibodaux, LA. Mr. Granier earned his Bachelor of Science Degree in Nursing in 1995 and was a member of Sigma Theta Tau Honor Society and Phi Kappa Theta. During his nursing career, Mr. Granier specialized in the critical care areas of ER/ICU/CCU and CICU. He also moonlighted as a home health nurse, critical care air transport nurse, and TV studio set medic. In 1996, Mr. Granier moved to California as a travel nurse and spent most of his remaining years in healthcare as the charge nurse in the emergency room at White Memorial Hospital in downtown Los Angeles. Mr. Granier continues to reside in the Los Angeles area with his family. Mr. Granier has also been a volunteer with Big Brothers of America.

Lourdes Felix, President, Chief Financial Officer and Director

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

Ms. Felix has been a Director of BioCorRx Inc. since March 7, 2013. Ms. Felix was Chief Operating Officer of the Company from June 17, 2016 until she resigned as COO in connection with her promotion to President on February 26, 2020. Ms. Felix is very active in the Hispanic community and speaks fluent Spanish. Ms. Felix holds a Bachelor of Science degree in Business Management and Accounting from University of Phoenix.

Thomas Welch, Executive Vice President

In 2014, Mr. Welch was hired as VP of Operations for BioCorRx Inc where he assisted in the creation, training and integration of the BioCorRx Recovery Program. The program was rolled out across the U.S. to independent physicians, integrated medicine and substance use disorder centers. Mr. Welch was charged with both training and implementation of the program nationwide.

Mr. Welch has decades of operating experience. Mr. Welch was a founder and Director of Operations at TAK Healthcare Management from 2012 until he joined the Company in 2014. TAK Management was responsible for the streamlining of clinical and financial operations for Start Fresh Alcohol and Opioid Recovery Centers Inc. Mr. Welch led a team that completely reorganized clinic operations. Mr. Welch was also successful in negotiating reimbursement with major private insurance corporations across the U.S.

Prior to his tenure with TAK Management, Mr. Welch created Benchmark Consulting Group LLC in 2001 in Los Angles and expanded into Dallas in 2005. He has been actively involved in assisting in infrastructure creation including, front and back office management, billing and coding personnel, clinical management and executive teams. Mr. Welch was responsible for negotiating multiple partnership agreements and contracts with major medical corporations and both the military and Veterans Administration.

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

Ms. Ingargiola been a Director of BioCorRx Inc. since March 1, 2019. The Board believes that Ms. Ingargiola's management experience and familiarity with industries the Company currently operates in, makes her ideally qualified to help lead the Company towards continued growth.

Louis Lucido, Director

Mr. Lucido was formerly the Senior Advisor and Chief Operating Officer of DoubleLine Group, LP. He recently retired in December 2018 and was one of the five founding partners of DoubleLine in December of 2009. He was previously at TCW as a Group Managing Director. Prior to joining TCW in 2001, Mr. Lucido was the Chief Investment Officer for Delphi Financial Group (DFG) and on several subsidiary Boards. Before DFG, he was the Chief Operating Officer, MD and Secretary for Hyperion Capital Management & was also a member of the Resolution Trust Advisory Committee. Since February 2013, he has served as a member of the Board of Directors of CASA of Los Angeles and is the current Chair. Additionally, he was elected in 2013 and currently serves on the Boards of Junior Achievement, Southern California ,826LA and the Lupus Research Alliance (formerly the Alliance for Lupus Research). Mr. Lucido received his MBA in Management and Finance from New York University, and was a member of the Dean's Advisory Board of the N.Y.U. Stern School of Business.

Mr. Lucido has been a Director of BioCorRx Inc. since March 1, 2019. The Board believes that Mr. Lucido's management experience makes him ideally qualified to help lead the Company towards continued growth.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2019 were made on a timely basis other than with respect to: (i) two late Form 4s on behalf of Brady Granier reporting the issuances of shares of Common Stock; (ii) two late Form 4s on behalf of Lourdes Felix reporting the issuances of shares of Common Stock; (iii) two late Form 4s on behalf of Kent Emry reporting the issuances of shares of Common Stock; (iv) two late Form 4s on behalf of Luisa Ingargiola reporting the issuances of shares of Common Stock; and (v) two late Form 4s on behalf of Louis Lucido reporting the issuances of shares of Common Stock.

Code of Ethics

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 2390 East Orangewood Avenue, Suite 500, Anaheim, CA 92806.

Board Composition, Committees, and Independence

Our board of directors currently consists of five (5) members. Our board of directors has determined that Luisa Ingargiola and Louis Lucido qualify as independent directors. As we do not have any board committees, the board as a whole carries out the functions of audit, nominating, and compensation committees.

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

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our most highly compensated executive officer other than the Principal Executive Officer during fiscal years 2019 and 2018 (collectively, the “Named Executive Officers”). In 2019, the Company did not have any other employees with a policy making function. With Mr. Welch’s promotion to Executive Vice President on February 26, 2020, Mr. Welch has a policy making function and is a Named Executive Officer as of that date.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)		Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)(3)	Total ($)

Brady Granier, President, CEO and	2019	190,000	75,000	20,000	0		0	0	50,000	335,000
Director since June 10, 2016	2018	180,000	32,500	0	1,267,753	(1)	0	0	0	1,480,253

Lourdes Felix, CFO, COO and Director	2019	175,000	75,000	20,000	0		0	0	50,000	320,000
since October 1, 2012	2018	165,365	32,500	0	1,267,753	(2)	0	0	0	1,465,618

__________________

(1)	On June 13, 2018, the Company granted 105,000 options to Mr. Brady Granier exercisable at $14 per share for ten years, vesting ratably over 12 months.
(2)	On June 13, 2018, the Company granted 105,000 options to Ms. Lourdes Felix exercisable at $14 per share for ten years, vesting ratably over 12 months.
(3)	Each director of the Company receives a quarterly cash stipend of $15,000 and the number of shares of the Company's common stock equivalent to $5,000 in compensation for their services.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2019.

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	330,350	6.5	330,350	6.5
2.51-5.00	35,000	0.6	35,000	0.6
5.01 and up	457,447	7.0	449,257	7.1
	822,797	6.5	814,607	6.6

Long-Term Incentive Plans and Awards

On June 13, 2018, we awarded options to purchase an aggregate of 210,000 shares of common stock to key officers of the Company. These options vest monthly over 12 months and have a term of 10 years. The options have an exercise price of $14.00 per share.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On June 13, 2018, the Company entered into an Executive Service Agreement (each an "Executive Agreement" and together, the "Executive Agreements") with each of the Company's Executive Officers, Mr. Brady Granier and Ms. Lourdes Felix (each an "Executive Officer" and together, the "Executive Officers"). As of December 31, 2019, the annual salary of Mr. Brady Granier remained $190,000 and Ms. Lourdes Felix remained at $175,000. As of March 27, 2020, the annual salary of Mr. Brady Granier is $215,000 and for Ms. Lourdes Felix is $190,000. Each of the Executive Officers receives a $500 per month car allowance and reimbursements for health and medical insurance. Each of the Executive Officers was granted a ten-year stock option to purchase an aggregate of 75,000 shares of the Company's common stock at an exercise price of $14.00 per share (the "Executives Options") in accordance with the terms and conditions of the Company's 2018 Equity Incentive Plan and the applicable stock option award agreement. Each of the Executive Officers is eligible to participate in the Company's Bonus Plan. The Executive Agreements are at-will and may be terminated with or without cause. Each of the Executive Officers is eligible to receive certain severance benefits in accordance with their respective Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

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

The following table sets forth summary information concerning the total compensation paid to our non-employee directors. For the other two employee directors, please refer to the Summary Compensation Table.

Name	Fiscal Year	Stock Awards ($)	Option Awards ($)		All other compensation ($)	Total ($)

Kent Emry, Director since March 1, 2019	2019	20,000	0		50,000	70,000
	2018	0	362,215	(1)	0	362,215

Louis C. Lucido, Director since March 1, 2019	2019	20,000	0		50,000	70,000
	2018	0	0		0	0

Luisa Ingargiola, Director since March 1, 2019	2019	20,000	0		50,000	70,000
	2018	0	0		0	0

(1)	On June 13, 2018, the Company granted 30,000 options to Mr. Kent Emry exercisable at $14 per share for ten years, vesting ratably over 12 months.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of March 27, 2020, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 500, Anaheim, California 92806.

Name and Address of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Five Percent Stockholders:

BICX Holding Company, LLC	2,227,575	(5)	41.72%	-	-			2,227,575	0.55%

Named Executive Officers and Directors
Brady Granier				10,000		40,000
	341,041	(6)	6.09%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,080,041	22.22%

Lourdes Felix				10,000		40,000
	297,822	(7)	5.31%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,030,822	22.21%

Kent Emry				10,000		40,000
	146,242	(8)	2.72%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,116,242	22.23%

Thomas Welch	247,849	(4)	4.46%	10,000 (10,000,000 votes)	12.5%	40,000 (80,000,000 votes)	25%	90,025,849	22.21%

Luisa Ingargiola	5,822	(9)	*	-		-		5,822	*

Louis Lucido	249,992	(10)	4.68%	-		-		249,992	*

Total of Named Executive Officers and Directors				40,000		160,000
	1,288,769		21.85%	(40,000,000 votes)	50%	(320,000,000 votes)	100%	360,508,768	88.94%

38

_____________

*	less than 1%

(1)	Applicable percentage ownership is based on 5,339,757 shares of common stock outstanding as of March 27, 2020.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 405,339,757 shares of voting equity outstanding as March 27, 2020.

(4)

Mr. Welch is a named executive officer of the Company as of February 26, 2020. This figure consists of: (i) 25,850 shares of common stock held of record or in a brokerage account; and (ii) 35,000 Stock Options to purchase 35,000 fully vested shares of our common stock at an exercise price of $4.50 per share expiring on July 20, 2025; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 75,000 Stock Options to purchase 75,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028

(5)	This figure consists solely of shares of common stock held of record.

(6)

This figure consists of: (i) 80,041 shares of common stock held of record or in a brokerage account; (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 106,000 Stock Options to purchase 106,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(7)

This figure consists of: (i) 30,822 shares of common stock held of record; and (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(8)

This figure consists (i) of 116,242 shares of common stock held of record or in a brokerage account and (ii) 30,000 Stock Options to purchase 30,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(9)	This figure consists solely of shares of common stock held of record.

(10)	This figure consists solely of shares of common stock held of record

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

We have three equity compensation plans. The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	145,000	9.02	145,879
Equity compensation plans not approved by security holders	677,797	7.82	428,453
Total	822,797	8.03	574,332

2018 Equity Incentive Plan

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (the "Plan"). The 2018 Plan provides for the issuance of up to 450,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), through the grant of non-qualified options (the "Non-qualified Options"), incentive options (the "Incentive Options" and together with the Non-qualified Options, the "Options"), restricted stock (the "Restricted Stock") and unrestricted stock to directors, officers, consultants, advisors and employees.

The 2018 Plan shall be administered by the Board or, in the Board's sole discretion, by the committee administering the Plan (the "Committee"). Subject to the terms of the Plan, the Committee's charter and applicable laws, and in addition to other express powers and authorization conferred by the 2018 Plan.

The purpose of the 2018 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

Options are subject to the following conditions:

(i)	The Board or the Committee determines the strike price of Incentive Options at the time the Incentive Options are granted. The assigned strike price must be no less than 100% of the Fair Market Value (as defined in the 2018 Plan) of the Common Stock. In the event that the recipient is a Ten Percent Owner (as defined in the Plan), the strike price must be no less than 110% of the Fair Market Value of the Company.

(ii)	The strike price of each Option will be at least 100% of the Fair Market Value of such share of the Company's Common Stock on the date the Non-qualified Option is granted.

(iii)	The 2018 Plan Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Owner may not be exercisable more than five years from the date the Incentive Option is granted.

(iv)	The 2018 Plan Committee may designate the vesting period of Options.

(v)	A Non-qualified Stock Option may, in the sole discretion of the Board, be transferable to a Permitted Transferee, upon written approval by the Board to the extent provided in the Award Agreement (as defined in the Plan). If the Non-qualified Stock Option does not provide for transferability, then the Non-qualified Stock Option shall not be transferable except by will or by the laws of descent and distribution and shall be exercisable during the lifetime of the Optionholder only by the Optionholder.

(vi)	Incentive Options may not be issued in an amount or manner where the amount of Incentive Options exercisable in one year entitles the holder to Common Stock of the Company with an aggregate Fair Market value of greater than $100,000.

Awards of Restricted Stock are subject to the following conditions:

(i)	The 2018 Plan Committee grants Restricted Stock and determines the restrictions on each Restricted Stock Award (as defined in the 2018 Plan). Upon the grant of a Restricted Stock Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Stock and entitled to vote the Restricted Stock if such Restricted Stock is entitled to voting rights.

(ii)	The Restricted Period shall commence on the Grant Date (as defined in the 2018 Plan) and end at the time or times set forth on a schedule established by the Board in the applicable Award Agreement; provided, however, that notwithstanding any such vesting dates, the Board may in its sole discretion accelerate the vesting of any Restricted Award at any time and for any reason.

2016 Equity Incentive Plan

On June 15, 2016 our Board of Directors authorized and approved the adoption of the Plan effective June 15, 2016 under which an aggregate of 656,250 of our shares may be issued.

The purpose of the Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The Plan shall be administered by the Board or, in the Board’s sole discretion, by the Committee. Subject to the terms of the Plan, the Committee’s charter and Applicable laws, and in addition to other express powers and authorization conferred by the Plan.

Unless otherwise provided in an Award Agreement or in an employment agreement the terms of which have been approved by the Board, in the event an Optionholder’s Continous Service terminates (other than upon the Optionholder’s death or Disability), the Optionholder may exercise his or her Option (to the extent that the Optionholder was entitled to exercise such Option as of the date of termination) but only within such period of time ending on the earlier of (a) the date three months following the termination of the Optionholder’s Continuous Service or (b) the expiration of the term of the Option as set forth in the Award Agreement; provided that, if the termination of Continuous Service is by the Company for Cause, all outstanding Options (whether or not vested) shall immediately terminate and cease to be exercisable. If, after termination, the Optionholder does not exercise his or her Option within the time specified in the Award Agreement, the Option shall terminate.

An Incentive Stock Option shall not be transferable except by will or by the laws of descent and distribution and shall be exercisable during the lifetime of the Optionholder only by the Optionholder. Notwithstanding the foregoing, the Optionholder may, by delivering written notice to the Company, in a form satisfactory to the Company, designate a third party who, in the event of the death of the Optionholder, shall thereafter be entitled to exercise the Option.

The Option Exercise Price shall be paid, to the extent permitted by Applicable Laws, either (a) in cash or by certified or bank check at the time the Option is exercised or (b) in the discretion of the Board, upon such terms as the Board shall approve: (i) by delivery to the Company of other shares of Common Stock, duly endorsed for transfer to the Company, with a Fair Market Value on the date of delivery equal to the Option Exercise Price (or portion thereof) due for the number of shares being acquired; (ii) by a “net exercise” procedure effected by withholding the minimum number of shares of Common Stock otherwise issuable in respect of an Option that are needed to pay the Option Exercise Price; (iii) by any combination of the foregoing methods; or (iv) in any other form of legal consideration that may be acceptable to the Board. Unless otherwise specifically provided in the Option, the Option Exercise Price that is paid by delivery to the Company of other Common Stock acquired, directly or indirectly from the Company, shall be paid only by shares of Common Stock that have been held for more than six months (or such longer or shorter period of time required to avoid a charge to earnings for financial accounting purposes).

2014 Stock Option Plan

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued.

The purpose of the 2014 Stock Option Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2014 Stock Option Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to five (5) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 290,879 shares as at the date of adoption by the Board of Directors of the Plan. At the time a Stock Option is granted under the Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

No Stock Options granted under the 2014 Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to five (5) years or the limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

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

Incentive Stock Options

The 2014 Stock Option Plan further provides that, subject to the provisions of the 2014 Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the “Incentive Stock Options”). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of our common shares, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Since January 1, 2018, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

•	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

In March 2019, the Company entered into two Subscription and Royalty Agreements (the "Subscription and Royalty Agreements"). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a member of the Company’s Board of Directors (the “Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the "Purchase Price"), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the "Initial Sales Date") and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the "Royalty"). As of March 27, 2020, the Company has paid $0 to each of Lucido and the other counterparty.

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

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration as of December 31, 2019 is $14,583 per month. The agreement provides for annual compensation of $175,000, an auto allowance and mobile phone stipend. As of March 27, 2020 the Company will pay Ms. Lourdes Felix an annual base salary of $190,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Soupface LLC ("Soupface"). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. The agreement provides for annual compensation of $190,000, an auto allowance and mobile phone stipend. As of March 27, 2020 the Company will pay Mr. Brady Granier an annual base salary of $215,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. The agreement provides for a base salary of $150,000 an auto allowance and mobile phone stipend. As of March 27, 2020 the Company will pay Mr. Tom Welch an annual base salary of $175,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The above related parties are compensated as independent contractors and are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable.

Item 14 - Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2019 and 2018, including review of our interim financial statements were: (i) $47,250 paid to Friedman LLP and (ii) 15,000 paid to Liggett & Webb P.A. and $65,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for audit related fees during the fiscal years ended December 31, 2019 and 2018, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for tax and fees during the fiscal years ended December 31, 2019 and 2018.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Item 15 - Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.  Financial Statements:

Our financial statements and the Reports of Independent Registered Public Accounting Firms are included herein on page F-1

2.  Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

3.   Exhibits:

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

BioCorRx Inc.

Date: March 30, 2020	By:	/s/ Brady Granier
Brady Granier
Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2020	By:	/s/ Lourdes Felix
Lourdes Felix
President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kent Emry	Director	March 30, 2020
Kent Emry

/s/ Luisa Ingargiola	Director	March 30, 2020
Luis Ingargiola

/s/ Louis Lucido	Director	March 30, 2020
Louis Lucido

BIOCORRX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of BioCorRx Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioCorRx Inc. (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company does not generate any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.
Marlton, New Jersey
March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

BioCorRx Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioCorRx Inc. (the "Company") as of December 31, 2018, the related statement of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2014

New York, NY

April 15, 2019

BIOCORRX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS
Current assets:
Cash	$2,645,852	$279,772
Accounts receivable, net	750	8,000
Grant receivable	186,668	-
Prepaid expenses	213,283	31,458
Total current assets	3,046,553	319,230

Property and equipment, net	148,300	44,369

Right to use assets	458,707	-

Other assets:
Patents, net	13,736	15,200
Intellectual property, net	224,010	236,000
Deposits, long term	41,936	13,422
Total other assets	279,682	264,622

Total assets	$3,933,242	$628,221

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $391,209 and $32,318, respectively	$2,027,380	$1,554,652
Deferred revenue, short term	134,924	209,474
Lease liability, short term	76,977	-
Convertible notes payable, net of debt discount of $0 and $656,231	-	3,503,769
Notes payable, net of debt discounts of $0 and $127,419	21,480	569,061
Notes payable, related parties	290,110	290,110
Total current liabilities	2,550,871	6,127,066

Long term liabilities:
Royalty obligation - net of discount of $6,812,318 and $0, related parties	1,909,782	-
Deferred revenue, long term	103,313	207,523
Lease liability, long term	428,162	-
Total liabilities	4,992,128	6,334,589

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 5,326,852 and 2,597,347 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5,327	2,597
Common stock subscribed	100,000	100,000
Additional paid in capital	60,111,429	49,418,356
Accumulated deficit	(61,216,080)	(55,176,450)
Total deficit attributable to BioCorRx, Inc.	(977,708)	(5,633,881)
Non-controlling interest	(81,178)	(72,487)
Total deficit	(1,058,886)	(5,706,368)

Total liabilities and deficit	$3,933,242	$628,221

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018

Revenues, net	$240,259	$376,656

Operating expenses:
Cost of implants and other costs	81,670	170,953
Research and development	1,125,098	151,768
Selling, general and administrative	4,565,346	4,422,600
Impairment of acquired license	-	250,000
Depreciation and amortization	29,413	7,353
Total operating expenses	5,801,527	5,002,674

Loss from operations	(5,561,268)	(4,626,018)

Other income (expenses):
Interest expense, net	(1,622,426)	(1,959,207)
Gain on settlement of debt	-	847
Grant income	1,091,061	-
Loss on sale of fixed assets	(1,902)	-
Other miscellaneous income	46,214	-
Total other income (expenses)	(487,053)	(1,958,360)

Net loss before provision for income taxes	(6,048,321)	(6,584,378)

Income taxes	-	-

Net loss	(6,048,321)	(6,584,378)

Non-controlling interest	8,691	72,487

Net loss attributable to BioCorRx Inc.	$(6,039,630)	$(6,511,891)

Net loss per common share, basic and diluted	$(1.71)	$(2.60)

Weighted average number of common shares outstanding, basic and diluted	3,523,208	2,506,229

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENT OF DEFICIT

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total

Balance, December 31, 2017	80,000	$16,000	160,000	$5,616	2,440,863	$2,441	$100,000	$44,823,541	$(48,840,534)	$-	$(3,892,936)
Effect of adoption of Accounting Codification Standard 2017-11, anti-dilution of warrant	-	-	-	-	-	-	-	-	175,975	-	175,975
Common stock issued for services rendered	-	-	-	-	40,248	40	-	457,690	-	-	457,730
Common stock issued for services accrued in 2017	-	-	-	-	10,000	10	-	(10)	-	-	-
Sale of common stock	-	-	-	-	75,000	75	-	1,399,925	-	-	1,400,000
Common stock issued in connection with notes payable	-	-	-	-	6,000	6	-	61,744	-	-	61,750
Common stock issued in connection with notes payable extension	-	-	-	-	1,000	1	-	11,999	-	-	12,000
Common stock issued to settle outstanding accounts payable	-	-	-	-	4,236	4	-	29,649	-	-	29,653
Common stock issued to acquire intellectual property	-	-	-	-	20,000	20	-	225,980	-	-	226,000
Fair value of warrants issued in connection with notes payable	-	-	-	-	-	-	-	58,411	-	-	58,411
Share-based compensation	-	-	-	-	-	-	-	2,349,427	-	-	2,349,427
Net loss	-	-	-	-	-	-	-	-	(6,511,891)	(72,487)	(6,584,378)
Balance, December 31, 2018	80,000	$16,000	160,000	$5,616	2,597,347	$2,597	$100,000	$49,418,356	$(55,176,450)	$(72,487)	$(5,706,368)
Round up shares for reverse stock split	-	-	-	-	849	1	-	(1)	-	-	-
Common stock issued for services rendered	-	-	-	-	75,017	76	-	270,974	-	-	271,050
Sale of common stock	-	-	-	-	22,222	22	-	99,978	-	-	100,000
Interest expense paid with common stock	-	-	-	-	3,842	4	-	20,996	-	-	21,000
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	400,000	400	-	4,448,700	-	-	4,449,100
Common stock issued in connection with note conversion	-	-	-	-	2,227,575	2,227	-	4,157,773	-	-	4,160,000
Share-based compensation	-	-	-	-	-	-	-	1,694,653	-	-	1,694,653
Net loss	-	-	-	-	-	-	-	-	(6,039,630)	(8,691)	(6,048,321)
Balance, December 31, 2019	80,000	$16,000	160,000	$5,616	5,326,852	$5,327	$100,000	$60,111,429	$(61,216,080)	$(81,178)	$(1,058,886)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,048,321)	$(6,584,378)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	29,413	7,353
Amortization of discount on royalty obligation	358,882	-
Bad debt expense	2,400	24,750
Interest expense paid with common stock	21,000	-
Amortization of debt discount	783,650	1,530,470
Amortization of right-of-use asset	67,091	-
Impairment of licensing agreement	-	250,000
Loss on sale of fixed assets	1,902	-
Stock based compensation	1,965,703	2,807,157
Common stock issued with loan extension	-	12,000
Gain on settlement of debt	-	(847)
Changes in operating assets and liabilities:
Accounts receivable	4,850	(2,800)
Other receivable	(186,668)	-
Prepaid expenses	(181,825)	(18,248)
Accounts payable and accrued expenses	473,490	385,616
Deposits	(28,514)	-
Lease liability	(21,420)	-
Settlement payable	-	(15,000)
Deferred revenue	(178,760)	(221,696)
Net cash used in operating activities	(2,937,127)	(1,825,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	-	(15,200)
Purchase of intellectual property	-	(10,000)
Purchase of equipment	(122,593)	(30,747)
Proceeds from sale of property and equipment	800	-
Net cash used in investing activities	(121,793)	(55,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	1,400,000
Proceeds from common stock subscription and royalty agreement	6,000,000	-
Proceeds from notes payable	-	750,000
Repayments of notes payable	(675,000)	-
Net cash provided by financing activities	5,425,000	2,150,000

Net increase in cash	2,366,080	268,430
Cash, beginning of the year	279,772	11,342

Cash, end of the year	$2,645,852	$279,772

Supplemental disclosures of cash flow information:
Interest paid	$61,397	$-
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets per ASC 842, net of deferred rent	$525,798	$-
Record lease liability per ASC 842	$526,559	$-
Common stock issued in connection with conversion of notes payable	$4,160,000	$-
Common stock issued in connection with issuance of notes payable	$-	$61,750
Common stock issued to acquire intellectual property	$-	$226,000
Fair value of warrants issued in connection with notes payable	$-	$58,411
Reclassify fair value of warrant liability upon adoption of ASU 2017-11	$-	$175,975
Common stock issued to settle outstanding accounts payable	$-	$29,653

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone (BICX102) with the goal of future regulatory approval with the Food and Drug Administration.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of BioCorRx Inc. retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 15).

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

The Company's net sales are disaggregated by product category. The sales/access fees consist of product sales, which is recognized upon the transfer of promised goods to customers. The distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for its products. The membership/program fees are generated from the Company’s UnCraveRx™ Weight Loss Management Program, which is recognized upon the transfer of promised goods to customers.

The following table presents our net sales by product category for the year ended December 31, 2019 and 2018:

	2019	2018
Sales/access fees	$29,150	$129,960
Distribution rights income	207,110	246,696
Membership/program fees	3,999	-
Net sales	$240,259	$376,656

Deferred revenue:

The Company licenses proprietary products and protocols to customers under licensing agreements that allow those customers to access the products and protocols in services they provide to their customers during the term of the license agreement. The timing and amount of revenue recognized from license agreements depends upon a variety of factors, including the specific terms of each agreement. Such agreements are reviewed for multiple performance obligations. Performance obligations can include amounts related to initial non-refundable license fees for the use of the Company's products and protocols and additional royalties on covered services.

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

On October 1, 2019, the Company launched the UnCraveRx™ Weight Loss Management Program. Customers are charged a membership fee and are requested to pay for three training programs at inception. The payment are recorded as deferred revenue until earned.

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company's consolidated balance sheet:

Balance as of December 31, 2018:
Short term	$209,474
Long term	207,523
Total as of December 31, 2018	416,997
Cash payments received	32,349
Net sales recognized	(211,109)
Balance as of December 31, 2019	238,237
Less short term	134,924
Long term	$103,313

During the year ended December 31, 2019, the Company also had $29,150 in its revenues related to access fees, which were not included in deferred revenue.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $12,500 as of December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and 2018. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, other receivable, and accrued expenses, and notes payable. The fair value of the Company's convertible notes payable is based on management estimates and reasonably approximates their book value. The fair value of lease liability is based on the present value of future lease payments at a discount rate of 8% over the lease term. The fair value of royalty obligation is calculated by the Probability Weighted Expected Return Model, which projects various scenarios of future treatment sales, and then calculates the associated payment value of the royalty. The carrying value of lease liability and royalty obligation on the consolidated balance sheet approximates their fair value.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments was recognized for the year ended December 31, 2019 and 2018.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. $0 and $250,000 impairment was recognized for the year ended December 31, 2019 and 2018, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets ("ROU assets") and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2019 and 2018, respectively, because their inclusion would have been anti-dilutive.

	2019	2018
Shares underlying options outstanding	822,797	791,850
Shares underlying warrants outstanding	72,500	85,250
Shares underlying convertible notes outstanding	-	1,312,500
Convertible preferred stock outstanding	240,000	240,000
	1,135,297	2,429,600

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $436,205 and $88,912 as advertising costs for the years ended December 31, 2019 and 2018, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company's performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. As of December 31, 2019, $932,745 in grant funds were received and $1,091,061 were recorded as grant income.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,125,098 and $151,768 for the years ended December 31, 2019 and 2018, respectively.

Stock Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the share-based compensation issued to non-employees at the grant date using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2019 and 2018, the Company has not recorded any unrecognized tax benefits.

Royalty Obligations, net

The Company accounted for royalty obligations as debt in accordance with ASC 470-10-25 and derived a debt discount, which is amortized using the effective interest method over the expected life of the arrangement, which is 15 years. The Company has no obligation to repay the then outstanding balance if during the expected life of 15 years the treatment is discontinued. In order to record the discount of the liability, the Company fair valued the royalty and the difference between fair value of the royalty obligation and the gross projected future payments was $7,171,200 and was recorded as non-cash interest expense over the life of the liability and offset to additional paid in capital at inception.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on total assets, equity, and net loss. Adjustments have been made to the consolidated balance sheets to reclassify $125,000 from third party notes payable to related party notes payable and $21,480 from related party notes payable to third party notes payable.

Application of New Accounting Standards

On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $25,465, lease liability of $26,229 and eliminated deferred rent of $764.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the 'package of practical expedients', which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. In determining the length of the lease term to its long term lease, the Company determined there was no embedded extension option. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company's estimated incremental borrowing rate of 8%.

In July 2017 the FASB issued a two-part ASU 2017-11, “(Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception.” For public business entities the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. On January 1, 2018, the Company adopted ASU 2017-11 by electing the retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, the Company reclassified the fair value of the reset provisions embedded in previously issued warrants with embedded anti-dilutive provisions from liability to equity (accumulated deficit) in aggregate of $175,975.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of December 31, 2019, the Company had cash of $2,645,852 and working capital of $495,682. During the year ended December 31, 2019, the Company used net cash in operating activities of $2,937,127. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

During the year ended December 31, 2019, the Company raised $100,000 in proceeds from the sale of common stock and $6,000,000 in proceeds in connection with subscription and royalty agreement (Note 12). The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months following the filing of this report.

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

NOTE 4 - PREPAID EXPENSES

The Company's prepaid expenses consisted of the following at December 31, 2019 and 2018:

	2019	2018
Prepaid insurance	$81,475	$27,083
Prepaid subscription services	127,208	4,375
Other prepaid expenses	4,600	-
	$213,283	$31,458

NOTE 5 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following at December 31, 2019 and 2018:

	2019	2018
Office equipment	$43,503	$34,234
Computer equipment	5,544	5,544
Manufacturing equipment	98,373	30,747
Leasehold improvement	35,888	-
	183,308	70,525
Less accumulated depreciation	(35,008)	(26,156)
	$148,300	$44,369

Depreciation expense charged to operations amounted to $15,959 and $5,390, respectively, for the year ended December 31, 2019 and 2018, respectively.

In July 2019 and August 2019, the Company disposed of part of its office equipment for a total consideration of $800, realizing a loss on sale of fixed assets of $1,902.

NOTE 6 - LEASES

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

On February 14, 2019, the Company extended the term of its lease for an additional 63 months beginning July 1, 2019 (at expiry of the original lease). The extended term expires on September 30, 2024. The extended lease has escalating payments from $5,522 per month to $6,552 per month. On February 14, 2019, the Company reassessed the value of right to use assets and lease liability of $299,070.

On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning November 1, 2019. The extended term expires on January 31, 2025. The extended lease has escalating payments from $9,505 per month to $11,018 per month. On November 1, 2019, the Company accounted for the modification as a separate lease contract and recorded right to use assets and lease liability of $201,263.

During year ended December 31, 2019, the Company recorded $78,034 as lease expense to current period operations.

Lease liability is summarized below:

December 31, 2019
Total lease liability	$505,139
Less: short term portion	76,977
Long term portion	$428,162

Maturity analysis under these lease agreements are as follows:

2020	$114,625
2021	118,065
2022	121,606
2023	125,255
2024 and beyond	140,030
Less: Present value discount	(114,442)
Lease liability	$505,139

Lease expense for the year ended December 31, 2019 was comprised of the following:

Operating lease expense	$78,034
Short-term lease expense	-
Variable lease expense	-
$78,034

During the year ended December 31, 2019, the Company paid $32,367 lease expense in cash.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	4.90
Weighted-average discount rate	8%

During the year ended December 31, 2018, rent expense was $52,029. As of December 31, 2018, future minimum lease payments for office space are as follows:

Year ended December 31, 2019	$26,844

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019, and recorded $11,990 amortization expense during the year ended December 31, 2019. Amortization is computed on straight-line method based on estimated useful lives of 5 years. As of December 31, 2019, the accumulated amortization of the intellectual property was $11,990.

The future amortization of the intellectual property are as follows:

Year	Amount
2020	$47,160
2021	47,160
2022	47,160
2023	47,160
2024	35,370
$224,010

On October 12, 2018 the Company's majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the year ended December 31, 2019, the Company recorded amortization expense of $1,464. As of December 31, 2019, the accumulated amortization of these patents was $1,464.

The future amortization of the patents are as follows:

Year	Amount
2020	$1,172
2021	1,169
2022	1,169
2023	1,169
2024 and after	9,057
$13,736

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Accounts payable	$709,353	$655,654
Interest payable on notes payable	1,138,157	802,114
Interest payable on notes payable, related parties	125,903	96,120
Deferred insurance	53,967	-
Deferred rent	-	764
	$2,027,380	$1,554,652

NOTE 9 - NOTES PAYABLE

On January 26, 2018, the Company issued one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company's common stock to the note holder. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. On July 26, 2018, the Company issued 100,000 shares in connection with extending the notes until December 26, 2018, the fair value of the common stock of $12,000 was charged to current period interest. On January 26, 2019, the Company paid $10,000 interest and issued 1,000 shares of its common stock valued at $7,500 to extend the note until September 26, 2019. On September 23, 2019, the Company paid the note in full.

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

As of December 31, 2019 and 2018, the Company had advances from a third party. The advances bears no interest and is due on demand. The balance outstanding as of December 31, 2019 and 2018 was $21,480.

During the year ended December 31, 2019 and 2018, the Company amortized $127,419 and $17,242, respectively, of the debt discount to current period interest expense.

The interest expense during the year ended December 31, 2019 and 2018 were $8,110 and $53,288, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due March 3, 2020 and bearing interest at 8% per annum due annually beginning June 10, 2018. On March 3, 2017 the convertible promissory note was subsequently amended and was convertible into 42.43% of the Company's total authorized common stock. The Company also received an additional investment of $1,660,000 from the holder. The note was convertible into a fixed number of shares of common stock equal to 42.43% (2,227,575 shares) of the total authorized common stock as of March 3, 2017 (closing). On September 30, 2019, the convertible promissory note was converted to 2,227,575 shares of the Company’s common stock, and the principal balance of the convertible note payable was reduced to $0. Upon converting the convertible note payable to common stock in September 2019, the Company and BICX Holding Company, LLC entered into a conversion agreement in which future interest through March 2020 on the convertible note payable was accelerated, and the Company agreed to pay $1,138,157 in interest within a twelve month period of an intended public offering. The interest is recorded in Accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2019.

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

During the year ended December 31, 2019 and 2018, the Company amortized $656,231 and $1,487,728 of the debt discount to current period interest expense.

The interest expense during the year ended December 31, 2019 and 2018 were $389,330 and $332,800 and includes the accelerated interest noted above.

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of December 31, 2019 and 2018, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of December 31, 2019 and 2018 was $1,500.

On January 26, 2018, the Company issued to Joe Galligan (majority shareholder of the Company) one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company's common stock to Joe Galligan. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. On January 26, 2019, the note was extended until September 26, 2019. On September 23, 2019, the note was extended until September 26, 2020. On December 31, 2019, the note was extended until December 31, 2020. The balance outstanding as of December 31, 2019 and 2018 was $125,000.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Company) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The note holder subsequently became an officer of the Company. The balance outstanding as of December 31, 2019 and 2018 was $163,610.

The interest expense during the year ended December 31, 2019 and 2018 were $29,783 and $29,071, respectively. As of December 31, 2019 and 2018, the accumulated interest on related parties notes payable were $125,903 and $96,120, respectively.

NOTE 12 – ROYALTY OBLIGATIONS, NET

In March 2019, the Company entered into two Subscription and Royalty Agreements (the "Subscription and Royalty Agreements"). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company's Board of Directors (the "Board"), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the "Purchase Price"), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the "Initial Sales Date") and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the "Royalty").

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the "Business") including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. As of December 31, 2019, the Company is in compliance with the use of proceeds requirement.

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

During the year ended December 31, 2019, the Company amortized $358,882 as interest expense.

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

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of December 31, 2019 and 2018, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2019 and 2018 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of December 31, 2019 and 2018 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Year ended December 31, 2018

During the year ended December 31, 2018, the Company issued an aggregate of 40,248 shares of its common stock for services rendered valued at $457,730 based on the underlying market value of the common stock at the date of issuance.

During the year ended December 31, 2018, the Company issued 10,000 shares of its common stock in connection with a distribution agreement previously accrued during the year ended December 31, 2017.

During the year ended December 31, 2018, the Company issued an aggregate of 6,000 shares of its common stock in connection with the issuance of promissory notes payable valued at $61,750 based on the underlying market value of the common stock at the date of issuance.

During the year ended December 31, 2018, the Company issued 75,000 shares of its common stock in exchange for proceeds of $1,400,000. Of this amount: (1) the Company issued 57,500 units of the Company’s securities at a price per unit of $20 for total proceeds of $1,150,000 with each unit consisting of one share of the Company’s common stock and a three-year warrant to purchase one share of the Company’s Common Stock at an exercise price of $100 per share; (2) the Company issued 12,500 shares of its common stock at a price per share of $12 for proceeds of $150,000; and (3) the Company issued 5,000 shares of its common stock at a price per share of $20 for proceeds of $100,000.

During the year ended December 31, 2018, the Company issued an aggregate of 1,000 shares of its common stock in connection with the extension of promissory notes payable valued at $12,000 based on the underlying market value of the common stock at the date of issuance.

During the year ended December 31, 2018, the Company issued an aggregate of 4,236 shares of its common stock to settle its outstanding accounts payable valued at $29,653 based on the underlying market value of the common stock at the date of issuance.

During the year ended December 31, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000.

Year ended December 31, 2019

During the year ended December 31, 2019, the Company issued an aggregate of 75,017 shares of its common stock for services rendered valued at $271,050 based on the underlying market value of the common stock at the date of issuance, among which 29,111 shares valued at $100,000 were issued to the board of directors for board compensation.

During the year ended December 31, 2019, the Company issued 3,842 shares of its common stock to pay for interest expense valued at $21,000 based on the underlying market value of the common stock at the date of issuance.

In January 2019, the Company issued 849 round-up shares for the Reverse Stock Split.

In February 2019, the Company issued 22,222 shares of its common stock valued at $100,000 in connection with the February 2019 common stock subscription.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under proceeds related to the Subscription and Royalty Agreements. Subsequently in April 2019, the Company received the proceeds of $6,000,000.

In September 2019, the Company issued an aggregate of 2,227,575 shares of its common stock to convert the convertible note with an amount of $4,160,000.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. We granted an aggregate 145,000 stock options. As of December 31, 2019, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of December 31, 2019, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. The company has granted an aggregate of 347,447 stock options. As of December 31, 2019, an aggregate total of 102,553 can still be granted under the plan.

During the year ended December 31, 2019, the Board of Directors approved the grant of 53,280 stock options to consultants valued at $233,111. The term of the options ranges from one to five years, and the vesting period of the options ranges from one to two years.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	2019	2018
Risk-free interest rate	2.36% - 2.58%	2.85%
Expected term (years)	1.00 – 5.00	5.50
Expected volatility	99.85% - 143.11%	135.18%
Expected dividends	0.00	0.00

The following table summarizes the stock option activity for the year ended December 31, 2019 and 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	478,850	$4.00	8.9	$326,700
Grants	315,000	14.00	5.0	-
Exercised	-	-	-	-
Expired	(2,000)	10.00	-	-
Outstanding at December 31, 2018	791,850	8.09	7.7	1,188,065
Grants	53,280	6.52	2.5	-
Exercised	-	-	-	-
Expired	(1,500)	20.00	-	-
Forfeited	(20,833)	5.75	-	-
Outstanding at December 31, 2019	822,797	$8.03	6.5	$244,603
Exercisable at December 31, 2019	814,607	$8.04	6.6	$244,603

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $2.75 as of December 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2019:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	330,350	6.5	330,350	6.5
2.51-5.00	35,000	0.6	35,000	0.6
5.01 and up	457,447	7.0	449,257	7.1
	822,797	6.5	814,607	6.6

The stock-based compensation expense related to option grants was $1,694,653 and $2,349,427 during the year end December 31, 2019 and 2018, respectively.

As of December 31, 2019, stock-based compensation related to options of $26,999 remains unamortized and is expected to be amortized over the weighted average remaining period of 10.6 months.

Warrants

The outstanding Warrants contain provisions, often referred to as “down-round protection” that has led to adjustments of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities. On January 1, 2018, the Company adopted ASU 2017-11 by electing the retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, the Company reclassified the fair value of the reset provisions embedded in previously issued warrants with embedded anti-dilutive provisions from liability to equity (accumulated deficit) in aggregate of $175,975.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	1.91	$20	10,000	1.91
100.00	62,500	1.39	100	62,500	1.39
	72,500	1.46	$89.0	72,500	1.46

The following table summarizes the warrant activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2018	24,300	$91.00
Issued	72,500	88.97
Exercised	-	-
Expired	(11,550)	100.00
Outstanding at December 31, 2018	85,250	$79.40
Issued	-	-
Exercised	-	-
Expired	(12,750)	25.00
Outstanding at December 31, 2019	72,500	$89.00

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Premier Aftercare Recovery Service, ("PARS"). PARS is a Company controlled by Neil Muller, a shareholder of the Company and prior officer of the Company, that provided consulting services to the Company. There is no formal agreement between the parties and the amount of remuneration was $14,583 per month. During year ended December 31, 2019 and 2018, the Company incurred $0 as consulting fees and expense reimbursements. As of December 31, 2019 and 2018, there was an unpaid balance of $0 and $32,318, respectively.

The Company has an arrangement with Felix Financial Enterprises ("FFE"). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the year ended December 31, 2019 and 2018, the Company incurred $250,000 and $200,625, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $175,000 an auto allowance and mobile phone stipend. As of March 27, 2020 the Company will pay Ms. Lourdes Felix an annual base salary of $190,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Soupface LLC ("Soupface"). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. For the year ended December 31, 2019 and 2018, the Company incurred $265,000 and $212,500, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $190,000 an auto allowance and mobile phone stipend. As of March 27, 2020 the Company will pay Mr. Brady Granier an annual base salary of $215,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the year ended December 31, 2019 and 2018, the Company incurred $150,000 and $167,417, respectively, as consulting fees and bonuses.The agreement provides for a base salary of $150,000 an auto allowance and mobile phone stipend. As of March 27, 2020 the Company will pay Mr. Tom Welch an annual base salary of $175,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Joseph Galligan, a majority shareholder of the Company, related to his compensation for his role as a senior advisor. Until January 22, 2019 there was no formal arrangement between the parties and the amount of renumeration is $6,250 per month. For the year ended December 31, 2019 and 2018, the Company incurred $68,750 and $-0-, respectively, as consulting fees.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began limited operations and there was no operation prior to that.

In March 2019, the Company entered into two Subscription and Royalty Agreements (the "Subscription and Royalty Agreements"). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company's Board of Directors (the "Board"), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. The Company received an aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due at December 31, 2019 under these two Subscription and Rotalty Agreements.

As of December 31, 2019 and 2018, the Company's’ related party payable was $391,209 and $32,318 respectively, which comprised of compensation payable and interest payable to related parties.

Effective March 1, 2019, the Board appointed five directors. In connection with the appointment to the Board, the Company entered into a Director Agreement with each directors pursuant to which each of them will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company's common stock equivalent to $5,000. During the year ended December 31, 2019, the Company issued 29,111 shares of common stock valued at $100,000 to directors.

NOTE 16 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company's revenues earned from sale of products and services for the year ended December 31, 2019 included 33%, 21%, 17%, and 15% (aggregate of 86%) from four customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the year ended December 31, 2018 included 13%, 18%, 22%, and 20% (aggregate of 73%) from four customers of the Company's total revenues.

At December 31, 2019, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $750, and three customers accounted for 44%, 17% and 32% (aggregate of 93%) of the Company's total accounts receivable at December 31, 2018.

NOTE 17 – NON-CONTROLLING INTEREST

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2019:

Net loss	$(35,914)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(8,691)

Net loss attributable to the non-controlling interest for the year ended December 31, 2018:

Net loss	$(299,533)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(72,487)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2019:

Balance, December 31, 2018	$(72,487)
Net loss attributable to the non-controlling interest	(8,691)
Balance, December 31, 2019	(81,178)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2018:

Balance, December 31, 2017	-
Net loss attributable to the non-controlling interest	(72,487)
Balance, December 31, 2018	$(72,487)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

Galligan Subscription and Royalty Agreement

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the "Galligan Subscription and Royalty Agreement" and, together with the Lucido Subscription and Royalty Agreement, the "Agreements") with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company's gross profit for each Treatment sold in the United States that includes procurement of the Company's implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company's satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company's implant product, into perpetuity. The amount of royalty due for the year ended December 31, 2019 is $3,503. As of December 31, 2019, $85,805 is owed to Alpine Creek, which was paid subsequently in January 2020.

On any other proprietary implant distribution, that excludes the "treatment", for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company's gross profit for implant distribution not to exceed $100 per sale. As of December 31, 2019, there are no payments due.

BICX Holding Company LLC

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

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. As of March 27, 2020 the Company will pay Charles River the total amended consideration of $3,024,476 for these six studies.

For the year ended December 31, 2019, the Company incurred $382,915 as research and development expenses. The remaining total consideration the Company will pay Charles River is $2,641,561.

Sinclair Research Center LLC

On February 18, 2020, the Company entered into a Master Services Agreement (the "MSA") with Sinclair Research Center LLC ("Sinclair"). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair.

On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair is conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600.

As of March 27, 2020, the Company incurred $357,840 as research and development expenses.

Agreements

As of December 31, 2019 the Company has entered into seven consulting and scientific advisory board agreements. In compensation for services: (i) two advisory board members shall be issued common stock equivalent to $5,000 the last day of such quarter when meetings are held; (ii) one consultant shall receive common stock equivalent to $6,250 on the last day of each month; (iii) one consultant shall receive a renumeration amount of $10,000-$12,500 per month with an earn out potential of 1% of the Company's majority owned subsidiary, BioCorRx Pharmaceuticals based on certain factors; (iv) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; and (v) one consultant shall receive common stock equivalent to $6,667 on the last day of each month (vi) one consultant shall receive a renumeration amount of $5,500 per month

During 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. For the year ended December 31, 2019, the Company incurred $234,852 as research and development expenses. The remaining total consideration is $343,648.

NOTE 19 - INCOME TAXES

The components of the income tax provisions for 2019 and 2018 are as follows:

	2019	2018
Current provision:
Federal	$-	$-
State	-	-

Deferred benefit:
Federal	-	-
State	-	-
	-	-
Change in valuation allowance	-	-
Total Provision	$-	$-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2019	2018
Provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.98%	6.98%
Nondeductible and other items	(0.07)%	(0.03)%
Change in valuation allowance	(27.91)%	(27.95)%
Total	(0.0)%	(0.0)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Allowance for doubtful debt	$7,598	$6,926
Stock options issued for services	1,632,377	1,082,303
Net operating loss carryforward	4,766,552	3,126,434
Other	19,516	560
Total deferred tax assets	6,426,043	4,216,223

Deferred tax liabilities:
Royalty obligation	(708,046)	-
Other	(42,915)	(229,598)
Total deferred tax liabilities	(750,961)	(229,598)
Deferred tax asset	5,675,082	3,986,625
Valuation allowance	(5,675,082)	(3,986,625)

A full valuation allowance has been provided against the Company's deferred tax assets at December 31, 2019 as the Company believes it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

The Company has Federal net operating losses (NOLs) of approximately $17.0 million which begin to expire in the years beginning in 2033. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2031 and state tax credits that may be carried forward indefinitely.

The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards as set forth in ASC Topic 740 Income Taxes, regarding accounting for uncertainty in income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. There are no unrecognized benefits related to uncertain tax positions as of December 31, 2019. The Company does not anticipate that there will be material change in the liability for unrecognized tax benefits within the next 12 months.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. Valuation allowance increased $1,688,457 during the year ended December 31, 2019

NOTE 20 - SUBSEQUENT EVENTS

In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The second-year grant provides for $2,831,838 in funding subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.

As of February 28, 2020 the Company issued an aggregate of 12,905 shares of its common stock for consulting services and one employee valued at $35,776.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

