Form 10-Q
period 2020-03-31
BioCorRx Inc.
filed 2020-05-15
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 5,366,413 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$1,970,843	$2,645,852
Accounts receivable, net	-	750
Grant receivable	-	186,668
Prepaid expenses	1,547,703	213,283
Total current assets	3,518,546	3,046,553

Property and equipment, net	141,211	148,300

Right to use assets	435,625	458,707

Other assets:
Patents, net	13,445	13,736
Intellectual property, net	212,220	224,010
Deposits, long term	41,936	41,936
Total other assets	267,601	279,682

Total assets	$4,362,983	$3,933,242

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $468,628 and $391,209, respectively	$2,453,280	$2,027,380
Deferred revenue, short term	115,000	134,924
Deferred revenue-grant	893,050	-
Lease liability, short term	79,388	76,977
Notes payable	21,480	21,480
Notes payable, related parties	290,110	290,110
Total current liabilities	3,852,308	2,550,871

Long term liabilities:
Royalty obligation, net of discount of $6,693,764 and $6,812,318, related parties	2,028,336	1,909,782
Lease liability, long term	407,217	428,162
Deferred revenue, long term	94,592	103,313

Total liabilities	6,382,453	4,992,128

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 5,357,209 and 5,326,852 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5,357	5,327
Common stock subscribed	100,000	100,000
Additional paid in capital	60,229,003	60,111,429
Accumulated deficit	(62,282,642)	(61,216,080)
Total deficit attributable to BioCorRx, Inc.	(1,926,666)	(977,708)
Non-controlling interest	(92,804)	(81,178)
Total deficit	(2,019,470)	(1,058,886)

Total liabilities and deficit	$4,362,983	$3,933,242

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2020	2019

Revenues, net	$36,895	$65,274

Operating expenses:
Cost of implants and other costs	22,934	2,820
Research and development	710,510	145,965
Selling, general and administrative	801,946	1,394,665
Depreciation and amortization	19,171	2,194
Total operating expenses	1,554,561	1,545,644

Loss from operations	(1,517,666)	(1,480,370)

Other income (expenses):
Interest expense, net	(125,407)	(514,168)
Grant income	564,086	224,059
Other miscellaneous income	799	-
Total other income (expenses)	439,478	(290,109)

Net loss before provision for income taxes	(1,078,188)	(1,770,479)

Income taxes	-	-

Net loss	(1,078,188)	(1,770,479)

Non-controlling interest	11,626	28

NET LOSS ATTRIBUTIBLE TO BIOCORRX, INC.	$(1,066,562)	$(1,770,451)

Net loss per common share, basic and diluted	$(0.20)	$(0.67)

Weighted average number of common shares outstanding, basic and diluted	5,335,054	2,627,864

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE MONTHS ENDED MARCH 31, 2020
(UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2019	80,000	$16,000	160,000	$5,616	5,326,852	$5,327	$100,000	$60,111,429	$(61,216,080)	$(81,178)	$(1,058,886)
Common stock issued for services rendered	-	-	-	-	30,357	30	-	68,807	-	-	68,837
Share based compensation	-	-	-	-	-	-	-	48,767	-	-	48,767
Net loss	-	-	-	-	-	-	-	-	(1,066,562)	(11,626)	(1,078,188)
Balance, March 31, 2020	80,000	$16,000	160,000	$5,616	5,357,209	$5,357	$100,000	$60,229,003	$(62,282,642)	$(92,804)	$(2,019,470)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Subscription	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Interest	Total
Balance, December 31, 2018	80,000	$16,000	160,000	$5,616	2,597,347	$2,597	$100,000	$-	$49,418,356	$(55,176,450)	$(72,487)	$(5,706,368)
Round up shares for reverse stock split	-	-	-	-	849	1	-	-	(1)	-	-	-
Common stock issued for services rendered	-	-	-	-	8,706	9	-	-	40,241	-	-	40,250
Sale of common stock	-	-	-	-	22,222	22	-	-	99,978	-	-	100,000
Common stock issued in connection with note payable extension	-	-	-	-	1,000	1	-	-	7,499	-	-	7,500
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	400,000	400	-	(1,560,000)	1,559,600	-	-	-
Share based compensation	-	-	-	-	-	-	-	-	950,815	-	-	950,815
Net loss	-	-	-	-	-	-	-	-	-	(1,770,451)	(28)	(1,770,479)
Balance, March 31, 2019	80,000	$16,000	160,000	$5,616	3,030,124	$3,030	$100,000	$(1,560,000)	$52,076,488	$(56,946,901)	$(72,515)	$(6,378,282)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,078,188)	$(1,770,479)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	19,170	2,194
Amortization of discount on royalty obligation	118,554	-
Bad debt (recoveries) expense	-	(1,000)
Amortization of debt discount	-	414,441
Amortization of right-of-use asset	23,082	-
Stock based compensation	117,604	991,065
Common stock issued with loan extension	-	7,500
Changes in operating assets and liabilities:
Accounts receivable	750	(2,250)
Other receivable	186,668	-
Prepaid expenses	(1,334,420)	(56,643)
Accounts payable and accrued expenses	425,900	84,241
Lease liability	(18,534)	382
Deferred revenue	(28,645)	(58,524)
Deferred revenue-grant	893,050	66,000
Net cash used in operating activities	(675,009)	(323,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(37,914)
Net cash used in investing activities	-	(37,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000
Net cash provided by financing activities	-	100,000

Net decrease in cash	(675,009)	(260,987)
Cash, beginning of the period	2,645,852	279,772

Cash, end of period	$1,970,843	$18,785

Supplemental disclosures of cash flow information:
Interest paid	$-	$10,000
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$-	$25,465
Record lease liability upon adoption of ASC 842	$-	$26,226

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance use and other related disorders. The BioCorRx ® Recovery Program is a medication-assisted treatment (MAT) program for substance use disorder that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone (BICX102) with the goal of future regulatory approval with the Food and Drug Administration.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the  “Company “ or  “BioCorRx “). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table presents the Company’s net sales by product category for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Sales/access fees	$8,250	$6,750
Distribution rights income	28,645	58,524
Net sales	$36,895	$65,274

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

The Company granted license and sub-license agreements for various regions or States in the United States allowing the licensee to market, distributes and sell solely in the defined license territory, as defined, the products provided by the Company. The agreements are granted for a defined period or perpetual and are effective as long as annual milestones are achieved.

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s condensed consolidated balance sheet:

Balance as of December 31, 2019
Short term	$134,924
Long term	103,313
Total as of December 31, 2019	$238,237
Cash payments received	-
Net sales recognized	(28,645)
Balance as of March 31, 2020	209,592
Less short term	115,000
Long term	$94,592

During the three months ended March 31, 2020, the Company also had $8,250 in its revenues related to access fees, which were not included in deferred revenue.

Deferred Revenue-Grant

The Company recognizes grant revenues in the period during which the related research and development costs are incurred. The timing and amount of revenue recognized from reimbursement for research and development costs depends upon the specific terms for the contracted work. Such costs are reviewed for multiple performance obligations which can include amounts related to contracted work performed or as milestones have been achieved.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of March 31, 2020 and December 31, 2019, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020 and December 31, 2019. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, grant receivable, accounts payable, other receivable and accrued expenses, and notes payable. The fair value of lease liability is based on the present value of future lease payments at a discount rate of 8% over the lease term. The fair value of royalty obligation is calculated by the Probability Weighted Expected Return Model, which projects various scenarios of future treatment sales, and then calculates the associated payment value of the royalty. The carrying value of lease liability and royalty obligation on the unaudited condensed consolidated balance sheet approximates their fair value.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairment was recognized for the three months ended March 31, 2020 and 2019.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2020 and 2019.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

	Three Months Ended
	March 31,
	2020	2019
Shares underlying options outstanding	$822,797	$790,350
Shares underlying warrants outstanding	72,500	85,250
Shares underlying convertible notes outstanding	-	1,312,500
Convertible preferred stock outstanding	240,000	240,000
	$1,135,297	$2,428,100

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $129,381 and $25,928 as advertising costs for the three months ended March 31, 2020 and 2019, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company's performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $1,643,801 in grant funds were received and (i) $564,086 were recorded as grant income, (ii) 893,050 were recorded as deferred income and (iii) 186,665 were recorded as payment on accounts receivable during the three months ended March 31, 2020.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $710,510 and $145,965 for the three months ended March 31, 2020 and 2019 respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2020, and December 31, 2019, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of March 31, 2020, the Company had cash of $1,970,843 and working capital of $(333,762). During the three months ended March 31, 2020, the Company used net cash in operating activities of $675,009. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 - PREPAID EXPENSES

The Company's prepaid expenses consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Prepaid insurance	$55,039	$81,475
Prepaid subscription services	119,189	127,208
Research and development	1,355,580	-
Other prepaid expenses	17,895	4,600
	$1,547,703	$213,283

NOTE 5 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Office equipment	$43,503	$43,503
Computer equipment	5,544	5,544
Manufacturing equipment	98,373	98,373
Leasehold improvement	35,888	35,888
	183,308	183,308
Less accumulated depreciation	(42,097)	(35,008)
	$141,211	$148,300

Depreciation expense charged to operations amounted to $5,375 and $2,194, for the three months ended March 31, 2020 and 2019, respectively.

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

On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning approximately November 1, 2019. The extended term expires on January 31, 2025. The extended lease has escalating payments from $9,505 per month to $11,018 per month. On November 1, 2019, the Company accounted for the modification as a separate lease contract and recorded right to use assets and lease liability of $201,263.

During the three months ended March 31, 2020 and 2019, the Company recorded $23,557 and $13,040, respectively, as lease expense to current period operations.

Lease liability is summarized below:

March 31,
2020
Total lease liability	$486,605
Less: short term portion	79,388
Long term portion	$407,217

Maturity analysis under these lease agreements are as follows:

Total
2020	$86,112
2021	118,065
2022	121,606
2023	125,255
2024 and beyond	140,030
Less: present value discount	(104,463)
Lease liability	$486,605

Lease expense for the three months ended March 31, 2020 was comprised of the following:

Operating lease expense	$23,557
Short-term lease expense	-
Variable lease expense	-
$23,557

During the three months ended March 31, 2020, the Company paid $28,514 lease expense in cash.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	4.65
Weighted-average discount rate	8%

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc. for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019 and recorded $11,990 amortization expense during the year ended December 31, 2019. Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three months ended March 31, 2020, the Company recorded amortization expense of $11,790. As of March 31, 2020, the accumulated amortization of the intellectual property was $ 23,780.

The future amortization of the intellectual property are as follows:

Year	Amount
2020	$35,370
2021	47,160
2022	47,160
2023	47,160
2024	35,370
$212,220

On October 12, 2018 the Company's majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended March 31, 2020, the Company recorded amortization expense of $292. As of March 31, 2020, the accumulated amortization of these patents was $1,755.

The future amortization of the patents are as follows:

Year	Amount
2020	$881
2021	1,169
2022	1,169
2023	1,169
2024 and after	9,057
$13,445

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Accounts payable	$1,153,055	$709,353
Interest payable on notes payable	1,138,157	1,138,157
Interest payable on notes payable, related parties	133,328	125,903
Deferred insurance	22,490	53,967
Accrued expenses	6,250	-
	$2,453,280	$2,027,380

NOTE 9 - NOTES PAYABLE

As of March 31, 2020, and December 31, 2019, the Company had advances from a third party. The advances bear no interest and are due on demand. The balance outstanding as of March 31, 2020 and December 31, 2019 was $21,480.

The Company had notes payable outstanding during 2019 that were paid off prior to December 31, 2019. The Company recorded interest expense of $2,466 and amortization of debt discount of $47,604 related to these notes during the three months ended March 31, 2019. No interest expense and amortization of debt discount were recorded during the three months ended March 31, 2020.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

The Company had a convertible note payable outstanding during 2019 that was converted into the Company’s common stock prior to December 31, 2019. The Company recorded interest expense of $82,060 and amortization of debt discount of $366,837 related to the convertible note payable during the three months ended March 31, 2019. No interest expense and amortization of debt discount were recorded during the three months ended March 31, 2020.

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of March 31, 2020, and December 31, 2019, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of March 31, 2020 and December 31, 2019 was $1,500.

On January 26, 2018, the Company issued to Joe Galligan (a holder of between 5% and 10% of the Company’s shares of common stock) one unsecured promissory note of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company's common stock to Joe Galligan. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. On January 26, 2019, the note was extended until September 26, 2019. On September 23, 2019, the note was extended until September 26, 2020. On December 31, 2019, the note was extended until December 31, 2020. The balance outstanding as of March 31, 2020 and December 31, 2019 was $125,000.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Company) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The note holder subsequently became an officer of the Company. The balance outstanding as of March 31, 2020 and December 31, 2019 was $163,610.

The interest expense during the three months ended March 31, 2020 and 2019 were $7,425 and $7,344, respectively. As of March 31, 2020, and December 31, 2019, the accumulated interest on related parties notes payable were $133,328 and $125,903, respectively.

NOTE 12 - ROYALTY OBLIGATIONS, NET

In March 2019, the Company entered into two Subscription and Royalty Agreements (the “Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company's Board of Directors (the “Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company's common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”).

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. As of March 31, 2020, the Company is in compliance with the use of proceeds requirement.

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

During the three months ended March 31, 2020 and 2019, the Company amortized $118,554 and $0 as interest expense, respectively.

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

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of March 31, 2020, and December 31, 2019, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of March 31, 2020, and December 31, 2019 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of March 31, 2020, and December 31, 2019 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

Common stock

Three months ended March 31, 2019

During the three months ended March 31, 2019, the Company issued an aggregate of 8,706 shares of its common stock for services rendered valued at $40,250 based on the underlying market value of the common stock at the date of issuance.

During the three months ended March 31, 2019, the Company issued an aggregate of 1,000 shares of its common stock in connection with the issuance of promissory notes payable valued at $7,500 based on the underlying market value of the common stock at the date of issuance.

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

Three months ended March 31, 2020

During the three months ended March 31, 2020, the Company issued an aggregate of 30,357 shares of its common stock for services rendered valued at $68,837 based on the underlying market value of the common stock at the date of issuance, among which 13,205 shares valued at $25,000 were issued to the board of directors for board compensation.

As of March 31, 2020, and December 31, 2019, the Company had 5,357,209 shares and 5,326,852 shares of common stock issued and outstanding.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. We granted an aggregate 145,000 stock options. As of March 31, 2020, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of March 31, 2020, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. The company has granted an aggregate of 347,447 stock options. As of March 31, 2020, an aggregate total of 102,553 options can still be granted under the plan.

No options were granted during the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company extended the exercise period of 15,000 vested options from February 1, 2020 to January 31, 2024. Incremental compensation resulted from the extension of the exercise period was $39,365 and was recorded to current period.

The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	822,797	$8.03	6.5	$244,603
Grants	-			-
Exercised	-			-
Expired	-			-
Forfeited	-			-
Outstanding at March 31, 2020	822,797	$8.03	6.3	$98
Exercisable at March 31, 2020	818,630	$8.04	6.4	$98

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $1.88 as of March 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2020:

Options Outstanding
Price	Number of Options	Weighted Average Remaining Life In Years	Options Exercisable Exercisable Number of Options

$0.01-2.50	330,350	6.2	330,350
2.51-5.00	35,000	0.3	35,000
5.01 and up	457,447	6.9	453,280
	822,797	6.3	818,630

The stock-based compensation expense related to option grants was $48,767 and $950,815 during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, stock-based compensation related to options of $17,597 remains unamortized and is expected to be amortized over the weighted average remaining period of 9.5 months.

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

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	1.66	$20.00	10,000	1.66
100.00	62,500	1.14	100.00	62,500	1.14
$-	72,500	1.21	$89.0	72,500	1.21

The following table summarizes the warrant activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	72,500	$89.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2020	72,500	$89.00

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three months ended March 31, 2020 and 2019, the Company incurred $0 and $43,750, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $175,000 an auto allowance and mobile phone stipend. As of January 1, 2020, the Company will pay Ms. Lourdes Felix an annual base salary of $190,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. For the three months ended March 31, 2020 and 2019, the Company incurred $0 and $47,500, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $190,000 an auto allowance and mobile phone stipend. As of January 1, 2020, Mr. Brady Granier will be paid in accordance with the Company’s normal payroll schedule in place of consulting fees. As of February 26, 2020, the Company will pay Mr. Granier an annual base salary of $215,000. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the three months ended March 31, 2020 and 2019, the Company incurred $0 and $37,500, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $150,000 an auto allowance and mobile phone stipend. As of January 1, 2020, Mr. Tom Welch will be paid in accordance with the Company’s normal payroll schedule in place of consulting fees. As of February 26, 2020, the company will pay Mr. Welch an annual base salary of $165,000. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, related to his compensation for his role as a senior advisor. Until January 22, 2019 there was no formal arrangement between the parties and the amount of renumeration is $6,250 per month. For the three months ended March 31, 2020 and 2019, the Company incurred $4,032 and $0, respectively, as consulting fees. As of March 1, 2020, the Company will pay Mr. Joe Galligan an annual base salary of $75,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began limited operations and there was no operation prior to that.

In March 2019, in the Company entered into two Subscription and Royalty Agreements (the “Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (the “Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock. The Company received aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due at March 31, 2020 under these two Subscription and Royalty Agreements.

As of March 31, 2020, and December 31, 2019, the Company's related party payable was $468,628 and $391,209, which comprised of compensation payable and interest payable to directors.

Effective March 1, 2019, the Board appointed directors. In connection with the appointment to the Board, the Company entered into a Director Agreement with each of the five directors (the two new directors and the three directors already in place) pursuant to which each of them will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company's common stock equivalent to $5,000. During the three months ended March 31, 2020, the Company issued 13,205 shares of common stock valued at $25,000 to directors.

NOTE 16 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company's revenues earned from sale of products and services for the three months ended March 31, 2020 included 24% and 54% (aggregate of 78%) from two customers of the Company's total revenues.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2019 included 13%, 32%, 30% and 14% (aggregate of 89%) from four customers of the Company’s total revenues.

At March 31, 2020, there was no balance of the Company's total accounts receivable, and one customer accounted for 100% of the Company’s total accounts receivable with an amount of $750 at December 31, 2019.

NOTE 17 - NON-CONTROLLING INTEREST

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2020:

Net loss	$(48,039)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(11,626)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2020:

Balance, December 31, 2019	$(81,178)
Net loss attributable to the non-controlling interest	(11,626)
Balance, March 31, 2020	$(92,804)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2019:

Net loss	$(114)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(28)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2019:

Balance, December 31, 2018	$(72,487)
Net loss attributable to the non-controlling interest	(28)
Balance, March 31, 2019	$(72,515)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Lucido Subscription and Royalty Agreement

On March 28, 2019, the Company entered into a Subscription and Royalty Agreement (the “Lucido Subscription and Royalty Agreement”) with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company's Board of Directors (the “Board”).

Pursuant to the Lucido Subscription and Royalty Agreement: (i) Mr. Lucido purchased shares of the Company's common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay Lucido (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”). The Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development.

The Company issued 200,000 common shares to Lucido on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019.

Galligan Subscription and Royalty Agreement

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the “Galligan Subscription and Royalty Agreement” and, together with the Lucido Subscription and Royalty Agreement, the “Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company's gross profit for each Treatment sold in the United States that includes procurement of the Company's implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company's satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company's implant product, into perpetuity. The amount of royalty due for the year ended December 31, 2019 is $3,503. As of December 31, 2019, $85,805 is owed to Alpine Creek, which was paid subsequently in January 2020. As of March 31, 2020 the amount of royalty due was $144.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company's gross profit for implant distribution not to exceed $100 per sale. As of March 31, 2020 the amount of royalty due was $0.

BICX Holding Company LLC

Effective September 30, 2019, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with BICX Holding Company LLC (“BICX”), an entity controlled by Alpine Creek, pursuant to which the parties agreed to the conversion (the “Conversion”) of the Senior Secured Convertible Promissory Note in the principal amount of $4,160,000 (the “Note”), which was issued by the Company to the Investor on June 10, 2016, into 2,227,575 shares of the Company's common stock (the “Conversion Shares”).

In connection with the Conversion Agreement, the Company and BICX entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which the Investor will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company's intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company's sole discretion) (the “Public Offering”). In the event that the Public Offering is terminated or abandoned prior to closing then the lock-up shall expire upon the later of the date which is six (6) months from September 30, 2019 or thirty (30) days from the date of such termination or abandonment.

In accordance with the Conversion Agreement, the Company cannot enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company's financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment.

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

For the three months ended March 31, 2020, the Company disbursed $949,670 as research and development expenses. The remaining total consideration the Company will pay Charles River is $1,691,891 at March 31, 2020.

Sinclair Research Center LLC

On February 18, 2020, the Company entered into a Master Services Agreement (the “MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair.

On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair is conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600.

As of March 31, 2020, the Company disbursed $357,840 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $536,760.

Agreements

As of March 31, 2020, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a renumeration amount of $10,000-$12,500 per month with an earn out potential of 1% of the Company's majority owned subsidiary, BioCorRx Pharmaceuticals based on certain factors; (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; (iii) one consultant shall receive common stock equivalent to $6,667 on the last day of each month; and (iv) one consultant shall receive a renumeration amount of $5,500 per month.

As of May 13, 2020, the Company has entered into two scientific advisory board agreements. In compensation for services each consultant was issued common stock equivalent to $5,000 upon entering into the agreement and shall be issued common stock equivalent to $5,000 the last day of such quarter when meetings are held.

During 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. For the three months ended March 31, 2020, the Company disbursed $119,000 as research and development expenses. The remaining total consideration is $224,648.

NOTE 19 - SUBSEQUENT EVENTS

On April 28, 2020, the Company received $5,000 from the U.S. Small Business Administration (the “SBA”) as an advance on the Economic Injury Disaster Loan (“EIDL”) for which the Company has applied. The EIDL was  authorized pursuant to the Coronavirus Aid, Relief, and Economic Security Act. As of May 13, 2020, the Company had not yet received notification from the SBA as to whether the Company had been approved or denied an EIDL. Regardless of the loan application’s outcome, the Company does not have to repay the $5,000.

As of April 30, 2020, the Company issued an aggregate of 9,204 shares of its common stock for consulting services and scientific advisory board compensation valued at $18,040.

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

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance use and related disorders. The BioCorRx® Recovery Program is a medication-assisted treatment (MAT) program for substance use disorder that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The program officially launched on October 1, 2019. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing its product candidate (BICX101) a sustained release, injectable naltrexone for the treatment of opioid abuse and alcoholism. The company is also developing an implantable naltrexone treatment (BICX102) a long-acting naltrexone implant that can last several months for the treatment of opioid dependence and alcohol use disorders with the goal of future regulatory approval with the Food and Drug Administration.

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

BioCorRx does not condition its license to health care providers accessing the implant on their making available the Cognitive Behavioral Therapy (“CBT”) Program to the providers' patients although BioCorRx certainly encourages that providers do so.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On January 30, 2020, the Company was notified by NIH that the second-year funding has been approved. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provides for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. $1,643,801 in grant funds were received and (i) $564,086 were recorded as grant income, (ii) $893,050 were recorded as deferred income and (iii) $186,665 were recorded as payment on accounts receivable during the three months ended March 31, 2020.

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

On February 18, 2019, the Board appointed Ms. Luisa Ingargiola and Mr. Louis Lucido, a related party to the Board of Directors, effective March 1, 2019.

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

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. As of March 31, 2020, the Company will pay Charles River the total amended consideration of $3,024,476 for these six studies. As of March 31, 2020, the remaining consideration that will be paid to Charles River is $1,691,891.

In 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. As of March 31, 2020, the remaining consideration the Company will pay is $201,748.

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

On February 18, 2020, the Company entered into a Master Services Agreement (the “MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair. On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair is conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600.  As of March 31, 2020, the Company disbursed $357,840 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $536,760.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended March 31, 2020 Compared with Three Months ended March 31, 2019

	Three months ended March 31,
	2020	2019
Revenues, net	$36,895	$65,274
Total operating expenses	(1,554,561)	(1,545,644)
Interest expense, net	(125,407)	(514,168)
Grant income	564,086	224,059
Other miscellaneous income	799	-
Net loss	(1,078,188)	(1,770,479)
Non-controlling interest	11,626	28
Net loss attributable to BioCorRx Inc.	$(1,066,562)	$(1,770,451)

Revenues

Total net revenues for the three months ended March 31, 2020 were $36,895 compared with $ 65,274 for the three months ended March 31, 2019, reflecting a decrease of 43.5%. Sales/access fees for three months ended March 31, 2020 and 2019 were $8,250 and $6,750, respectively. Distribution rights income for three months ended March 31, 2020 and 2019 were $ 28,645 and $58,524, respectively, reflecting a decrease of $29,879. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2020 and 2019 were $1,554,561 and $1,545,644, respectively, reflecting an increase of $8,917. The reasons for the increase in 2020 are primary due to an increase of $564,545 in research and development expense due to conducting studies with regard to BICX102, from $145,965 for the three months ended March 31, 2019 to $710,510 for the three months ended March 31, 2020, an increase of $183,337 in payroll expense due to the increased number of employees during 2020 to support the Company’s growth of business, from $20,233 for the three months ended March 31, 2019 to $203,570 for the three months ended March 31, 2020, and an increase of $103,453 in advertising expense due to the promotion of the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019, from $25,928 for the three months ended March 31, 2019 to $129,381 for the three months ended March 31, 2020, offset by a decrease of $873,460 in stock-based compensation related to both directors and service providers, from $991,064 for the three months ended March 31, 2019 to $117,605 for the three months ended March 31, 2020. The primary reason for the decrease in stock-based compensation was due to certain options granted were fully vested.

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 were $ 125,407 and $514,168, respectively. The decrease is primarily due to a decrease in the debt discount amortization, partially offset by an increase in the amortization of discount on royalty obligation during the three months ended March 31, 2020.

Grant Income

During the three months ended March 31, 2020, the Company recognized grant income of $564,086 as compared to $224,059 for the comparable period last year. The increase was related to: (i) the advancement of studies with the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102 and (ii) the award of second year funding from the National Institute on Drug Abuse (“NIDA”) providing for $2,831,838. The funds are available to reimburse the Company for certain incurred direct costs and indirect costs of 17% . Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the three months ended March 31, 2020, the Company experienced a net loss of $1,078,188 compared with a net loss of $1,770,479 for the three months ended March 31, 2019. The decrease in net loss is primarily due to the lower interest expense and higher grant income incurred in 2020.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash of approximately $1,970,843. The following table provides a summary of the Company's net cash flows from operating, investing, and financing activities.

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(675,009)	$(323,073)
Net cash used in investing activities	-	(37,914)
Net cash provided by financing activities	-	100,000
Net decrease in cash	(675,009)	(260,987)
Cash, beginning of period	2,645,852	279,772
Cash, end of period	$1,970,843	$18,785

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

In March 2019, the Company entered into two Subscription and Royalty Agreements (the “Subscription and Royalty Agreements”), one of which was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company's common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”).

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. Under the second agreement, the Company will have complete discretion as to the exact amount of the aggregate purchase price to be allocated to the development and expansion of the Business.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under proceeds related to Subscription and Royalty Agreements. Subsequently in April 2019, the Company received the proceeds of $6,000,000.

Effective September 30, 2019, the Company executed a Conversion Agreement (the “Conversion Agreement”) with BICX Holding Company LLC, an entity controlled by Alpine Creek, pursuant to which the parties agreed to the conversion (the “Conversion”) of the Senior Secured Convertible Promissory Note in the principal amount of $4,160,000 (the “Note”), which was issued by the Company to the Investor on June 10, 2016, into 2,227,575 shares of the Company's common stock (the “Conversion Shares”). The Company is not a related party with regard to either BICX Holding Company LLC or Alpine Creek.

In connection with the Conversion Agreement, the Company and BICX entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which BICX Holding Company LLC will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company's intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company's sole discretion) (the “Public Offering”). As the Public Offering was abandoned on December 9, 2019, the Lock-Up Agreement will expire on April 1, 2020.

In accordance with the Conversion Agreement, the Company cannot enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

Pursuant to the Conversion Agreement, BICX Holding Company LLC has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company's financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $675,009 for the three months ended March 31, 2020 compared to $323,073 used in operating activities the three months ended March 31, 2019. The increase was primarily due to the increased operating costs and expenses incurred in 2020.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $0 compared to $37,914 used in investing activities the three months ended March 31, 2019. The Company did not make purchase on equipment during the three months ended March 31, 2020.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $100,000, from $100,000 provided by financing activities for the three months ended March 31, 2019 to $0 cash provided by financing activities for the three months ended March 31, 2020. The Company did not issue stock for proceeds during the three months ended March 31, 2020.

Going Concern

The Company's unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2020, the Company had a working capital deficit of $(333,762), and an accumulated deficit of $62,282,642. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

The Company's net sales are disaggregated by product category. The sales/access fees consist of product sales, which is recognized upon the transfer of promised goods to customers. The distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for its products. The membership/program fees are generated from the Company's UnCraveRx™ Weight Loss Management Program, which is recognized upon the transfer of promised goods to customers.

Deferred Revenue

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

Balance as of December 31, 2019:
Short term	$134,924
Long term	103,313
Total as of December 31, 2019	$238,237
Cash payments received	-
Net sales recognized	(28,645)
Balance as of March 31, 2020	209,592
Less short term	115,000
Long term	$94,592

During the three months ended March 31, 2020, the Company also had $8,250 in its revenues related to access fees, which were not included in deferred revenue.

Deferred Revenue-Grant

The Company recognizes grant revenues in the period during which the related research and development costs are incurred. The timing and amount of revenue recognized from reimbursement for research and development costs depends upon the specific terms for the contracted work. Such costs are reviewed for multiple performance obligations which can include amounts related to contracted work performed or as milestones have been achieved.

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company's performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $1,643,801 in grant funds were received and (i) $564,086 were recorded as grant income, (ii) $893,050 were recorded as deferred income and (iii) $186,665 were recorded as payment on accounts receivable during the three months ended March 31, 2020.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740 ”Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of March 31, 2020, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the quarter ended March 31, 2020 that were not previously reported in a Current Report on Form 8-K except as follows:

During the three months ended March 31, 2020, the Company issued an aggregate of 30,357 shares of its common stock for services rendered valued at $68,837 based on the underlying market value of the common stock at the date of issuance.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement.

On February 18, 2020, the Company entered into a Master Services Agreement (the “MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair.

On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair is conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600.

As of March 31, 2020, the Company disbursed $357,840 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $536,760.

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

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

______________

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: May 15, 2020	By:	/s/ Brady Granier
Brady Granier
Chief Executive Officer

Date: May 15, 2020	By:	/s/ Lourdes Felix
Lourdes Felix
President and Chief Financial Officer

