Form 10-Q
period 2020-06-30
BioCorRx Inc.
filed 2020-08-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 5,383,855 shares of registrant’s common stock outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “ BioCorRx,” “company,” “we,” “us,” and “our” in this document refer to BioCorRx, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$1,464,086	$2,645,852
Accounts receivable, net	-	750
Grant receivable	-	186,668
Prepaid expenses	1,265,271	213,283
Total current assets	2,729,357	3,046,553

Property and equipment, net	134,126	148,300

Right to use assets	416,135	458,707

Other assets:
Patents, net	13,153	13,736
Intellectual property, net	200,430	224,010
Deposits, long term	44,520	41,936
Total other assets	258,103	279,682

Total assets	$3,537,721	$3,933,242

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $551,054 and $391,209, respectively	$1,932,550	$2,027,380
Deferred revenue, short term	95,077	134,924
Deferred revenue-grant	1,153,017	-
Lease liability, short term	81,848	76,977
Notes payable	21,480	21,480
Notes payable, related parties	290,110	290,110
Advances from SBA	5,000	-
PPP loan, short term	10,759	-
Total current liabilities	3,589,841	2,550,871

Long term liabilities:
PPP loan, long term	17,241	-
Royalty obligation, net of discount of $6,575,210 and $6,812,318, related parties	2,146,890	1,909,782
Lease liability, long term	385,850	428,162
Deferred revenue, long term	87,219	103,313

Total liabilities	6,227,041	4,992,128

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 5,380,775 and 5,326,852 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5,381	5,327
Common stock subscribed	100,000	100,000
Additional paid in capital	60,297,608	60,111,429
Accumulated deficit	(63,018,079)	(61,216,080)
Total deficit attributable to BioCorRx, Inc.	(2,593,474)	(977,708)
Non-controlling interest	(95,846)	(81,178)
Total deficit	(2,689,320)	(1,058,886)

Total liabilities and deficit	$3,537,721	$3,933,242

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues, net	$33,695	$65,976	$70,590	$131,250

Operating expenses:
Cost of implants and other costs	27,510	30,365	50,444	33,185
Research and development	1,345,094	135,138	2,055,604	281,103
Selling, general and administrative	796,142	1,497,037	1,598,088	2,891,702
Depreciation and amortization	19,166	3,340	38,337	5,534
Total operating expenses	2,187,912	1,665,880	3,742,473	3,211,524

Loss from operations	(2,154,217)	(1,599,904)	(3,671,883)	(3,080,274)

Other income (expenses):
Interest expense, net	(125,628)	(583,308)	(251,035)	(1,097,476)
Grant income	1,541,366	127,737	2,105,452	351,796
Other miscellaneous income	-	14,517	799	14,517
Total other income (expenses)	1,415,738	(441,054)	1,855,216	(731,163)

Net loss before provision for income taxes	(738,479)	(2,040,958)	(1,816,667)	(3,811,437)

Income taxes	-	-	-	-

Net loss	(738,479)	(2,040,958)	(1,816,667)	(3,811,437)

Non-controlling interest	3,042	1,427	14,668	1,455

Net loss attributable to BioCorRx Inc.	$(735,437)	$(2,039,531)	$(1,801,999)	$(3,809,982)

Net loss per common share, basic and diluted	$(0.14)	$(0.67)	$(0.34)	$(1.34)

Weighted average number of common shares outstanding, basic and diluted	5,364,623	3,047,447	5,349,880	2,838,814

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2019	80,000	$16,000	160,000	$5,616	5,326,852	$5,327	$100,000	$60,111,429	$(61,216,080)	$(81,178)	$(1,058,886)
Common stock issued for services rendered	-	-	-	-	30,357	30	-	68,807	-	-	68,837
Share based compensation	-	-	-	-	-	-	-	48,767	-	-	48,767
Net loss	-	-	-	-	-	-	-	-	(1,066,562)	(11,626)	(1,078,188)
Balance, March 31, 2020	80,000	$16,000	160,000	$5,616	5,357,209	$5,357	$100,000	$60,229,003	$(62,282,642)	$(92,804)	$(2,019,470)
Common stock issued for services rendered	-	-	-	-	23,566	24	-	59,402	-	-	59,426
Share based compensation	-	-	-	-	-	-	-	9,203	-	-	9,203
Net loss	-	-	-	-	-	-	-	-	(735,437)	(3,042)	(738,479)
Balance, June 30, 2020 (unaudited)	80,000	$16,000	160,000	$5,616	5,380,775	$5,381	$100,000	$60,297,608	$(63,018,079)	$(95,846)	$(2,689,320)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Subscription	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Interest	Total
Balance, December 31, 2018	80,000	$16,000	160,000	$5,616	2,597,347	$2,597	$100,000	$-	$49,418,356	$(55,176,450	$(72,487	$(5,706,368)
Round up shares for reverse stock split	-	-	-	-	849	1	-	-	(1)	-	-	-
Common stock issued for services rendered	-	-	-	-	8,706	9	-	-	40,241	-	-	40,250
Sale of common stock	-	-	-	-	22,222	22	-	-	99,978	-	-	100,000
Common stock issued in connection with note payable extension	-	-	-	-	1,000	1	-	-	7,499	-	-	7,500
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	400,000	400	-	(1,560,000)	1,559,600	-	-	-
Share based compensation	-	-	-	-	-	-	-	-	950,815	-	-	950,815
Net loss	-	-	-	-	-	-	-	-	-	(1,770,451)	(28)	(1,770,479)
Balance, March 31, 2019	80,000	$16,000	160,000	$5,616	3,030,124	$3,030	$100,000	$(1,560,000)	$52,076,488	$(56,946,901)	$(72,515)	$(6,378,282)
Common stock issued for services rendered	-	-	-	-	24,882	25	-	-	107,375	-	-	107,400
Interest expense paid with common stock	-	-	-	-	2,842	3	-	-	13,497	-	-	13,500
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	-	-	-	1,560,000	2,889,100	-	-	4,449,100
Share-based compensation	-	-	-	-	-	-	-	-	703,114	-	-	703,114
Net loss	-	-	-	-	-	-	-	-	-	(2,039,531)	(1,427)	(2,040,958)
Balance, June 30, 2019	80,000	$16,000	160,000	$5,616	3,057,848	$3,058	$100,000	$-	$55,789,574	$(58,986,432)	$(73,942)	$(3,146,126)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,816,667)	$(3,811,437)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	38,337	5,534
Amortization of discount on royalty obligation	237,108	115,334
Bad debt expense	-	2,400
Amortization of debt discount	-	764,222
Amortization of right-of-use asset	42,572	15,302
Accretion of lease liability	-	6,164
Interest expense paid with common stock	-	21,000
Lease non-cash expense	-	15,251
Stock based compensation	186,233	1,801,579
Changes in operating assets and liabilities:
Accounts receivable	750	5,600
Other receivable	186,668	-
Prepaid expenses	(1,051,988)	(30,017)
Accounts payable and accrued expenses	(94,830)	(18,381)
Deposits	(2,584)	-
Lease liability	(37,441)	-
Deferred revenue	(55,941)	(117,000)
Deferred revenue-grant	1,153,017	-
Net cash used in operating activities	(1,214,766)	(1,224,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(67,626)
Net cash used in investing activities	-	(67,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000
Proceeds from common stock subscription and royalty agreement	-	6,000,000
Advances from SBA	5,000	-
Proceeds from PPP loan	28,000	-
Repayment of notes payable	-	(275,000)
Net cash provided by financing activities	33,000	5,825,000

Net increase (decrease) in cash	(1,181,766)	4,532,925
Cash, beginning of the period	2,645,852	279,772

Cash, end of period	$1,464,086	$4,812,697

Supplemental disclosures of cash flow information:
Interest paid	$-	$32,000
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$-	$307,414
Record lease liability upon adoption of ASC 842	$-	$341,325

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Effective January 22, 2019, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 100 shares of common stock. As a result, 259,984,655 shares of the Company’s common stock were exchanged for 2,599,847 shares of the Company’s common stock. These unaudited condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split (See Note 14).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the “Company” or ”BioCorRx”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table presents the Company’s net sales by product category for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Sales/access fees	$3,750	$7,500
Distribution rights income	28,645	58,476
Membership/program fees	1,300	-
Net sales	$33,695	$65,976

The following table presents the Company’s net sales by product category for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Sales/access fees	$12,000	$14,250
Distribution rights income	57,290	117,000
Membership/program fees	1,300
Net sales	$70,590	$131,250

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s condensed consolidated balance sheet:

Balance as of December 31, 2019
Short term	$134,924
Long term	103,313
Total as of December 31, 2019	$238,237
Cash payments received	2,649
Net sales recognized	(58,590)
Balance as of June 30, 2020	182,296
Less short term	95,077
Long term	$87,219

During the six months ended June 30, 2020, the Company also had $12,000 in its revenues related to access fees, which were not included in deferred revenue.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of June 30, 2020 and December 31, 2019, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020 and December 31, 2019. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, grant receivable, accounts payable, other receivable and accrued expenses, and notes payable. The fair value of lease liability is based on the present value of future lease payments at a discount rate of 8% over the lease term. The fair value of royalty obligation is calculated by the Probability Weighted Expected Return Model, which projects various scenarios of future treatment sales, and then calculates the associated payment value of the royalty. The carrying value of lease liability and royalty obligation on the unaudited condensed consolidated balance sheet approximates their fair value.

See Note 14 and 15 for stock based compensation and other equity instruments.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairment was recognized for the six months ended June 30, 2020 and 2019.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the six months ended June 30, 2020 and 2019.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2020	2019
Shares underlying options outstanding	$831,131	$843,630
Shares underlying warrants outstanding	72,500	85,250
Shares underlying convertible notes outstanding	-	2,227,575
Convertible preferred stock outstanding	240,000	240,000
	$1,143,631	$3,396,455

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $132,744 and $262,125 as advertising costs for the three and six months ended June 30, 2020 and $30,061 and $50,564 for the three and six months ended June 30, 2019, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $3,445,134 in grant funds were received and (i) $2,105,452 were recorded as grant income, (ii) 1,153,017 were recorded as deferred income and (iii) 186,665 were recorded as payment on accounts receivable during the six months ended June 30, 2020.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,345,094 and $2,055,604 for the three and six months ended June 30, 2020 and $135,138 and $281,103 for the three and six months ended June 30, 2019, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2020, and December 31, 2019, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2020, the Company had cash of $1,464,086 and working capital deficit of $860,484. During the six months ended June 30, 2020, the Company used net cash in operating activities of $1,214,766. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security (CARES) Act was signed into law to provide economic relief in the early wake of the COVID-19 pandemic. The Company applied for both the Economic Injury Disaster Loan (the “EIDL”) and Paycheck Protection Program (the “PPP”), which were created under the CARES Act and administrated by the U.S. Small Business Administration (the “SBA”). On April 28, 2020, the Company received $5,000 from SBA as an advance on the EIDL. On May 22, 2020, the Company received a loan of $28,000 from Citizens Business Bank on the PPP. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months following the filing of this report.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Prepaid insurance	$19,929	$81,475
Prepaid subscription services	103,489	127,208
Research and development	1,136,958	-
Other prepaid expenses	4,895	4,600
	$1,265,271	$213,283

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Office equipment	$43,503	$43,503
Computer equipment	5,544	5,544
Manufacturing equipment	98,373	98,373
Leasehold improvement	35,888	35,888
	183,308	183,308
Less accumulated depreciation	(49,182)	(35,008)
	$134,126	$148,300

Depreciation expense charged to operations amounted to $8,799 and $14,174, respectively, for the three and six months ended June 30, 2020; and $3,340 and $5,534, respectively, for the three and six months ended June 30, 2019.

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

During the three months and six months ended June 30, 2020, the Company recorded $29,098 and $52,655, respectively, as lease expense to current period operations. During the three months and six months ended June 30, 2019, the Company recorded $49,757 and $62,797, respectively, as lease expense to current period operations.

Lease liability is summarized below:

June 30,
2020
Total lease liability	$467,698
Less: short term portion	81,848
Long term portion	$385,850

Maturity analysis under these lease agreements are as follows:

Total
2020	$57,598
2021	118,065
2022	121,606
2023	125,255
2024 and beyond	140,030
Less: present value discount	(94,856)
Lease liability	$467,698

Lease expense for the three months ended June 30, 2020 and 2019 was comprised of the following:

	Three Months Ended
	June 30,
	2020	2019
Operating lease expense	$29,098	$49,757
Short-term lease expense	-	-
Variable lease expense	-	-
	$29,098	$49,757

Lease expense for the six months ended June 30, 2020 and 2019 was comprised of the following:

	Six Months Ended
	June 30,
	2020	2019
Operating lease expense	$52,655	$62,797
Short-term lease expense	-	-
Variable lease expense	-	-
	$52,655	$62,797

During the six months ended June 30, 2020 and 2019, the Company paid $47,523 and $26,844 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	4.4
Weighted-average discount rate	8%

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc. for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019 and recorded $11,990 amortization expense during the year ended December 31, 2019. Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three and six months ended June 30, 2020, the Company recorded amortization expense of $11,790 and $23,580. As of June 30, 2020, the accumulated amortization of the intellectual property was $35,570.

The future amortization of the intellectual property are as follows:

Year	Amount
2020	$23,580
2021	47,160
2022	47,160
2023	47,160
2024	35,370
$200,430

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three and six months ended June 30, 2020, the Company recorded amortization expense of $292 and $584. During the three and six months ended June 30, 2019, the Company recorded amortization expense of $292 and $580. As of June 30, 2020, the accumulated amortization of these patents was $2,047.

The future amortization of the patents are as follows:

Year	Amount
2020	$589
2021	1,169
2022	1,169
2023	1,169
2024 and after	9,057
$13,153

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Accounts payable	$653,603	$709,353
Interest payable on notes payable	1,138,157	1,138,157
Interest payable on notes payable, related parties	140,754	125,903
Deferred insurance	-	53,967
Interest payable on PPP loan	36	-
	$1,932,550	$2,027,380

NOTE 9 - NOTES PAYABLE

As of June 30, 2020, and December 31, 2019, the Company had advances from a third party. The advances bear no interest and are due on demand. The balance outstanding as of June 30, 2020 and December 31, 2019 was $21,480.

The Company had notes payable outstanding during 2019 that were paid off prior to December 31, 2019.

During the three and six months ended June 30, 2019, the Company amortized $60,387 and $107,991, respectively, of the debt discount to current period interest expense. The interest expense during the three and six months ended June 30, 2019 was $2,493 and 4,959, respectively. No interest expense and amortization of debt discount were recorded during the three and six months ended June 30, 2020.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

The Company had a convertible note payable outstanding during 2019 that was converted into the Company’s common stock prior to December 31, 2019. During the three and six months ended June 30, 2019, the Company amortized $289,394 and $656,231, respectively, of the debt discount to current period interest expense. The interest expense during the three and six months ended June 30, 2019 was $82,972 and 165,032, respectively. No interest expense and amortization of debt discount were recorded during the three and six months ended June 30, 2020.

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of June 30, 2020, and December 31, 2019, the Company had advances from Kent Emry (member of the Company’s Board of Directors). The balance outstanding as of June 30, 2020 and December 31, 2019 was $1,500.

On January 26, 2018, the Company issued to Joe Galligan (a holder of between 5% and 10% of the Company’s shares of common stock) one unsecured promissory note of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company’s common stock to Joe Galligan. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. On January 26, 2019, the note was extended until September 26, 2019. On September 23, 2019, the note was extended until September 26, 2020. On December 31, 2019, the note was extended until December 31, 2020. The balance outstanding as of June 30, 2020 and December 31, 2019 was $125,000.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning six months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The note holder subsequently became an officer of the Company. The balance outstanding as of June 30, 2020 and December 31, 2019 was $163,610.

The interest expense during the three months and six months ended June 30, 2019 were $7,425 and $14,769, respectively. The interest expense during the three months and six months ended June 30, 2020 were $7,426 and $14,851, respectively. As of June 30, 2020, and December 31, 2019, the accumulated interest on related parties notes payable were $140,754 and $125,903, respectively.

NOTE 12 – PAYCHECK PROTECTION PROGRAM LOAN

On May 14, 2020 the Company executed a promissory note (the “PPP Loan”) evidencing an unsecured loan in the amount of $28,000 under the PPP, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by SBA. The Loan has been made through Citizens Business Bank (the “Lender”).

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Beginning seven months from the date of the PPP Loan, the Company is required to make monthly payments of principal and interest of approximately $1,575 to the Lender.

The PPP Loan contains customary events of default relating to, among other things, payment defaults, providing materially false and misleading representations to the SBA or Lender, or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

NOTE 13 - ROYALTY OBLIGATIONS, NET

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

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. As of June 30, 2020, the Company is in compliance with the use of proceeds requirement.

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

During the three and six months ended June 30, 2020, the Company amortized $118,554 and $237,108 as interest expense, respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY/(DEFICIT)

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

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of June 30, 2020, and December 31, 2019, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of June 30, 2020, and December 31, 2019 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of June 30, 2020, and December 31, 2019 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

Common stock

Six months ended June 30, 2019

During the six months ended June 30, 2019, the Company issued an aggregate of 33,588 shares of its common stock for services rendered valued at $147,650 based on the underlying market value of the common stock at the date of issuance.

During the six months ended June 30, 2019, the Company issued an aggregate of 3,842 shares of its common stock in connection with the issuance of promissory notes payable valued at $21,000 based on the underlying market value of the common stock at the date of issuance.

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

Six months ended June 30, 2020

During the six months ended June 30, 2020, the Company issued an aggregate of 53,923 shares of its common stock for services rendered valued at $128,263 based on the underlying market value of the common stock at the date of issuance, among which 22,010 shares valued at $50,000 were issued to the board of directors for board compensation.

As of June 30, 2020, and December 31, 2019, the Company had 5,380,775 shares and 5,326,852 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of June 30, 2020, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of June 30, 2020, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The company has granted an aggregate of 355,781 stock options. As of June 30, 2020, an aggregate total of 94,219 options can still be granted under the plan.

During the six months ended June 30, 2020, the Company extended the exercise period of 15,000 vested options from February 1, 2020 to January 31, 2024. Incremental compensation resulted from the extension of the exercise period was $39,365 and was recorded to current period.

During the six months ended June 30,2020, the Company approved the grant of 8,334 stock options to a consultant valued at $9,809. The term of the options was three years, and the vesting period of the options ranges from immediately to one year.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

Risk-free interest rate	0.29%
Expected term (years)	3.00
Expected volatility	112.97%
Expected dividends	0.00

The following table summarizes the stock option activity for the six months ended June 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	822,797	$8.03	6.5	$244,603
Grants	8,334	3.00	2.8	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2020	831,131	$7.98	6.0	$274,334
Exercisable at June 30, 2020	822,658	$8.02	6.1	$274,334

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $2.84 as of June 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2020:

Options Outstanding
Price	Number of Options	Weighted Average Remaining Life In Years	Options Exercisable Exercisable Number of Options

$0.01-2.50	330,350	6.0	330,350
2.51-5.00	43,334	0.6	37,778
5.01 and up	457,447	6.6	454,530
	831,131	6.0	822,658

The stock-based compensation expense related to option grants was $9,203 and $57,970 during the three and six months ended June 30, 2020 and $703,114 and $1,653,929 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, stock-based compensation related to options of $18,202 remains unamortized and is expected to be amortized over the weighted average remaining period of 16.0 months.

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

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	1.42	$20.00	10,000	1.42
100.00	62,500	0.89	100.00	62,500	0.89
$-	72,500	0.96	$89.0	72,500	0.96

The following table summarizes the warrant activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	72,500	$89.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2020	72,500	$89.00

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and six months ended June 30, 2020, no consulting fees and bonuses were incurred. During the three and six months ended June 30, 2019, the Company incurred $43,750 and $87,500, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $175,000 an auto allowance and mobile phone stipend. As of January 1, 2020, the Company will pay Ms. Lourdes Felix an annual base salary of $190,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. For the three and six months ended June 30, 2020, no consulting fees and bonuses were incurred. For the three and six months ended June 30, 2019, the Company incurred $47,500 and $95,000, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $190,000 an auto allowance and mobile phone stipend. As of January 1, 2020, Mr. Brady Granier will be paid in accordance with the Company’s normal payroll schedule in place of consulting fees. As of February 26, 2020, the Company will pay Mr. Granier an annual base salary of $215,000. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the three and six months ended June 30, 2020, no consulting fees and bonuses were incurred. For the three and six months ended June 30, 2019, the Company incurred $37,500 and $75,000, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $150,000 an auto allowance and mobile phone stipend. As of January 1, 2020, Mr. Tom Welch will be paid in accordance with the Company’s normal payroll schedule in place of consulting fees. As of February 26, 2020, the company will pay Mr. Welch an annual base salary of $165,000. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, related to his compensation for his role as a senior advisor. Until January 22, 2019 there was no formal arrangement between the parties and the amount of renumeration is $6,250 per month. For the three and six months ended June 30, 2020, the Company incurred $0 and $4,032, respectively, as consulting fees. For the three and six months ended June 30, 2019, the Company incurred $27,596 and $27,596, respectively, as consulting fees. As of March 1, 2020, the Company will pay Mr. Joe Galligan an annual base salary of $75,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began limited operations and there was no operation prior to that.

In March 2019, in the Company entered into two Subscription and Royalty Agreements (the “Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (the “Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock. The Company received aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due at June 30, 2020 under these two Subscription and Royalty Agreements.

As of June 30, 2020, and December 31, 2019, the Company’s related party payable was $551,054 and $391,209, which comprised of compensation payable and interest payable to directors and majority shareholders.

Effective March 1, 2019, the Board appointed directors. In connection with the appointment to the Board, the Company entered into a Director Agreement with each of the five directors (the two new directors and the three directors already in place) pursuant to which each of them will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000. During the six months ended June 30, 2020, the Company issued 22,010 shares of common stock valued at $50,000 to directors.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2020 included 26% and 58% (aggregate of 84%) from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2020 included 25% and 56% (aggregate of 81%) from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2019 included 13% and 13% (aggregate of 26%) from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2019 included 19% and 18% (aggregate of 37%) from two customers of the Company’s total revenues.

At June 30, 2020, there was no balance of the Company’s total accounts receivable, and one customer accounted for 100% of the Company’s total accounts receivable with an amount of $750 at December 31, 2019.

NOTE 18 - NON-CONTROLLING INTEREST

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended June 30, 2020:

Net loss	$(12,572)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(3,042)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2020:

Net loss	$(60,611)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(14,668)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2020:

Balance, December 31, 2019	$(81,178)
Net loss attributable to the non-controlling interest	(14,668)
Balance, June 30, 2020	$(95,846)

Net loss attributable to the non-controlling interest for the three months ended June 30, 2019:

Net loss	$(5,900)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(1,427)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2019:

Net loss	$(6,014)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(1,455)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2019:

Balance, December 31, 2018	$(72,487)
Net loss attributable to the non-controlling interest	(1,455)
Balance, June 30, 2019	$(73,942)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. The amount of royalty due for the year ended December 31, 2019 is $3,503. As of December 31, 2019, $85,805 is owed to Alpine Creek, which was paid subsequently in January 2020. As of June 30, 2020, the amount of royalty due was $65.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. As of June 30, 2020, the amount of royalty due was $0.

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

In accordance with the Conversion Agreement, the Company cannot, through September 29, 2021, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

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

For the three and six months ended June 30, 2020, the Company disbursed $812,331 and $1,762,001 respectively, as research and development expenses. The remaining total consideration the Company will pay Charles River is $879,560 at June 30, 2020.

Sinclair Research Center LLC

On February 18, 2020, the Company entered into a Master Services Agreement (the “MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair.

On February 20, 2020, the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair is conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600.

On May 8, 2020, the Company entered into a Statement of Work Amendment No. 2 pursuant to which Sinclair is providing additional services for the study. The total consideration the Company will pay Sinclair for Amendment No. 2 is $314,600.

On June 4, 2020, the Company entered into a Statement of Work Amendment No. 3 pursuant to which Sinclair is providing additional services for the study. The total consideration the Company will pay Sinclair for Amendment No. 3 is $41,600.

For the three and six months ended June 30, 2020, the Company disbursed $595,520 and $953,360 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $297,440 at June 30, 2020.

Agreements

As of June 30, 2020, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a renumeration amount of $10,000-$12,500 per month with an earn out potential of 1% of the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals based on certain factors; (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; (iii) one consultant shall receive common stock equivalent to $6,667 on the last day of each month; and (iv) one consultant shall receive a renumeration amount of $5,500 per month.

As of June 30, 2020, the Company has entered into two scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. There was no meetings held during the six months ended June 30, 2020.

During 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. For the three and six months ended June 30, 2020, the Company disbursed $134,992 and $254,113, respectively, as research and development expenses. The remaining total consideration is $89,535.

On June 16, 2020, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Costa Mesa, California for a term of 5 years. Due to COVID-19, the Company won’t be able to move in or take possession until 30 days after shelter in place has been lifted in Orange County, CA. The Company will owe monthly rental payments ranging from $2,286 to $2,584 over the term of the lease.

NOTE 20 - SUBSEQUENT EVENTS

On July 17, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the U.S. Small Business Administration (“SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the loan agreement, the principal amount of the EIDL Loan is $74,300, with proceeds to be used for working capital purposes.

In accordance with the terms of the note: (i) interest accrues at the rate of 3.75% per annum, (ii) installment payments, including principal and interest, of $363.00 monthly, will begin Twelve (12) months from the date of the promissory Note, (iii) the balance of principal and interest will be payable thirty (30) years from the date of the promissory note and (iv) SBA is granted a continuing security interest in and to any and all collateral to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA.

As of July 31, 2020, the Company issued an aggregate of 3,080 shares of its common stock for consulting services valued at $8,039.

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

BioCorRx does not condition its license to health care providers accessing the implant on their making available the Cognitive Behavioral Therapy (“CBT”) Program to the providers’ patients although BioCorRx certainly encourages that providers do so.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On January 30, 2020, the Company was notified by NIH that the second-year funding has been approved. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provides for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. $3,445,134 in grant funds were received and (i) $2,105,452 were recorded as grant income, (ii) $1,153,017 were recorded as deferred income and (iii) $186,665 were recorded as payment on accounts receivable during the six months ended June 30, 2020.

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

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. As of June 30, 2020, the Company will pay Charles River the total amended consideration of $3,024,476 for these six studies. As of June 30, 2020, the remaining consideration that will be paid to Charles River is $879,560.

In 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. As of June 30, 2020, the remaining consideration the Company will pay is $89,535.

On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning approximately November 1, 2019 (upon the landlord’s completion of the work on the new space). The extended term expires on January 31, 2025. The extended lease has escalating payments from $9,505 per month to $11,018 per month.

On June 16, 2020, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Costa Mesa, California for a term of 5 years. Due to COVID-19, the Company won’t be able to move in or take possession until 30 days after shelter in place has been lifted in Orange County, CA. The Company will owe monthly rental payments ranging from $2,286 to $2,584 over the term of the lease.

On February 18, 2020, the Company entered into a Master Services Agreement (the “MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair. On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair is conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600. During the second quarter of 2020, the Company entered into two amendments to the Statement of Work to increase the total consideration to $1,250,800. As of June 30, 2020, the Company disbursed $953,360 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $297,440.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended June 30, 2020 Compared with Three Months ended June 30, 2019

Three months ended June 30,	2020	2019
Net Revenues	$33,695	$65,976
Total Operating Expenses	(2,187,912)	(1,665,880)
Net Interest Expense	(125,628)	(583,308)
Grant income	1,541,366	127,737
Other miscellaneous income	-	14,517
Net loss	(738,479)	(2,040,958)
Non-controlling interest	3,042	1,427
Net loss attributable to BioCorRx Inc.	$(735,437)	$(2,039,531)

Revenues

Total net revenues for the three months ended June 30, 2020 were $33,695 compared with $65,976 for the three months ended June 30, 2019, reflecting a decrease of 48.9%. Sales/access fees for three months ended June 30, 2020 and 2019 were $3,750 and $7,500, respectively, reflecting a decrease of $3,750. The primary reason for the decrease in 2020 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. Distribution rights income for three months ended June 30, 2020 and 2019 were $28,645 and $58,476, respectively, reflecting a decrease of $29,831. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the three months ended June 30, 2020 and 2019 were $1,300 and $0, respectively. The primary reason for the increase in 2020 was due to the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2020 and 2019 were $2,187,912 and $1,665,880, respectively, reflecting an increase of $522,032. The reasons for the increase in 2020 are primarily due to an increase in two expenses. First, an increase of $1,209,956 in research and development expense due to conducting studies with regard to BICX102, from $135,138 for the three months ended June 30, 2019 to $1,345,094 for the three months ended June 30, 2020. Second, an increase of $203,913 in payroll expense due to the increased number of employees during 2020 to support the Company’s growth of business and a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $19,883 for the three months ended June 30, 2019 to $223,796 for the three months ended June 30, 2020. These increased expenses were partially offset by a decrease in two expenses. Fist, a decrease of $741,884 in stock-based compensation related to both directors and service providers due to certain options granted were fully vested, from $810,514 for the three months ended June 30, 2019 to $68,630 for the three months ended June 30, 2020. Second, a decrease of $173,542 in consulting fees due to a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $305,826 for the three months ended June 30, 2019 to $132,284 for the three months ended June 30, 2020.

Interest Expense

Interest expense for the three months ended June 30, 2020 and 2019 were $125,628 and $583,308, respectively. The decrease is primarily due to a decrease in the debt discount amortization due to conversion of debt in September 2019.

Grant Income

During the three months ended June 30, 2020, the Company recognized grant income of $1,541,366 as compared to $127,737 for the comparable period last year. The increase was related to: (i) the advancement of studies with the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102 and (ii) the award of second year funding from the National Institute on Drug Abuse (“NIDA”) providing for $2,831,838. The funds are available to reimburse the Company for certain incurred direct costs and indirect costs of 17%. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the three months ended June 30, 2020, the Company experienced a net loss of $738,479 compared with a net loss of $2,040,958 for the three months ended June 30, 2019. The decrease in net loss is primarily due to the lower interest expense and higher grant income incurred in 2020.

Six Months ended June 30, 2020 Compared with Six Months ended June 30, 2019

Six months ended June 30,	2020	2019
Net Revenues	$70,590	$131,250
Total Operating Expenses	(3,742,473)	(3,211,524)
Net Interest Expense	(251,035)	(1,097,476)
Grant income	2,105,452	351,796
Other miscellaneous income	799	14,517
Net loss	(1,816,667)	(3,811,437)
Non-controlling interest	14,668	1,455
Net loss attributable to BioCorRx Inc.	$(1,801,999)	$(3,809,982)

Revenues

Total net revenues for the six months ended June 30, 2020 were $70,590 compared with $131,250 for the six months ended June 30, 2019, reflecting a decrease of 46.2%. Sales/access fees for six months ended June 30, 2020 and 2019 were $12,000 and $14,250, respectively, reflecting a decrease of $2,250. The primary reason for the decrease in 2020 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. Distribution rights income for six months ended June 30, 2020 and 2019 were $57,290 and $117,000, respectively, reflecting a decrease of $59,710. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the six months ended June 30, 2020 and 2019 were $1,300 and $0, respectively. The primary reason for the increase in 2020 was due to the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2020 and 2019 were $3,742,473 and $3,211,524, respectively, reflecting an increase of $530,949. The reasons for the increase in 2020 are primarily due to an increase of $1,774,501 in research and development expense due to conducting studies with regard to BICX102, from $281,103 for the six months ended June 30, 2019 to $2,055,604 for the six months ended June 30, 2020, an increase of $387,251 in payroll expense due to the increased number of employees during 2020 to support the Company’s growth of business and a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $40,116 for the six months ended June 30, 2019 to $427,366 for the six months ended June 30, 2020, an increase of $195,165 in advertising expense due to the promotion of the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019, from $66,960 for the six months ended June 30, 2019 to $262,125 for the six months ended June 30, 2020, and an increase of $57,108 in costs on liability insurance and health insurance due to the increased number of employees and expansion of business, from $46,406 for the six months ended June 30, 2019 to $103,514 for the six months ended June 30, 2020, partially offset by a decrease of $1,615,345 in stock-based compensation related to both directors and service providers due to certain options granted were fully vested, from $1,801,579 for the six months ended June 30, 2019 to $186,234 for the six months ended June 30, 2020, and a decrease of $299,637 in consulting service fee due to a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $563,920 for the six months ended June 30, 2019 to $264,283 for the six months ended June 30, 2020.

Interest Expense

Interest expense for the six months ended June 30, 2020 and 2019 were $251,035 and $1,097,476, respectively. The decrease is primarily due to a decrease in the debt discount amortization due to conversion of debt in September 2019, partially offset by an increase in the amortization of discount on royalty obligation during the six months ended June 30, 2020.

Grant Income

During the six months ended June 30, 2020, the Company recognized grant income of $2,105,452 as compared to $351,796 for the comparable period last year. The increase was related to: (i) the advancement of studies with the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102 and (ii) the award of second year funding from the National Institute on Drug Abuse (“NIDA”) providing for $2,831,838. The funds are available to reimburse the Company for certain incurred direct costs and indirect costs of 17%. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the six months ended June 30, 2020, the Company experienced a net loss of $1,816,667 compared with a net loss of $3,811,437 for the six months ended June 30, 2019. The decrease in net loss is primarily due to the lower interest expense and higher grant income incurred in 2020.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash of approximately $1,464,086. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

Six months ended June 30,	2020	2019
Net cash used in operating activities	$(1,214,766)	$(1,224,449)
Net cash used in investing activities	-	(67,626)
Net cash provided by financing activities	33,000	5,825,000
Net increase (decrease) in cash	(1,181,766)	4,532,925
Cash, beginning of period	2,645,852	279,772
Cash, end of period	$1,464,086	$4,812,697

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

In connection with the Conversion Agreement, the Company and BICX entered into a Lock-Up Agreement (the “Lock-Up Agreement”) pursuant to which BICX Holding Company LLC will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company’s intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company’s sole discretion) (the “Public Offering”). As the Public Offering was abandoned on December 9, 2019, the Lock-Up Agreement expired on April 1, 2020.

In accordance with the Conversion Agreement, the Company cannot, through September 29, 2021, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,214,766 for the six months ended June 30, 2020 compared to $1,224,449 used in operating activities the six months ended June 30, 2019.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $0 compared to $67,626 used in investing activities for the six months ended June 30, 2019. The Company did not make purchase on equipment during the six months ended June 30, 2020.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $5,792,000, from $5,825,000 provided by financing activities for the six months ended June 30, 2019 to $33,000 provided by financing activities for the six months ended June 30, 2020. The decrease was primarily due to the $6,000,000 proceeds received in connection with two Subscription and Royalty agreements entered into with Louis and Carolyn Lucido CRT LLC, and J and R Galligan Revocable Trust for the six months ended June 30, 2019.The Company did not issue stock for proceeds during the six months ended June 30, 2020.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2020 and December 31, 2019, the Company had a working capital of $(860,484) and $495,682, and an accumulated deficit of $63,018,079 and $61,216,080, respectively. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Balance as of December 31, 2019:
Short term	$134,924
Long term	103,313
Total as of December 31, 2019	$238,237
Cash payments received	2,649
Net sales recognized	(58,590)
Balance as of June 30, 2020	182,296
Less short term	95,077
Long term	$87,219

During the six months ended June 30, 2020, the Company also had $12,000 in its revenues related to access fees which were not included in deferred revenue.

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $3,445,134 in grant funds were received and (i) $2,105,452 were recorded as grant income, (ii) $1,153,017 were recorded as deferred income and (iii) $186,665 were recorded as payment on accounts receivable during the six months ended June 30, 2020.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2020, and December 31, 2019, the Company has not recorded any unrecognized tax benefits.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of June 30, 2020, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 other than the following:

We face risks related to the novel coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business could be adversely impacted by the effects of the novel coronavirus (COVID-19). In addition to global macroeconomic effects, the novel coronavirus (COVID-19) outbreak and any other related adverse public health developments could cause disruption to our operations, sales activities, and the contract research organizations who are conducting BICX102 studies. Our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructures, border closures, or other travel or health-related restrictions which could adversely affect our business, operations and customer relationships. Although our contract research organizations have been able to continue conducting the BICX102 studies, those studies may, in the future, be disrupted which may delay our Company’s submissions to the FDA with regard to BICX102. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020 that were not previously reported in a Current Report on Form 8-K except as follows:

During the three months ended June 30, 2020, the Company issued an aggregate of 23,566 shares of its common stock for services rendered valued at $59,426 based on the underlying market value of the common stock at the date of issuance.

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

On May 8, 2020, the Company entered into a Statement of Work Amendment No. 2 pursuant to which Sinclair is providing additional services for the study. The total consideration the Company will pay Sinclair for Amendment No. 2 is $314,600.

On June 4, 2020, the Company entered into a Statement of Work Amendment No. 3 pursuant to which Sinclair is providing additional services for the study. The total consideration the Company will pay Sinclair for Amendment No. 3 is $41,600.

As of June 30, 2020, the Company disbursed $953,360 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $297,440.

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

BIOCORRX INC.

Date: August 14, 2020	By:	/s/ Brady Granier
Brady Granier
Chief Executive Officer

Date: August 14, 2020	By:	/s/ Lourdes Felix
Lourdes Felix
President and Chief Financial Officer

