Form 10-Q
period 2020-09-30
BioCorRx Inc.
filed 2020-11-16
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 5,421,820 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$936,209	$2,645,852
Accounts receivable, net	-	750
Grant receivable	145,336	186,668
Prepaid expenses	465,196	213,283
Total current assets	1,546,741	3,046,553

Property and equipment, net	133,442	148,300

Right to use assets	514,324	458,707

Other assets:
Patents, net	12,858	13,736
Intellectual property, net	188,640	224,010
Deposits, long term	44,520	41,936
Total other assets	246,018	279,682

Total assets	$2,440,525	$3,933,242

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $603,561 and $391,209, respectively	$2,071,630	$2,027,380
Deferred revenue, short term	74,935	134,924
Deferred revenue-grant	370,023	-
Lease liability, short term	103,098	76,977
Notes payable	21,480	21,480
Notes payable, related parties	290,110	290,110
PPP loan, short term	15,445	-
Total current liabilities	2,946,721	2,550,871

Long term liabilities:
PPP loan, long term	12,555	-
EIDL loan, long term	74,300	-
Royalty obligation, net of discount of $6,453,436 and $6,812,318, related parties	2,268,664	1,909,782
Lease liability, long term	463,372	428,162
Deferred revenue, long term	78,402	103,313

Total liabilities	5,844,014	4,992,128

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 5,410,506 and 5,326,852 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5,411	5,327
Common stock subscribed	100,000	100,000
Additional paid in capital	60,368,581	60,111,429
Accumulated deficit	(63,785,740)	(61,216,080)
Total deficit attributable to BioCorRx , Inc.	(3,290,132)	(977,708)
Non-controlling interest	(113,357)	(81,178)
Total deficit	(3,403,489)	(1,058,886)

Total liabilities and deficit	$2,440,525	$3,933,242

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues, net	$29,809	$46,561	$100,399	$177,811

Operating expenses:
Cost of implants and other costs	16,550	22,295	66,994	55,480
Research and development	1,289,366	298,263	3,344,970	579,366
Selling, general and administrative	757,582	605,095	2,355,670	3,496,797
Depreciation and amortization	19,169	6,545	57,506	12,079
Total operating expenses	2,082,667	932,198	5,825,140	4,143,722

Loss from operations	(2,052,858)	(885,637)	(5,724,741)	(3,965,911)

Other income (expenses):
Interest expense, net	(129,946)	(376,665)	(380,981)	(1,474,141)
Grant income	1,392,632	230,373	3,498,084	582,169
Loss on sale of fixed assets	-	(1,902)	-	(1,902)
Other miscellaneous income	5,000	-	5,799	14,517
Total other income (expenses)	1,267,686	(148,194)	3,122,902	(879,357)

Net loss before provision for income taxes	(785,172)	(1,033,831)	(2,601,839)	(4,845,268)

Income taxes	-	-	-	-

Net loss	(785,172)	(1,033,831)	(2,601,839)	(4,845,268)

Non-controlling interest	17,511	2,925	32,179	4,380

Net loss attributable to BioCorRx Inc.	$(767,661)	$(1,030,906)	$(2,569,660)	$(4,840,888)

Net loss per common share, basic and diluted	$(0.14)	$(0.33)	$(0.48)	$(1.66)

Weighted average number of common shares outstanding, basic and diluted	5,386,935	3,083,651	5,362,344	2,921,916

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2019	80,000	$16,000	160,000	$5,616	5,326,852	$5,327	$100,000	$60,111,429	$(61,216,080)	$(81,178)	$(1,058,886)
Common stock issued for services rendered	-	-	-	-	30,357	30	-	68,807	-	-	68,837
Share based compensation	-	-	-	-	-	-	-	48,767	-	-	48,767
Net loss	-	-	-	-	-	-	-	-	(1,066,562)	(11,626)	(1,078,188)
Balance, March 31, 2020	80,000	$16,000	160,000	$5,616	5,357,209	$5,357	$100,000	$60,229,003	$(62,282,642)	$(92,804)	$(2,019,470)
Common stock issued for services rendered	-	-	-	-	23,566	24	-	59,402	-	-	59,426
Share based compensation	-	-	-	-	-	-	-	9,203	-	-	9,203
Net loss	-	-	-	-	-	-	-	-	(735,437)	(3,042)	(738,479)
Balance, June 30, 2020	80,000	$16,000	160,000	$5,616	5,380,775	$5,381	$100,000	$60,297,608	$(63,018,079)	$(95,846)	$(2,689,320)
Common stock issued for services rendered	-	-	-	-	29,731	30	-	63,146	-	-	63,176
Share based compensation	-	-	-	-	-	-	-	7,827	-	-	7,827
Net loss	-	-	-	-	-	-	-	-	(767,661)	(17,511)	(785,172)
Balance, September 30, 2020	80,000	$16,000	160,000	$5,616	5,410,506	$5,411	$100,000	$60,368,581	$(63,785,740)	$(113,357)	$(3,403,489)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,601,839)	$(4,845,268)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	57,506	12,079
Amortization of discount on royalty obligation	358,882	237,108
Bad debt expense	-	2,400
Amortization of debt discount	-	783,650
Amortization of right-of-use asset	64,729	50,870
Loss on sale of fixed assets	-	1,902
Interest expense paid with common stock	-	21,000
Gain on forgiven of debt	(5,000)	-
Stock based compensation	257,236	1,835,916
Changes in operating assets and liabilities:
Accounts receivable	750	4,000
Other receivable	41,332	-
Prepaid expenses	(251,913)	(215,543)
Accounts payable and accrued expenses	44,250	308,233
Deposits	(2,584)	(40,370)
Lease liability	(59,015)	(48,531)
Deferred revenue	(84,900)	(155,411)
Deferred revenue-grant	370,023	-
Net cash used in operating activities	(1,810,543)	(2,047,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,400)	(67,625)
Proceeds from sale of property and equipment	-	800
Net cash used in investing activities	(6,400)	(66,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000
Proceeds from common stock subscription and royalty agreement	-	6,000,000
Advances from SBA	5,000	-
Proceeds from EIDL loan	74,300	-
Proceeds from PPP loan	28,000	-
Repayment of notes payable	-	(675,000)
Net cash provided by financing activities	107,300	5,425,000

Net (decrease) increase in cash	(1,709,643)	3,310,210
Cash, beginning of the period	2,645,852	279,772

Cash, end of period	$936,209	$3,589,982

Supplemental disclosures of cash flow information:
Interest paid	$-	$61,397
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$-	$307,414
Record lease liability upon adoption of ASC 842	$-	$341,325
Recognition of right to use assets	$120,346	$-
Recognition of lease liability	$120,346	$-
Common stock issued in connection with conversion of notes payable	$-	$4,160,000

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of BioCorRx Inc. with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 17).

Effective January 22, 2019, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 100 shares of common stock. As a result, 259,984,655 shares of the Company’s common stock were exchanged for 2,599,847 shares of the Company’s common stock. These unaudited condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split (See Note 15).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc. and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the “Company” or “BioCorRx”). All significant intercompany balances and transactions have been eliminated in consolidation.

Paycheck Protection Program Loans (PPP) Loans

The Company’s policy is to account for the PPP loan (See Note 12) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. There were no changes to the Company’s revenue recognition policy from the adoption of ASC 606.

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

The following table presents the Company’s net sales by product category for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Sales/access fees	$1,500	$8,150
Distribution rights income	28,959	38,411
Membership/program fees	(650)	-
Net sales	$29,809	$46,561

The following table presents the Company’s net sales by product category for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Sales/access fees	$13,500	$22,400
Distribution rights income	86,249	155,411
Membership/program fees	650	-
Net sales	$100,399	$177,811

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s condensed consolidated balance sheet:

Balance as of December 31, 2019
Short term	$134,924
Long term	103,313
Total as of December 31, 2019	$238,237
Cash payments received	1,999
Net sales recognized	(86,899)
Balance as of September 30, 2020	153,337
Less short term	74,935
Long term	$78,402

During the nine months ended September 30, 2020, the Company also had $13,500 in its revenues related to access fees, which were not included in deferred revenue.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of September 30, 2020 and December 31, 2019, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020 and December 31, 2019. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, grant receivable, accounts payable, other receivable and accrued expenses, and notes payable. The fair value of lease liability is based on the present value of future lease payments at a discount rate of 8% over the lease term. The fair value of royalty obligation is calculated by the Probability Weighted Expected Return Model, which projects various scenarios of future treatment sales, and then calculates the associated payment value of the royalty. The carrying value of lease liability and royalty obligation on the unaudited condensed consolidated balance sheet approximates their fair value.

See Note 15 and 16 for stock based compensation and other equity instruments.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairment was recognized for the nine months ended September 30, 2020 and 2019.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the nine months ended September 30, 2020 and 2019.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2020	2019
Shares underlying options outstanding	$831,131	$818,630
Shares underlying warrants outstanding	72,500	72,500
Convertible preferred stock outstanding	240,000	240,000
	$1,143,631	$1,131,130

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $109,141 and $371,265 as advertising costs for the three and nine months ended September 30, 2020 and $88,514 and $155,474 for the three and nine months ended September 30, 2019, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $3,909,436 in grant funds were received and (i) $3,498,084 were recorded as grant income, (ii) $370,023 were recorded as deferred income and (iii) $41,329 were recorded as payment on accounts receivable during the nine months ended September 30, 2020.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,289,366 and $3,344,970 for the three and nine months ended September 30, 2020 and $298,263 and $579,366 for the three and nine months ended September 30, 2019, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2020, and December 31, 2019, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2020, the Company had cash of $936,209 and working capital deficit of $1,399,980. During the nine months ended September 30, 2020, the Company used net cash in operating activities of $1,810,543. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security (CARES) Act was signed into law to provide economic relief in the early wake of the COVID-19 pandemic. The Company applied for both the Economic Injury Disaster Loan (the “EIDL”) and Paycheck Protection Program (the “PPP”), which were created under the CARES Act and administrated by the U.S. Small Business Administration (the “SBA”). On April 28, 2020, the Company received $5,000 from SBA as an advance on the EIDL. On May 22, 2020, the Company received a loan of $28,000 from Citizens Business Bank on the PPP. On July 17, 2020, the Company received a loan of $74,300 on the EIDL. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months following the filing of this report.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Prepaid insurance	$11,209	$81,475
Prepaid subscription services	127,392	127,208
Research and development	321,455	-
Other prepaid expenses	5,140	4,600
	$465,196	$213,283

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Office equipment	$43,503	$43,503
Computer equipment	5,544	5,544
Manufacturing equipment	98,373	98,373
Leasehold improvement	42,288	35,888
	189,708	183,308
Less accumulated depreciation	(56,266)	(35,008)
	$133,442	$148,300

Depreciation expense charged to operations amounted to $7,084 and $21,258, respectively, for the three and nine months ended September 30, 2020; and $5,376 and $10,910, respectively, for the three and nine months ended September 30, 2019.

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

On June 16, 2020, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Costa Mesa, California for a term of 5 years. Due to COVID-19, the Company was not able to move in or take possession until 30 days after shelter in place has been lifted in Orange County, CA. The Company will owe monthly rental payments ranging from $2,286 to $2,584 over the term of the lease. On September 20, 2020, the Company took possession of the office space and recorded right to use assets and lease liability of $120,346.

Lease liability is summarized below:

September 30,
2020
Total lease liability	$566,470
Less: short term portion	103,098
Long term portion	$463,372

Maturity analysis under these lease agreements are as follows:

Total
2020	$35,942
2021	145,813
2022	150,266
2023	154,771
2024	159,420
2025 and beyond	31,690
Less: present value discount	(111,432)
Lease liability	$566,470

Lease expense for the three months ended September 30, 2020 and 2019 was comprised of the following:

	Three Months Ended
	September 30,
	2020	2019
Operating lease expense	$29,706	$(468)
Short-term lease expense	-	-
Variable lease expense	-	-
	$29,706	$(468)

Lease expense for the nine months ended September 30, 2020 and 2019 was comprised of the following:

	Nine Months Ended
	September 30,
	2020	2019
Operating lease expense	$82,361	$62,329
Short-term lease expense	-	-
Variable lease expense	-	-
	$82,361	$62,329

During the nine months ended September 30, 2020 and 2019, the Company paid $76,037 and $26,844 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Weighted-average remaining lease term	4.3
Weighted-average discount rate	8%

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc. for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019 and recorded $11,990 amortization expense during the year ended December 31, 2019. Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three and nine months ended September 30, 2020, the Company recorded amortization expense of $11,790 and $35,370. As of September 30, 2020, the accumulated amortization of the intellectual property was $47,360.

The future amortization of the intellectual property are as follows:

Year	Amount
2020	$11,790
2021	47,160
2022	47,160
2023	47,160
2024	35,370
$188,640

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three and nine months ended September 30, 2020, the Company recorded amortization expense of $294 and $878. During the three and nine months ended September 30, 2019, the Company recorded amortization expense of $295 and $875. As of September 30, 2020, the accumulated amortization of these patents was $2,342.

The future amortization of the patents are as follows:

Year	Amount
2020	$294
2021	1,169
2022	1,169
2023	1,169
2024 and after	9,057
$12,858

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Accounts payable	$757,168	$709,353
Interest payable on notes payable	1,138,157	1,138,157
Interest payable on notes payable, related parties	148,260	125,903
Deferred insurance	8,896	53,967
Interest payable on EIDL loan	579	-
Interest payable on PPP loan	107	-
Accrued expenses	18,463	-
	$2,071,630	$2,027,380

NOTE 9 - NOTES PAYABLE

As of September 30, 2020, and December 31, 2019, the Company had advances from a third party. The advances bear no interest and are due on demand. The balance outstanding as of September 30, 2020 and December 31, 2019 was $21,480.

The Company had notes payable outstanding during 2019 that were paid off prior to December 31, 2019.

During the three and nine months ended September 30, 2019, the Company amortized $19,428 and $127,419, respectively, of the debt discount to current period interest expense. The interest expense during the three and nine months ended September 30, 2019 was $3,151 and $8,110, respectively. No interest expense and amortization of debt discount were recorded during the three and nine months ended September 30, 2020.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

The Company had a convertible note payable outstanding during 2019 that was converted into the Company’s common stock prior to December 31, 2019. During the three and nine months ended September 30, 2019, the Company amortized $0 and $656,231, respectively, of the debt discount to current period interest expense. The interest expense during the three and nine months ended September 30, 2019 was $224,298 and $389,330, respectively. No interest expense and amortization of debt discount were recorded during the three and nine months ended September 30, 2020.

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of September 30, 2020, and December 31, 2019, the Company had advances from Kent Emry (member of the Company’s Board of Directors). The balance outstanding as of September 30, 2020 and December 31, 2019 was $1,500.

On January 26, 2018, the Company issued to Joe Galligan (a holder of between 5% and 10% of the Company's shares of common stock) one unsecured promissory note of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company's common stock to Joe Galligan. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. On January 26, 2019, the note was extended until September 26, 2019. On September 23, 2019, the note was extended until September 26, 2020. On September 26, 2020, the note was extended to payable on demand. The balance outstanding as of September 30, 2020 and December 31, 2019 was $125,000.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning six months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The note holder subsequently became an officer of the Company. The balance outstanding as of September 30, 2020 and December 31, 2019 was $163,610.

The interest expense during the three months and nine months ended September 30, 2019 were $7,507 and $22,276, respectively. The interest expense during the three months and nine months ended September 30, 2020 were $7,507 and $22,358, respectively. As of September 30, 2020, and December 31, 2019, the accumulated interest on related parties notes payable were $148,260 and $125,903, respectively.

NOTE 12 - PAYCHECK PROTECTION PROGRAM LOAN

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

The interest expense during the three months and nine months ended September 30, 2020 were $71 and $107, respectively. As of September 30, 2020, the accumulated interest on the PPP Loan were $107. $15,445 of the principal will due by September 30, 2021, and the full principal will due by May 13, 2022.

NOTE 13 - ECONOMIC INJURY DISASTER LOAN

On July 17, 2020, the Company executed the standard loan documents required for securing a loan (the "EIDL Loan") from SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company's business. Pursuant to the loan agreement, the principal amount of the EIDL Loan is $74,300, with proceeds to be used for working capital purposes. The EIDL loan is secured by the tangible and intangible personal property of the Company.

In accordance with the terms of the note: (i) interest accrues at the rate of 3.75% per annum, (ii) installment payments, including principal and interest, of $363 monthly, will begin Twelve (12) months from the date of the promissory Note, (iii) the balance of principal and interest will be payable thirty (30) years from the date of the promissory note and (iv) SBA is granted a continuing security interest in and to any and all tangible and intangible personal property of the Company to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA.

On April 28, 2020, the Company received $5,000 from the SBA as an advance on the EIDL, and the advance was forgiven during the current period.

The interest expense during the three months and nine months ended September 30, 2020 were $579 and $579, respectively. As of September 30, 2020, the accumulated interest on EIDL Loan were $579.

The future principal payments are as follows:

Year	Amount
2021	-
2022	279
2023	1,608
2024	1,661
2025 and after	70,752
$74,300

NOTE 14 - ROYALTY OBLIGATIONS, NET

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

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company's weight loss program (the "Business") including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. As of September 30, 2020, the Company is in compliance with the use of proceeds requirement . The remaining balance as of September 30, 2020 was $871,677.

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

During the three months and nine months ended September 30, 2019, the Company amortized $121,774 and $237,108 as interest expenses, respectively.

During the three and nine months ended September 30, 2020, the Company amortized $121,774 and $358,882 as interest expense, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY/(DEFICIT)

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

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of September 30, 2020, and December 31, 2019, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of September 30, 2020, and December 31, 2019 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of September 30, 2020, and December 31, 2019 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

Common stock

Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, the Company issued an aggregate of 47,349 shares of its common stock for services rendered valued at $193,675 based on the underlying market value of the common stock at the date of issuance.

During the nine months ended September 30, 2019, the Company issued an aggregate of 3,842 shares of its common stock in connection with the issuance of promissory notes payable valued at $21,000 based on the underlying market value of the common stock at the date of issuance.

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

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Company issued an aggregate of 83,654 shares of its common stock for services rendered valued at $191,439 based on the underlying market value of the common stock at the date of issuance, among which 35,165 shares valued at $75,000 were issued to the board of directors for board compensation.

As of September 30, 2020, and December 31, 2019, the Company had 5,410,506 shares and 5,326,852 shares of common stock issued and outstanding, respectively.

NOTE 16 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of September 30, 2020, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of September 30, 2020, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The company has granted an aggregate of 355,781 stock options. As of September 30, 2020, an aggregate total of 94,219 options can still be granted under the plan.

During the nine months ended September 30, 2020, the Company extended the exercise period of 15,000 vested options from February 1, 2020 to January 31, 2024. Incremental compensation resulted from the extension of the exercise period was $39,365 and was recorded during the nine months ended September 30, 2020.

During the nine months ended September 30,2020, the Company approved the grant of 8,334 stock options to a consultant valued at $9,809. The term of the options was three years, and the vesting period of the options ranges from immediately to one year.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

Risk-free interest rate	0.29%
Expected term (years)	3.00
Expected volatility	112.97%
Expected dividends	0.00

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	822,797	$8.03	6.5	$244,603
Grants	8,334	3.00	2.6	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2020	831,131	$7.98	6.0	$105
Exercisable at September 30, 2020	825,575	$8.00	6.0	$105

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.90 as of September 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2020:

Options Outstanding
Price	Number of Options	Weighted Average Remaining Life In Years	Options Exercisable Exercisable Number of Options

$0.01-2.50	330,350	5.7	330,350
2.51-5.00	43,334	4.4	39,445
5.01 and up	457,447	6.4	455,780
	831,131	6.0	825,575

The stock-based compensation expense related to option grants was $7,827 and $65,797 during the three and nine months ended September 30, 2020 and $(11,688) and $1,642,241 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, stock-based compensation related to options of $10,375 remains unamortized and is expected to be amortized over the weighted average remaining period of 4.7 months.

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

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	1.16	$20.00	10,000	1.16
100.00	62,500	0.64	100.00	62,500	0.64
$-	72,500	0.71	$89.0	72,500	0.71

The following table summarizes the warrant activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	72,500	$89.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2020	72,500	$89.00

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the three and nine months ended September 30, 2020, no consulting fees and bonuses were incurred. During the three and nine months ended September 30, 2019, the Company incurred $43,750 and $131,250, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $175,000 an auto allowance and mobile phone stipend. As of January 1, 2020, the Company will pay Ms. Lourdes Felix an annual base salary of $190,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. For the three and nine months ended September 30, 2020, no consulting fees and bonuses were incurred. For the three and nine months ended September 30, 2019, the Company incurred $47,500 and $142,500, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $190,000 an auto allowance and mobile phone stipend. As of January 1, 2020, Mr. Brady Granier will be paid in accordance with the Company’s normal payroll schedule in place of consulting fees. As of February 26, 2020, the Company will pay Mr. Granier an annual base salary of $215,000. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the three and nine months ended September 30, 2020, no consulting fees and bonuses were incurred. For the three and nine months ended September 30, 2019, the Company incurred $37,500 and $112,500, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $150,000 an auto allowance and mobile phone stipend. As of January 1, 2020, Mr. Tom Welch will be paid in accordance with the Company’s normal payroll schedule in place of consulting fees. As of February 26, 2020, the company will pay Mr. Welch an annual base salary of $165,000. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, related to his compensation for his role as a senior advisor. Until January 22, 2019 there was no formal arrangement between the parties and the amount of renumeration is $6,250 per month. For the three and nine months ended September 30, 2020, the Company incurred $0 and $4,032, respectively, as consulting fees. For the three and nine months ended September 30, 2019, the Company incurred $18,750 and $46,346, respectively, as consulting fees. As of March 1, 2020, the Company will pay Mr. Joe Galligan an annual base salary of $75,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began limited operations and there was no operation prior to that.

In March 2019, in the Company entered into two Subscription and Royalty Agreements (the “Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (the “Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock. The Company received aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due at September 30, 2020 under these two Subscription and Royalty Agreements.

As of September 30, 2020, and December 31, 2019, the Company’s related party payable was $603,561 and $391,209, which comprised of compensation payable and interest payable to directors and majority shareholders.

Effective March 1, 2019, the Board appointed directors. In connection with the appointment to the Board, the Company entered into a Director Agreement with each of the five directors (the two new directors and the three directors already in place) pursuant to which each of them will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000. During the nine months ended September 30, 2020, the Company issued 35,165 shares of common stock valued at $75,000 to directors.

NOTE 18 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended September 30, 2020 included 30% and 68% (aggregate of 98%) from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the nine months ended September 30, 2020 included 26% and 60% (aggregate of 86%) from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended September 30, 2019 included 43%, 20%, and 19% (aggregate of 82%) from three customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the nine months ended September 30, 2019 included 34%, 23%, 16%, and 15% (aggregate of 88%) from four customers of the Company’s total revenues.

At September 30, 2020, there was no balance of the Company’s total accounts receivable, and one customer accounted for 100% of the Company’s total accounts receivable with an amount of $750 at December 31, 2019.

NOTE 19 - NON-CONTROLLING INTEREST

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2020:

Net loss	$(72,360)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(17,511)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2020:

Net loss	$(132,971)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(32,179)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2020:

Balance, December 31, 2019	$(81,178)
Net loss attributable to the non-controlling interest	(32,179)
Balance, September 30, 2020	$(113,357)

Net loss attributable to the non-controlling interest for the three months ended September 30, 2019:

Net loss	$(12,085)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(2,925)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2019:

Net loss	$(18,098)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(4,380)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2019:

Balance, December 31, 2018	$(72,487)
Net loss attributable to the non-controlling interest	(4,380)
Balance, September 30, 2019	$(76,867)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company's gross profit for each Treatment sold in the United States that includes procurement of the Company's implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,516,276 as of September 30, 2020. Upon the Company's satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company's implant product, into perpetuity. The amount of royalty due for the year ended December 31, 2019 is $3,503. As of December 31, 2019, $85,805 is owed to Alpine Creek, which was paid subsequently in January 2020. As of September 30, 2020, the amount of royalty due was $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. As of September 30, 2020, the amount of royalty due was $0.

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

For the three and nine months ended September 30, 2020, the Company disbursed $249,890 and $2,011,891 respectively, as research and development expenses. The remaining total consideration the Company will pay Charles River is $629,670 at September 30, 2020.

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

For the three and nine months ended September 30, 2020, the Company disbursed $0 and $953,360 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $297,440 at September 30, 2020.

Agreements

As of September 30, 2020, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a renumeration amount of $10,000-$12,500 per month with an earn out potential of 1% of the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals based on certain factors; (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; (iii) one consultant shall receive common stock equivalent to $6,667 on the last day of each month; and (iv) one consultant shall receive a renumeration amount of $5,500 per month.

As of September 30, 2020, the Company has entered into two scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. There was one meeting held during the three months ended September 30, 2020.

During 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. For the three and nine months ended September 30, 2020, the Company disbursed $92,336 and $346,449, respectively, as research and development expenses. There is no remaining consideration as of September 30, 2020.

NOTE 21 - SUBSEQUENT EVENTS

As of November 16, 2020, the Company issued an aggregate of 5,214 shares of its common stock for consulting services valued at $8,290.

As of November 16, 2020, the Company issued an aggregate of 6,100 shares of its common stock for debt settlement valued at $30,500.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On January 30, 2020, the Company was notified by NIH that the second-year funding has been approved. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provides for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. $3,909,436 in grant funds were received and (i) $3,498,084 were recorded as grant income, (ii) $370,023 were recorded as deferred income and (iii) $41,329 were recorded as payment on accounts receivable during the nine months ended September 30, 2020.

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

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. As of September 30, 2020, the Company will pay Charles River the total amended consideration of $3,024,476 for these six studies. As of September 30, 2020, the remaining consideration that will be paid to Charles River is $629,670.

In 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. As of September 30, 2020, there is no remaining consideration.

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

On June 16, 2020, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Costa Mesa, California for a term of 5 years. Due to COVID-19, the Company won’t be able to move in or take possession until 30 days after shelter in place has been lifted in Orange County, CA. The Company will owe monthly rental payments ranging from $2,286 to $2,584 over the term of the lease. On September 20, 2020, the Company took possession of the office space.

On February 18, 2020, the Company entered into a Master Services Agreement (the “MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair. On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair is conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600. During the second quarter of 2020, the Company entered into two amendments to the Statement of Work to increase the total consideration to $1,250,800. As of September 30, 2020, the Company disbursed $953,360 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $297,440.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended September 30, 2020 Compared with Three Months ended September 30, 2019

Three months ended September 30,	2020	2019
Net Revenues	$29,809	$46,561
Total Operating Expenses	(2,082,667)	(932,198)
Net Interest Expense	(129,946)	(376,665)
Grant income	1,392,632	230,373
Loss on sale of fixed assets	-	(1,902)
Other miscellaneous income	5,000	-
Net loss	(785,172)	(1,033,831)
Non-controlling interest	17,511	2,925
Net loss attributable to BioCorRx Inc.	$(767,661)	$(1,030,906)

Revenues

Total net revenues for the three months ended September 30, 2020 were $29,809 compared with $46,561 for the three months ended September 30, 2019, reflecting a decrease of 36%. Sales/access fees for three months ended September 30, 2020 and 2019 were $1,500 and $8,150, respectively, reflecting a decrease of $6,650. The primary reason for the decrease in 2020 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. Distribution rights income for three months ended September 30, 2020 and 2019 were $28,959 and $38,411, respectively, reflecting a decrease of $9,452. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the three months ended September 30, 2020 and 2019 were $(650) and $0, respectively. The reason for the negative amount in 2020 was due to the refund of membership fees subscribed in June 2020.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2020 and 2019 were $2,082,667 and $932,198, respectively, reflecting an increase of $1,150,469. The reasons for the increase in 2020 are primarily due to an increase in two expenses. First, an increase of $991,103 in research and development expense due to conducting studies with regard to BICX102, from $298,263 for the three months ended September 30, 2019 to $1,289,366 for the three months ended September 30, 2020. Second, an increase of $177,940 in payroll expense due to the increased number of employees during 2020 to support the Company’s growth of business and a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $40,243 for the three months ended September 30, 2019 to $218,183 for the three months ended September 30, 2020. These increased expenses were partially offset by a decrease of $158,016 in consulting fees due to a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $313,869 for the three months ended September 30, 2019 to $155,853 for the three months ended September 30, 2020.

Interest Expense

Interest expense for the three months ended September 30, 2020 and 2019 were $129,946 and $376,665, respectively. The decrease is primarily due to a decrease in the debt discount amortization and the accelerated interest due to conversion of debt in September 2019.

Grant Income

During the three months ended September 30, 2020, the Company recognized grant income of $1,392,632 as compared to $230,373 for the comparable period last year. The increase was related to: (i) the advancement of studies with the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102 and (ii) the award of second year funding from the National Institute on Drug Abuse (“NIDA”) providing for $2,831,838. The funds are available to reimburse the Company for certain incurred direct costs and indirect costs of 17%. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the three months ended September 30, 2020, the Company experienced a net loss of $785,172 compared with a net loss of $1,033,831 for the three months ended September 30, 2019. The decrease in net loss is primarily due to the lower interest expense and higher grant income incurred in 2020.

Nine Months ended September 30, 2020 Compared with Nine Months ended September 30, 2019

Nine months ended September 30,	2020	2019
Net Revenues	$100,399	$177,811
Total Operating Expenses	(5,825,140)	(4,143,722)
Net Interest Expense	(380,981)	(1,474,141)
Grant income	3,498,084	582,169
Loss on sale of fixed assets	-	(1,902)
Other miscellaneous income	5,799	14,517
Net loss	(2,601,839)	(4,845,268)
Non-controlling interest	32,179	4,380
Net loss attributable to BioCorRx Inc.	$(2,569,660)	$(4,840,888)

Revenues

Total net revenues for the nine months ended September 30, 2020 were $100,399 compared with $177,811 for the nine months ended September 30, 2019, reflecting a decrease of 43.5%. Sales/access fees for nine months ended September 30, 2020 and 2019 were $13,500 and $22,400, respectively, reflecting a decrease of $8,900. The primary reason for the decrease in 2020 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. Distribution rights income for nine months ended September 30, 2020 and 2019 were $86,249 and $155,411, respectively, reflecting a decrease of $69,162. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the nine months ended September 30, 2020 and 2019 were $650 and $0, respectively. The primary reason for the increase in 2020 was due to the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2020 and 2019 were $5,825,140 and $4,143,722, respectively, reflecting an increase of $1,681,418. The reasons for the increase in 2020 are primarily due to an increase of $2,765,604 in research and development expense due to conducting studies with regard to BICX102, from $579,366 for the nine months ended September 30, 2019 to $3,344,970 for the nine months ended September 30, 2020, an increase of $565,191 in payroll expense due to the increased number of employees during 2020 to support the Company’s growth of business and a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $80,358 for the nine months ended September 30, 2019 to $645,549 for the nine months ended September 30, 2020, an increase of $215,791 in advertising expense due to the promotion of the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019, from $155,474 for the nine months ended September 30, 2019 to $371,265 for the nine months ended September 30, 2020, and an increase of $78,875 in costs on liability insurance and health insurance due to the increased number of employees and expansion of business, from $75,210 for the nine months ended September 30, 2019 to $154,085 for the nine months ended September 30, 2020, partially offset by a decrease of $1,578,678 in stock-based compensation related to both directors and service providers due to certain options granted were fully vested, from $1,835,916 for the nine months ended September 30, 2019 to $257,238 for the nine months ended September 30, 2020, and a decrease of $439,943 in consulting service fee due to a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $877,789 for the nine months ended September 30, 2019 to $437,846 for the nine months ended September 30, 2020.

Interest Expense

Interest expense for the nine months ended September 30, 2020 and 2019 were $380,981 and $1,474,141, respectively. The decrease is primarily due to a decrease in the debt discount amortization and the accelerated interest due to conversion of debt in September 2019, partially offset by an increase in the amortization of discount on royalty obligation during the nine months ended September 30, 2020.

Grant Income

During the nine months ended September 30, 2020, the Company recognized grant income of $3,498,084 as compared to $582,169 for the comparable period last year. The increase was related to: (i) the advancement of studies with the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102 and (ii) the award of second year funding from the National Institute on Drug Abuse (“NIDA”) providing for $2,831,838. The funds are available to reimburse the Company for certain incurred direct costs and indirect costs of 17%. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the nine months ended September 30, 2020, the Company experienced a net loss of $2,601,839 compared with a net loss of $4,845,268 for the nine months ended September 30, 2019. The decrease in net loss is primarily due to the lower interest expense and higher grant income incurred in 2020.

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash of approximately $936,209. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

Nine months ended September 30,	2020	2019
Net cash used in operating activities	$(1,810,543)	$(2,047,965)
Net cash used in investing activities	(6,400)	(66,825)
Net cash provided by financing activities	107,300	5,425,000
Net increase (decrease) in cash	(1,709,643)	3,310,210
Cash, beginning of period	2,645,852	279,772
Cash, end of period	$936,209	$3,589,982

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,810,543 for the nine months ended September 30, 2020 compared to $2,047,965 used in operating activities the nine months ended September 30, 2019.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $6,400 compared to $66,825 used in investing activities for the nine months ended September 30, 2019. The decrease was due to the less purchase on equipment during the nine months ended September 30, 2020.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $5,317,700, from $5,425,000 provided by financing activities for the nine months ended September 30, 2019 to $107,300 provided by financing activities for the nine months ended September 30, 2020. The decrease was primarily due to the $6,000,000 proceeds received in connection with two Subscription and Royalty agreements entered into with Louis and Carolyn Lucido CRT LLC, and J and R Galligan Revocable Trust for the nine months ended September 30, 2019. Additionally, the Company did not issue stock for proceeds during the nine months ended September 30, 2020. The decrease was partially offset by the proceeds received from EIDL loan and PPP loan during the nine months ended September 30, 2020.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2020 and December 31, 2019, the Company had a working capital of $(1,399,980) and $495,682, and an accumulated deficit of $63,785,740 and $61,216,080, respectively. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Balance as of December 31, 2019:
Short term	$134,924
Long term	103,313
Total as of December 31, 2019	$238,237
Cash payments received	1,999
Net sales recognized	(86,899)
Balance as of September 30, 2020	153,337
Less short term	74,935
Long term	$78,402

During the nine months ended September 30, 2020, the Company also had $13,500 in its revenues related to access fees which were not included in deferred revenue.

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $3,909,436 in grant funds were received and (i) $3,498,084 were recorded as grant income, (ii) $370,023 were recorded as deferred income and (iii) $41,329 were recorded as payment on accounts receivable during the nine months ended September 30, 2020.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2020, and December 31, 2019, the Company has not recorded any unrecognized tax benefits.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of September 30, 2020, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2020 that were not previously reported in a Current Report on Form 8-K except as follows:

During the three months ended September 30, 2020, the Company issued an aggregate of 29,731 shares of its common stock for services rendered valued at $63,176 based on the underlying market value of the common stock at the date of issuance.

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

As of September 30, 2020, the Company disbursed $953,360 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $297,440.

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

BIOCORRX INC.

Date: November 16, 2020	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer

