Form 10-K
period 2020-12-31
BioCorRx Inc.
filed 2021-03-31
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2020 was $13,995,401 based on the closing price of $2.84 per share of common stock of BioCorRx, Inc. as quoted on the OTCQB Marketplace on that date.

As of March 30, 2021, there were 6,597,927 shares of registrant’s common stock outstanding.

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

In this Annual Report on Form 10-K, unless expressly indicated or the context requires otherwise, the terms “BioCorRx,” “company,” “we,” “us,” and “our” in this document refer to BioCorRx, Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

Item 1 - Business.

Corporate Structure

We were incorporated as Cetrone Energy Company on January 28, 2008 in the State of Nevada. From inception until we completed our reverse acquisition of Fresh Start Private, Inc. (“FSP”), the principal business of the Company originally was to develop “green” renewable fuel sources for agricultural operations, specifically biodiesel. On July 26, 2010, we filed an amendment to our articles of incorporation changing our name to Fresh Start Private Management, Inc. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the reverse acquisition of FSP, on October 31, 2011, we ceased our prior operations and we are now a holding company and our wholly owned subsidiary engages in alcoholism and opioid addiction treatment through our BioCorRx® Recovery Program and related products.

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

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to amend the Company’s articles of incorporation to increase the authorized shares of capital stock of the Company from five hundred twenty five million (525,000,000) shares of common stock, $.001 par value per share, and six hundred thousand (600,000) shares of preferred stock, $0.001 par value per share, to seven hundred fifty million (750,000,000) shares of common stock ($0.001 par value per share) and six hundred thousand (600,000) shares of preferred stock ($0.001 par value per share) (“Share Increase”). The Share Increase took effect on May 10, 2018.

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to grant discretionary authority to the Board of Directors of the Company (“Board”), at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to our articles of incorporation to effect a reverse split of our issued and outstanding shares of common stock in a range of not less than 1-for-5 and not more than 1-for-500. On January 16, 2019, the Board approved an amendment to the articles of incorporation to effect a 1-for-100 reverse stock split (“Reverse Stock Split”). The Reverse Stock Split was filed with the Secretary of State of the State of Nevada and subsequently approved by the Financial Industry Regulatory Authority (“FINRA”) on January 18, 2019 and took effect on January 22, 2019. All share and per share information in this Annual Report have been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx® Recovery Program is a non-addictive, medication-assisted treatment (“MAT”) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing its product candidate (“BICX101”) a sustained release, injectable naltrexone for the treatment of opioid abuse and alcoholism. The company is also developing an implantable naltrexone treatment (“BICX102”) a long-acting naltrexone implant that can last several months for the treatment of opioid dependence and alcohol use disorders with the goal of future regulatory approval with the Food and Drug Administration.

The BioCorRx® Recovery Program is a comprehensive addiction program which includes peer support coaching and counseling modules (typically completed in 16 sessions on average but not limited to), coupled with a naltrexone implant. The implant is specifically compounded with a prescription from a medical doctor for each individual and is designed to release naltrexone into the body over multiple months. The naltrexone implant means a single administration, long acting naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. The Company has expanded its operations through distribution opportunities of its BioCorRx Recovery Program. There are 14 licensed providers throughout the United States that offer the BioCorRx Recovery Program. The company’s current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program to a network of independent licensed clinics and licensed healthcare professionals.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (“FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On January 30, 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The second-year grant provides for $2,831,838 in funding subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. $4,491,972 in grant funds were received and (i) $4,464,626 was recorded as grant income including accrued revenues of $224,879 related to the grant, (ii) $65,560 were recorded as deferred income and (iii) $186,665 was recorded as payment on accounts receivable during the year ended December 31, 2020.

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

Comprehensive Approach: Alcoholism and opioid addiction are complex diseases that needs a program specifically designed to treat the body, the mind, and the spirit of one suffering from addiction. We have created a comprehensive recovery program that includes state-of-the-art medical intervention, individually tailored peer support and cognitive behavioral therapy (“CBT”) counseling modules used by trained addiction specialists. Our program typically lasts for 6 months from the initial surgical procedure of inserting the naltrexone pellet(s) to the last peer support coaching session. We believe that through our comprehensive treatment method, clients will have the highest possible chances of full recovery from alcohol and opioid dependency.

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

All procedures to place the naltrexone pellets into patients are performed at several independently owned and licensed provider locations. There are approximately 14 licensed providers throughout the United States that offer the BioCorRx Recovery Program. Locations of the provider locations offering our program can provided by calling our toll free number (888) 993-1099. The procedures are performed by a licensed medical professional.

The naltrexone implant is produced by select compounding pharmacies contracted by BioCorRx Inc. We entered into an asset purchase agreement (“Trinity Purchase Agreement”) dated August 20, 2018 with Trinity Compound Solutions, Inc. (“Trinity”). In accordance with the Trinity Purchase Agreement, the Company purchased the worldwide contractual rights, except for New Zealand and Australia, for the naltrexone implant formulation from Trinity. The purchase price for the naltrexone implant was $20,000 cash and 20,000 shares of the Common Stock. Half of the $20,000 was paid upon the transfer of the naltrexone implant formulation with no additional amount due or outstanding. The shares were issued in December 2018. The naltrexone implant is part of the Medication Assisted Treatment program (see above). This cannot be sold in New Zealand and Australia due to the limitations imposed by the Trinity Asset Purchase Agreement.

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

UnCraveRx® Weight Loss Management Program

The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that helps to reduce food cravings combined with on-demand virtual lifestyle support, fitness and nutrition. BioCorRx is not a licensed health care provider and does not provide health care services to patients. BioCorRx does not operate weight loss clinics. BioCorRx makes the UnCraveRx® Weight Loss Management Program available to health care providers to utilize when the health care provider determines it is medically appropriate and indicated for their patient(s). Any physician or licensed medical provider is solely responsible for treatment options prescribed or recommended to their patient(s). At all times, such providers retain complete and exclusive authority, responsibility, supervision and control over their medical practice, their patients, the treatment that their patients receive and any decision to prescribe medication to any of the provider’s patients.

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

We believe the primary competitive factors affecting our business include:

-	Quality of clinical programs and services;
-	Reputation and brand recognition;
-	Senior management experience including key opinion leaders in addiction; and
-	Sustained release naltrexone products used to treat substance abuse.

Competitive Advantages/Operational Strengths

-	According to the National Institute on Drug Abuse better outcomes are shown with MAT for treatment of substance abuse than without it;
-	The combination of MAT with CBT counseling can help sustain recovery;
-	Senior management experience; and
-	Key opinion leaders in addiction consultants.
-

Studies show that medication assisted work best when combined with a lifestyle program. [1] References: [1] Yanovski SZ, Yanovski JA. JAMA. Long-term drug treatment for obesity: A systematic and clinical review. 2014; 311(1):74-86.

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

Obesity has become a serious concern and health problem in the United States. Approximately 35% of Americans are obese. Obesity has become an epidemic according to the CDC and has become associated with poor health outcomes. New treatment and choices to help individuals are needed to help lose weight or maintain their weight. We have developed UnCraveRx® that we believe will help patients in losing and maintaining weight. We currently market our program nationally and seek medical professionals to grow our network of providers.

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

Intellectual Property/Licensing Rights

On August 20, 2018, we entered into the Trinity Compound Solutions, Inc. (“Trinity”) Purchase Agreement with Trinity. In accordance with the Trinity Purchase Agreement, the Company purchased the worldwide contractual rights, except for New Zealand and Australia, for the naltrexone implant formulation from Trinity. The purchase price for the naltrexone implant was $20,000 cash and 20,000 shares of the Company’s Common Stock. Half of the $20,000 was paid upon the transfer of the naltrexone implant formulation with no additional amount due or outstanding. The shares were issued in December 2018. The naltrexone implant is part of the MAT program (see above). This specific formulation cannot be sold in New Zealand and Australia due to the limitations imposed by the Trinity Purchase Agreement.

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

The Company’s management performed an evaluation of its intangible assets (naltrexone implant formula and right of use assets) for purposes of determining the implied fair value of the assets at December 31, 2020 and 2019. The test indicated that the recorded book value did not exceed its fair value for the years ended December 31, 2020 and 2019 as determined by discounted future cash flows.

At December 31, 2019, the Company’s management performed an evaluation of its intangible assets (naltrexone implant formula) for purposes of determining the implied fair value of the assets at December 31, 2019. The test indicated that the recorded book value did not exceed its fair value for the year ended December 31, 2019 as determined by undiscounted future cash flows.

MATERIAL AGREEMENTS

On April 5, 2013, the Company granted licensing rights for ten years in the State of Arizona to Kryptonite Investments LLC. In accordance with the terms and provisions of the license agreement: (i) the license shall be granted by the Company to Kryptonite Investments upon payment of $300,000 to the Company as evidenced by that certain convertible debenture agreement (“Debenture”); and (ii) the Company shall grant to Kryptonite Investments the exclusive rights to the License to use, sell and offer for sale in the state of Arizona. Kryptonite Investments shall pay the Company a license fee, which shall be payable as either: (i) an upfront License Fee less 10% discount for total of $270,000 if paid within 30 days of date that all principal and interest is repaid by the Company for the Debenture; or (ii) payable as the licensee performs procedures to begin within 30 days of principal and interest being paid in full for the Debenture by the Company.

On July 7, 2014, the Company and Kryptonite Investments LLC entered into a Restatement of Sublicense Agreement, which fully restates material terms of agreement. The execution date of the original License Agreement shall remain the effective date of the Restatement and all obligations. In accordance with the terms and provisions of the restated license agreement: (i) the license shall be granted by the Company to Kryptonite Investments upon payment of $300,000; and (ii) upon execution of this agreement Licensor will pay the outstanding balance due to Company; (iii) in the event that Licensee shall fail to make any payment due, Licensor shall have the right to apply outstanding balances to note payable; (iv) payments for all future program fees will be billed on the 15th and last day of the month with payments being due by the 15 th day of the subsequent month; (v) in the event Licensee fails to make any payment due, Licensor shall have right to apply outstanding balances to note payable (vi) once Company pays the note payable in full, the price of the programs to Licensee shall increase by 100% .

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

On December 13, 2013, the Company entered into a ten years license agreement (“JPL License Agreement”) with JPL, LLC (“JPL”), pursuant to which JPL acquired an exclusive license (“Connecticut License”) to commercialize the naltrexone implant in the State of Connecticut. In consideration for the Connecticut License the Company received from JPL: (i) an up-front license fee of $350,000 (“JPL License Fee”); (ii) a monthly fee equal to 10% of the revenue generated by JPL or any other entity associated with JPL; (iii) a program fee upon the order of the Counseling Programs; (iv) a minimum royalty fee during calendar year 2014 in the amount of $15,000; and (v) a minimum royalty fee for subsequent calendar years starting in 2015 of $40,000.

On May 22, 2018, entered into an amended license agreement with JPL, LLC. In accordance with the terms and conditions of the amended agreement: (i) the Company may buy back the license agreement at any time; (ii) the Company agrees to waive all annual minimum royalties or sales requirements for JPL; (iii) in the event the Company is acquired or a change of control occurs the Company may buy back the license agreement

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the BioCorRx® Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (“Treatment”).

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2020 and December 2019, the amount of royalty due was $91 and $3,503, respectively.

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

The Company has the right to deliver drawdown notices to Northbridge and Northbridge will be obligated to purchase registered shares of the Company’s Common Stock based on the investment amount specified in each drawdown notice. The maximum amount that the Company shall be entitled to draw down in each drawdown notice shall be equal to twice the average of the daily trading volume for the Common Stock during the twelve trading days preceding the drawdown notice date, so long as such amount does not exceed 4.99% of the outstanding shares of the Company. Pursuant to the Investment Agreement, Northbridge and its affiliates will not be permitted to purchase and the Company may not deliver drawdown notices to Northbridge that would result in Northbridge’s beneficial ownership totaling more than 4.99% of the outstanding Common Stock. The price of each registered share shall be equal to 80% percent of the average of the three lowest closing prices of the Common Stock during the twelve trading days preceding the date the applicable drawdown notice is delivered to Northbridge. Drawdown notices may be delivered by the Company to Northbridge until the earlier of thirty-six (36) months after the SEC first declares the registration statement on Form S-1 effective or the date on which Northbridge has purchased an aggregate of $10,000,000 worth of put registered shares. As of March 31, 2021, the Company has not yet delivered any drawdown notices to Northbridge.

On March 28, 2019, the Company entered into a Subscription and Royalty Agreement (“Lucido Subscription and Royalty Agreement”) with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (“Board”). Pursuant to the Lucido Subscription and Royalty Agreement: (i) Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (“Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay Lucido (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (“Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (“Royalty”). The Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (“Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. As of December 31, 2020 Lucido has granted the Company permission to utilize more than 35% of restricted funds for general working capital.

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (“Galligan Subscription and Royalty Agreement”) and, together with the Lucido Subscription and Royalty Agreement, (“Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

On May 24, 2019, the Company entered into a Master Services Agreement (“MSA”) with Charles River Laboratories, Inc. (“Charles River”). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River. On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. The Company will pay Charles River the total amended consideration of $3,024,476 for these six studies. The remaining commitment to Charles River is $499,445.

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreements, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, we are directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Medical Corporation as required by all applicable state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Medical Corporation, and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary, and, therefore, consolidate the Medical Corporation as VIE. The Company had not yet provided or performed the services pursuant to the agreement as of December 31, 2020. As of March 1, 2021 the Company began performing services pursuant to the agreement.

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

The audit report issued by our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2020 to cover our operating and capital requirements for the next twelve-month period since the date of the financial statements were issued; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have experienced significant operating losses in each period since we began investing resources in the BioCorRx® Recovery Program. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the year ended December 31, 2020, we recorded a net loss applicable to common shareholders of $3,472,231, or ($0.65) per share, as compared with $6,039,630, or ($1.71) per share, of the corresponding year in 2019. We expect to continue to incur operating losses until distribution and licensing of the BioCorRx® Recovery Program increases substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

We need substantial capital to implement our sales distribution strategy for our current products and to develop and commercialize future products using our pressure cycling technology products and services in the sample preparation area, as well as for applications in other areas of life sciences. Our capital requirements will depend on many factors, including but not limited to:

-	the problems, delays, expenses, and complications frequently encountered by early-stage companies;

-	market acceptance of our program;

-	the success of our sales and marketing programs; and

-	changes in economic, regulatory or competitive conditions in the markets we intend to serve.

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

If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

-	severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business;

-	obtain financing with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or

-	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

If more licensed providers do not agree to offer our programs to their patients, our program may not achieve market acceptance and we may not become profitable.

As of March 31, 2021, approximately 14 licensed providers have agreed to offer the BioCorRx® Recovery Program and approximately 11 providers have agreed to offer the UnCraveRx® Weight Loss Management Program. If more licensed providers do not agree to offer the programs to their patients, the programs may not achieve market acceptance and we may not become profitable. Delayed adoption of our program by licensed providers could lead to a delayed adoption by patients. Licensed providers may not agree to offer the programs to their patients until certain conditions have been satisfied including, among others:

-	there are recommendations from other prominent licensed providers, educators and/or associations that our program is safe and effective; and

-	reimbursement or insurance coverage from third-party payors is available.

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

Our success is substantially dependent on the continued service of our (“President”) President, Brady Granier, and our Chief Executive Officer and Chief Financial Officer (“CEO”), Lourdes Felix. The Company does not carry key person life insurance on any of its management, which would leave the Company uncompensated for the loss of any of its management. The loss of the services of any of our senior management has made, and could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

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

Our three officers (two of whom also serve as directors) and four non-employee directors currently own approximately 89% of our outstanding voting equity and has significant control over shareholder matters, such as election of directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’s minority shareholders will have little or no control over its affairs.

The Unavailability, Reduction or Elimination of Government Incentives Could Have a Material Adverse Effect on Our Business, Financial Condition, Operating Results and Prospects.

During the year ended December 31, 2020, the Company recognized grant income of $4,464,626 as compared to $1,091,061 for the comparable year last year. We feel grant income may potentially be a significant portion of our revenues in fiscal year 2021 based on: (i) the second year notice of award grant of $2.8 million we received from the United States Department of Health and Human Services on January 28, 2020 in support of the Company’s project to develop BICX102 and (ii) the Company estimates that it will transition to clinical trial implementation phase (“UH3”) in 2021. The UH3 phase will allow the Company to be eligible for additional funding for up to 2 years to carry out the clinical stage studies following successful completion of the current UG3 phase. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

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

Ultimately, none of our current programs or products in development, even if they receive approval, may ever gain market acceptance by physicians, hospitals, third-party payors or others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our products, if approved for commercial sale, will depend on a number of factors, including:

-	the efficacy and potential advantages over alternative treatments;

-	the ability to offer our products for sale at competitive prices;

-	the willingness of the target population to accept and adopt our products;

-	the strength of marketing and distribution support and the timing of market introduction of competitive products; and

-	Publicity concerning our products or competing products and treatments.

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

The price of our Common Stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

-	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

-	our failure to successfully implement our business objectives;

-	compliance with ongoing regulatory requirements;

-	market acceptance of our products;

-	changes in government regulations;

-	general economic conditions and other external factors;

-	actual or anticipated fluctuations in our quarterly financial and operating results; and

-	the degree of trading liquidity in our shares of Common Stock.

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

We face risks related to Novel Coronavirus (“COVID-19”) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (“COVID-19”). In addition to global macroeconomic effects, the Novel Coronavirus (“COVID-19”) outbreak and any other related adverse public health developments will cause disruption to our operations, research and development, and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (“COVID-19”) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (“COVID-19”) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (“COVID-19”) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (“COVID-19”) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

Item 1B - Unresolved Staff Comments.

None.

Item 2 - Properties.

We do not own any real estate or other physical properties material to our operations.. Our executive offices are located at 2390 East Orangewood Avenue, Suite 500, Anaheim, California 92806, and our telephone number is (714) 462-4880. We lease this property. On July 15, 2019, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 63 months beginning approximately November 1, 2019 (upon the landlord’s completion of the work on the new space). The extended term expires on January 31, 2025. The extended lease has escalating payments from $9,505 per month to $11,018 per month. On June 16, 2020, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Costa Mesa, California for a term of 5 years. Due to COVID-19, the Company was not able to move in or take possession until 30 days after shelter in place has been lifted in Orange County, CA. On September 20, 2020, the Company took possession of the office space. The Company will owe monthly rental payments ranging from $2,286 to $2,584 over the term of the lease.

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

As of March 30, 2021, 6,597,927 shares of our common stock were issued and outstanding.

Holders

As of March 30, 2021, there were approximately 142 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2020, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued an aggregate of 136,592 shares of its common stock for services rendered valued at $278,280 based on the underlying market value of the common stock at the date of issuance, among which 59,670 shares valued at $100,000 were issued to the board of directors for board compensation.

Item 6 - Selected Financial Data.

Not applicable.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company ‘s services, fluctuations in pricing for materials, and competition.

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx® Recovery Program is a non-addictive, medication-assisted treatment (“MAT”) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The program officially launched on October 1, 2019. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing its product candidate (“BICX101”) a sustained release, injectable naltrexone for the treatment of opioid abuse and alcoholism. The company is also developing an implantable naltrexone treatment (“BICX102”) a long-acting naltrexone implant that can last several months for the treatment of opioid dependence and alcohol use disorders with the goal of future regulatory approval with the Food and Drug Administration.

The BioCorRx® Recovery Program is a comprehensive addiction program which includes peer support and Cognitive Behavioral Therapy (“CBT”) modules (typically completed in 16 sessions on average but not limited to), coupled with a naltrexone implant. CBT is an evidence based method that can be used to change thoughts, feelings, behaviors and improve overall life satisfaction, The implant is specifically compounded with a prescription from a medical doctor for each individual and is designed to release naltrexone into the body over multiple months. The naltrexone implant means a single administration, long acting naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

The UnCraveRx Weight Loss Program is a comprehensive medically supervised 3-month weight loss and weight management program. We partner with and train medical providers to take a comprehensive approach to offer their patients a sustained release anti-craving as an adjunct to help them reach their weight loss goals. Patients can gain access to concierge on-demand wellness specialists: nutritionists, fitness experts and personal support from behavioral experts. Participate in live fitness classes, nutrition and lifestyle support. Unlimited 24/7 messaging. Digital health addresses one of the most significant barriers in weight loss care. UnCraveRx offers a solution for patients that are in need of tailored support in conjunction with medication by providing meaningful and virtual interaction with qualified nutrition, fitness and behavioral experts, available only to patients through our participating providers.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. There are 14 licensed providers throughout the United States that offer the BioCorRx Recovery Program and 11 providers throughout the United States that offer the UnCraveRx® Weight Loss Management Program. The company’s current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and related services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program and UnCraveRx® Weight Loss Management Program to a network of independent licensed clinics and licensed healthcare professionals.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (“FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On January 30, 2020, the Company was notified by NIH that the second-year funding has been approved. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provides for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. $4,491,972 in grant funds were received and (i) $4,464,626 was recorded as grant income including accrued revenues of $224,879 related to the grant, (ii) $65,560 were recorded as deferred income and (iii) $186,665 was recorded as payment on accounts receivable during the year ended December 31, 2020.

The UnCraveRx Weight Loss Program is a comprehensive medically supervised 3-month weight loss and weight management program. We partner with and train medical providers to take a comprehensive approach to offer their patients a sustained release anti-craving as an adjunct to help them reach their weight loss goals. Patients can gain access to concierge on-demand wellness specialists: nutritionists, fitness experts and personal support from behavioral experts. Participate in live fitness classes, nutrition and lifestyle support. Unlimited 24/7 messaging. Digital health addresses one of the most significant barriers in weight loss care. UnCraveRx offers a solution for patients that are in need of tailored support in conjunction with medication by providing meaningful and virtual interaction with qualified nutrition, fitness and behavioral experts, available only to patients through our participating providers.

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

Recent Developments

On January 16, 2018, majority shareholders holding 59% of the voting equity voted to grant discretionary authority to the Board of Directors of the Company (“Board”), at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to the Company’s articles of incorporation to effect a reverse split of its issued and outstanding common stock in a range of not less than 1-for-5 and not more than 1-for-500 (“Reverse Stock Split”). The Reverse Stock Split was filed with the Secretary of State of the State of Nevada and subsequently approved by the Financial Industry Regulatory Authority (“FINRA”) on January 18, 2019 and took effect on January 22, 2019. All share and per share information in this Annual Report have been retroactively adjusted to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

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

On March 1, 2019, the Company entered into a director agreement (“Director Agreement”) with each of the following members of the Board: Lourdes Felix, Kent Emry, and Brady Granier. Pursuant to the Director Agreement each of the Directors will receive a quarterly cash stipend of $15,000 in compensation for his services and shall be issued, upon the last day of each fiscal quarter, provided he is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under proceeds related to the Subscription and Royalty Agreements. Subsequently in April 2019, the Company received the proceeds of $6,000,000.

On May 24, 2019, the Company entered into a Master Services Agreement (“MSA”) with Charles River Laboratories, Inc. (“Charles River”). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River.

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. The Company will pay Charles River the total amended consideration of $3,024,476 for these six studies. The remaining commitment to Charles River is $499,445.

In 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. For the year ended December 31, 2020, the Company incurred $393,980 as research and development expenses. There is no remaining consideration as of December 31, 2020.

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

On February 18, 2020, the Company entered into a Master Services Agreement (“MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair. On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair is conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600. During the second quarter of 2020, the Company entered into two amendments to the Statement of Work to increase the total consideration to $1,250,800. The remaining commitment to Sinclair  is $178,920.

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreements, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, we are directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals employed or engaged by the Medical Corporation as required by all applicable state laws. Based on our ability to direct the activities that most significantly impact the financial results of the Medical Corporation, and the obligation and likelihood of absorbing all expected gains and losses, we have determined that we are the primary beneficiary, and, therefore, consolidate the Medical Corporation as VIE

On February 16, 2021, the Board appointed Mr. Joseph J. Galligan as a member of the Board, effective February 17, 2021.

On February 16, 2021, the Company entered into a Subscription Agreement (the “Lucido Subscription Agreement”) with Louis C Lucido and Carolyn M. Lucido, or their Successors, as Trustee of the Lucido Family Trust, Dated May 23, 2017, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors. Although the Lucido Subscription Agreement was dated February 16, 2021, it did not become effective until it was fully executed on February 23, 2021. Pursuant to the Lucido Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share, in the aggregate amount of $1,125,000 at a purchase price of $2.00 per share, for a total of 562,500 shares of Common Stock. The aggregate Purchase Price owed pursuant to the Lucido Subscription Agreement was paid in cash to the Company on February 26, 2021.

On February 16, 2021, the Company entered into a Subscription Agreement (the “Galligan Subscription Agreement”) with The J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a member of the Company’s Board. Although the Galligan Subscription Agreement was dated February 16, 2021, it did not become effective until it was fully executed on February 23, 2021. The terms and conditions of the Galligan Subscription Agreement (including the number of shares of common stock purchased and the purchase price) are substantially the same as the Lucido Subscription Agreement.

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

	2020	2019
Net Revenues	$122,621	$240,259
Total Operating Expenses	(7,614,594)	(5,801,527)
Net Interest Expense	(510,959)	(1,622,426)
Grant income	4,464,626	1,091,061
Loss on sale of fixed assets	-	(1,902)
Other miscellaneous income	31,799	46,214
Net loss	(3,506,507)	(6,048,321)
Non-controlling interest	34,276	8,691
Net loss attributable to BioCorRx Inc.	$(3,472,231)	$(6,039,630)

Revenues

Total net revenues for the year ended December 31, 2020 were $122,621 compared with $240,259 for the year ended December 31, 2019, reflecting a decrease of 49.0%. Sales/access fees for the year ended December 31, 2020 and 2019 were $13,500 and $29,150 , respectively, reflecting a decrease of $15,650. The primary reason for the decrease in 2020 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution. Distribution rights income for the year ended December 31, 2020 and 2019 were $107,169 and $207,110, respectively, reflecting a decrease of $99,941. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the year ended December 31, 2020 and 2019 were $1,952 and $3,999, respectively.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2020 and 2019 were $7,614,594 and $5,801,527, respectively, reflecting an increase of $1,813,067. The reasons for the increase in 2020 are primarily due to (i) an increase of $3,148,717 in research and development expense due to conducting studies with regard to BICX102, from $1,125,098 for the year ended December 31, 2019 to $4,273,815 for the year ended December 31, 2020, (ii) an increase of $734,076 in payroll expense due to the increased number of employees during 2020 to support the Company’s growth of business and a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $137,867 for the year ended December 31, 2019 to $871,943 for the year ended December 31, 2020, (iii) an increase of $78,195 in accounting and legal fees due to more legal services used in 2020 in connection with the drafting and filing of the Company’s SEC filings, from $331,803 for the year ended December 31, 2019 to $409,998 for the year ended December 31, 2020, and (iv) an increase of $67,624 in costs on liability insurance and health insurance due to the increased number of employees and expansion of business, from $117,259 for the year ended December 31, 2019 to $184,883 for the year ended December 31, 2020.

These increased expense were partially offset by (i) a decrease of $1,610,663 in stock-based compensation related to both directors and service providers due to certain options granted were fully vested, from $1,965,703 for year ended December 31, 2019 to $355,040, for the year ended December 31, 2020, and (ii) a decrease of $687,432 in consulting service fee and bonus due to a replacement of the payment of consulting fees and bonus with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $1,254,442 for the year ended December 31, 2019 to $567,010 for the year ended December 31, 2020.

Net Interest Expense

Net Interest expense for the year ended December 31, 2020 and 2019 were $510,959 and $1,622,426, respectively. The decrease is primarily due to a decrease in the debt discount amortization and the accelerated interest due to conversion of debt in September 2019, partially offset by an increase in the amortization of discount on royalty obligation during the year ended December 31, 2020.

Grant Income

During the year ended December 31, 2020, the Company recognized grant income of $4,464,626 as compared to $1,091,061 for the comparable period last year. The increase was related to: (i) the advancement of studies with the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102 and (ii) the award of second year funding from the National Institute on Drug Abuse (“NIDA”) providing for $2,831,838. The funds are available to reimburse the Company for certain incurred direct costs and indirect costs of 17%. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the year ended December 31, 2020, the Company experienced a net loss of $3,506,507 compared with a net loss of $6,048,321 for the year ended December 31, 2019. The decrease in net loss is primarily due to the lower interest expense and higher grant income in 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of approximately $592,053. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

	2020	2019
Net cash used in operating activities	$(2,151,872)	$(2,937,127)
Net cash used in investing activities	(9,227)	(121,793)
Net cash provided by financing activities	107,300	5,425,000
Net (decrease) increase in cash	(2,053,799)	2,366,080
Cash, beginning of year	2,645,852	279,772
Cash, end of year	$592,053	$2,645,852

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

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”), one of which was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a related party and board member of the Company. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (“Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (“Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (“Royalty”).

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (“Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. Under the second agreement, the Company will have complete discretion as to the exact amount of the aggregate purchase price to be allocated to the development and expansion of the Business. As of December 31, 2020 Lucido has granted the Company permission to utilize more than 35% of restricted funds for general working capital.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under proceeds related to the Subscription and Royalty Agreements. Subsequently in April 2019, the Company received the proceeds of $6,000,000.

Effective September 30, 2019, the Company executed a Conversion Agreement (“Conversion Agreement”) with BICX Holding Company LLC, an entity controlled by Alpine Creek, pursuant to which the parties agreed to the conversion (“Conversion”) of the Senior Secured Convertible Promissory Note in the principal amount of $4,160,000 (“Note”), which was issued by the Company to the Investor on June 10, 2016, into 2,227,575 shares of the Company’s common stock (“Conversion Shares”). The Company is not a related party with regard to either BICX Holding Company LLC or Alpine Creek.

In connection with the Conversion Agreement, the Company and BICX Holding Company LLC entered into a Lock-Up Agreement (“Lock-Up Agreement”) pursuant to which BICX Holding Company LLC will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company’s intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company’s sole discretion) (“Public Offering”). As the Public Offering was abandoned on December 9, 2019, the Lock-Up Agreement expired on April 1, 2020.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

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

Net Cash Flow From Operating Activities

Net cash used in operating activities was $2,151,872 for the year ended December 31, 2020 compared to $2,937,127 used in operating activities for the year ended December 31, 2019. The decrease was primarily due to the decreased net loss in 2020, partially offset by a decrease of $1,610,663 in stock-based compensation and other insignificant factors.

Net Cash Flow From Investing Activities

Net cash used in investing activities was $9,227 for the year ended December 31, 2020 compared to $121,793 used in investing activities for the year ended December 31, 2019. The decrease was due to the less purchases of equipment during 2020.

Net Cash Flow From Financing Activities

Net cash provided by financing activities decreased by $5,317,700, from $5,425,000 provided by financing activities for the year ended December 31, 2019 to $107,300 provided by financing activities for the year ended December 31, 2020. The decrease was primarily due to the $6,000,000 proceeds received in connection with two Subscription and Royalty agreements entered into with Louis and Carolyn Lucido CRT LLC, and J and R Galligan Revocable Trust for year ended December 31, 2019. Additionally, the Company did not issue stock for proceeds during the year ended December 31, 2020. The Company applied for both the Economic Injury Disaster Loan (“EIDL”) and Paycheck Protection Program (“PPP”), which were created under the CARES Act and administrated by the U.S. Small Business Administration (“SBA”). The decrease in net cash provided by financing activities was partially offset by the proceeds received from EIDL loan and PPP loan and the less repayment of notes payable during the year ended December 31, 2020.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2020, the Company had a working capital deficit of $2,077,449, and an accumulated deficit of $64,688,311. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

The following table presents our net sales by product category for the year ended December 31, 2020 and 2019:

	2020	2019
Sales/access fees	$13,500	$29,150
Distribution rights income	107,169	207,110
Membership/program fees	1,952	3,999
Net sales	$122,621	$240,259

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2019:
Short term	$134,924
Long term	103,313
Total as of December 31, 2019	238,237
Cash payments received	6,496
Net sales recognized	(109,121)
Balance as of December 31, 2020	135,612
Less short term	63,331
Long term	$72,281

During the year ended December 31, 2020, the Company also had $13,500 in its revenues related to access fees and $1,952 related to membership/program fees , which were not included in deferred revenue

Stock-Based Compensation

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $4,491,972 in grant funds were received and (i) $4,464,626 was recorded as grant income including accrued revenues of $224,879 related to the grant, (ii) $65,560 were recorded as deferred income and (iii) $186,665 was recorded as payment on accounts receivable during the year ended December 31, 2020.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020 and 2019, the Company has not recorded any unrecognized tax benefits.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of December 31, 2020, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

As a result of material weaknesses in internal control over financial reporting, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal controls over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Item 9B - Other Information.

None.

Item 10 - Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 31, 2021 are set forth below:

Name	Age	Positions
Brady Granier, former Chief Executive Officer(1);	48	President, Director
Lourdes Felix, Chief Executive Officer since November 9, 2020 and Chief Financial Officer since October 1, 2012;	53	Chief Executive Officer, Chief Financial Officer and Director
Thomas Welch, Executive Vice President since February 26, 2020	49	Executive Vice President
Kent Emry, Director	52	Director
Luisa Ingargiola	52	Director
Louis Lucido	72	Director
Joseph J. Galligan	61	Director

(1)Mr. Granier resigned from his position as Chief Executive Officer on November 9, 2020.

Brady J. Granier, President and Director

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

Mr. Granier has been a Director of BioCorRx Inc. since March 7, 2013. He served as Chief Operating Officer from June 16, 2013 through June 17, 2016 and as Interim Chief Executive Officer from December 2, 2014 through June 17, 2016 when he was appointed as permanent Chief Executive Officer and President. Mr. Granier resigned from his position as President on February 26, 2020. Mr. Granier resigned from his position as Chief Executive Officer on November 9, 2020 and was appointed President by the Board on the same date. Mr. Granier was born and raised in the heart of Cajun Country in Southeast Louisiana where he starting working at the age of eleven to help support his single mother and younger brother. After graduating with honors from high school, Mr. Granier attended college at Nicholls State University in Thibodaux, LA. Mr. Granier earned his Bachelor of Science Degree in Nursing in 1995 and was a member of Sigma Theta Tau Honor Society and Phi Kappa Theta. During his nursing career, Mr. Granier specialized in the critical care areas of ER/ICU/CCU and CICU. He also moonlighted as a home health nurse, critical care air transport nurse, and TV studio set medic. In 1996, Mr. Granier moved to California as a travel nurse and spent most of his remaining years in healthcare as the charge nurse in the emergency room at White Memorial Hospital in downtown Los Angeles. Mr. Granier continues to reside in the Los Angeles area with his family. Mr. Granier has also been a volunteer with Big Brothers of America.

Lourdes Felix, Chief Executive Officer, Chief Financial Officer and Director

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

Ms. Felix has been a Director of BioCorRx Inc. since March 7, 2013. Ms. Felix was appointed Chief Executive Officer of the Company on November 9, 2020 and became Chief Financial Officer of the Company on October 1, 2012. Ms. Felix was President of the Company from February 26, 2020 until she resigned upon her appointment as CEO on November 9, 2020. Ms. Felix is very active in the Hispanic community and speaks fluent Spanish. Ms. Felix holds a Bachelor of Science degree in Business Management and Accounting from University of Phoenix.

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

Luisa Ingargiola, Director

Ms. Ingargiola presently serves as chief financial officer of Avalon GlobalCare, a leading global developer of cell-based technologies and therapeutics, where she helped navigate its Nasdaq up-listing earlier this year. Ms. Ingargiola currently serves as a Director for the following publicly traded companies listed on the NYSE or Nasdaq exchanges: ElectraMeccanica Vehicles, AgEagle, Progress Acquisition Corporation, Siyata Mobile, and Vision Marine Technologies. .Ms. Ingargiola serves as a Board Director of Globe Photos, a leader in licensed sports photographic prints and iconic pop culture imagery. She also serves as director of Operation Transition Corporation, a strategic consulting and advisory firm that places ex-military special operations forces into corporate careers. Ms. Ingargiola holds a Bachelor of Science in Finance from Boston University, and an MBA in Health from the University of South Florida.

Ms. Ingargiola been a Director of BioCorRx Inc. since March 1, 2019. The Board believes that Ms. Ingargiola’s management experience and familiarity with industries the Company currently operates in, makes her ideally qualified to help lead the Company towards continued growth.

Louis Lucido, Director

Mr. Lucido was formerly the Senior Advisor and Chief Operating Officer of DoubleLine Group, LP. He recently retired in December 2018 and was one of the five founding partners of DoubleLine in December of 2009. He was previously at TCW as a Group Managing Director. Prior to joining TCW in 2001, Mr. Lucido was the Chief Investment Officer for Delphi Financial Group (“DFG”) and on several subsidiary Boards. Before DFG, he was the Chief Operating Officer, MD and Secretary for Hyperion Capital Management & was also a member of the Resolution Trust Advisory Committee. Since February 2013, he has served as a member of the Board of Directors of CASA of Los Angeles and is the current Chair. Additionally, he was elected in 2013 and currently serves on the Boards of Junior Achievement, Southern California ,826LA and the Lupus Research Alliance (formerly the Alliance for Lupus Research). Mr. Lucido received his MBA in Management and Finance from New York University, and was a member of the Dean’s Advisory Board of the N.Y.U. Stern School of Business.

Mr. Lucido has been a Director of BioCorRx Inc. since March 1, 2019. The Board believes that Mr. Lucido’s management experience makes him ideally qualified to help lead the Company towards continued growth.

Joseph J. Galligan, Director

Mr. Galligan had served as senior advisor to the Company since April 2019. He was formerly an Executive Vice President and Portfolio Manager at DoubleLine Capital LP, an investment firm with over $100 billion in assets under management, where he was one of the five founding partners. Before joining DoubleLine at the time of the firm’s founding in 2009, Mr. Galligan was a Managing Director and Portfolio Manager at The TCW Group, Inc. Prior to joining TCW in 1991, he was a Vice President at Smith Barney in the Mortgage-Backed Specialist Group. Prior to that, he spent five years at First Boston as Vice President in the same area. In addition, Mr. Galligan spent over three years at Scudder Stevens & Clark as a Portfolio Manager/Trader. Mr. Galligan holds a B.S. in Economics with a concentration in Finance from the Wharton School of Business at the University of Pennsylvania. He is a Chartered Financial Analyst.

Mr. Galligan has been a Director of BioCorRx Inc. since February 16, 2021. The Board believes that Mr. Galligan’s financial and executive business experience qualifies him to serve on the Board.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2020 were made on a timely basis other than with respect to: (i) two late Form 4s on behalf of Brady Granier reporting the issuances of shares of Common Stock; (ii) two late Form 4s on behalf of Lourdes Felix reporting the issuances of shares of Common Stock; (iii) two late Form 4s on behalf of Kent Emry reporting the issuances of shares of Common Stock; (iv) two late Form 4s on behalf of Luisa Ingargiola reporting the issuances of shares of Common Stock; and (v) two late Form 4s on behalf of Louis Lucido reporting the issuances of shares of Common Stock.

Code of Ethics

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 2390 East Orangewood Avenue, Suite 500, Anaheim, CA 92806.

Board Composition, Committees, and Independence

Our board of directors currently consists of six (6) members. Our board of directors has determined that Luisa Ingargiola, Louis Lucido, Joseph Galligan and Kent Emry qualify as independent directors. As we do not have any board committees, the board as a whole carries out the functions of audit, nominating, and compensation committees.

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

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (“Principal Executive Officer”) and our most highly compensated executive officer other than the Principal Executive Officer during fiscal years 2020 and 2019 (collectively, “Named Executive Officers”). In 2019, the Company did not have any other employees with a policy making function. With Mr. Welch’s promotion to Executive Vice President on February 26, 2020, Mr. Welch has a policy making function and is a Named Executive Officer as of that date.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)(1)	Total ($)

Brady Granier, President and Director	2020	211,218	0	20,000	0	0	0	60,000	291,218
	2019	190,000	75,000	20,000	0	0	0	50,000	335,000

Lourdes Felix, CEO, CFO and Director	2020	190,000	0	20,000	0	0	0	60,000	270,000
	2019	175,000	75,000	20,000	0	0	0	50,000	320,000

Thomas Welch, Executive Vice President	2020	162,731	0	0	0	0	0	0	162,731

__________________

(1)	Each director of the Company receives a quarterly cash stipend of $15,000 and the number of shares of the Company’s common stock equivalent to $5,000 in compensation for their services.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2020.

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	337,850	5.4	331,600	5.5
2.51-5.00	43,334	4.1	41,112	4.2
5.01 and up	447,447	6.3	447,030	6.3
	828,631	5.8	819,742	5.8

Long-Term Incentive Plans and Awards

On June 13, 2018, we awarded options to purchase an aggregate of 210,000 shares of common stock to key officers of the Company. These options vest monthly over 12 months and have a term of 10 years. The options have an exercise price of $14.00 per share.

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On June 13, 2018, the Company entered into an Executive Service Agreement (each an “Executive Agreement” and together, the “Executive Agreements”) with each of the Company’s Executive Officers, Mr. Brady Granier and Ms. Lourdes Felix (each an “Executive Officer” and together, the “Executive Officers”). As of December 31, 2019, the annual salary of Mr. Brady Granier remained $190,000 and Ms. Lourdes Felix remained at $175,000. As of December 31, 2020, the annual salary of Mr. Brady Granier is $215,000 and for Ms. Lourdes Felix is $190,000. Each of the Executive Officers receives a $500 per month car allowance and reimbursements for health and medical insurance. Each of the Executive Officers was granted a ten-year stock option to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $14.00 per share (“Executives Options”) in accordance with the terms and conditions of the Company’s 2018 Equity Incentive Plan and the applicable stock option award agreement. Each of the Executive Officers is eligible to participate in the Company’s Bonus Plan. The Executive Agreements are at-will and may be terminated with or without cause. Each of the Executive Officers is eligible to receive certain severance benefits in accordance with their respective Executive Agreement including, but not limited to, severance payments for a period of twelve months following termination and any accrued, but unpaid salary.

Director Compensation

The Company entered into a Director Agreement with each of its’ directors pursuant to which each director will receive a quarterly cash stipend of $15,000 in compensation for their services and shall be issued, upon the last day of each fiscal quarter, provided they are a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter

The following table sets forth summary information concerning the total compensation paid to our non-employee directors. For the other two employee directors, please refer to the Summary Compensation Table.

Name	Fiscal Year	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)

Kent Emry, Director since March 1, 2019	2020	20,000	0	60,000	80,000
	2019	20,000	0	50,000	70,000

Louis C. Lucido, Director since March 1, 2019	2020	20,000	0	60,000	80,000
	2019	20,000	0	50,000	70,000

Luisa Ingargiola, Director since March 1, 2019	2020	20,000	0	60,000	80,000
	2019	20,000	0	50,000	70,000

Joseph J. Galligan(1)	2020	0	0	0	0
	2019	0	0	0	0

(1)Mr. Galligan was appointed as a member of the board of directors on February 16, 2021.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of March 30, 2021, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 500, Anaheim, California 92806.

Name and Address of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Five Percent Stockholders:

BICX Holding Company, LLC (4)	2,227,575	(5)	33.76%	-	-			2,227,575	*

Named Executive Officers and Directors
Brady Granier				10,000		40,000
	352,975	(6)	5.15%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,091,975	22.16%

Lourdes Felix				10,000		40,000
	309,756	(7)	4.51%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,042,756	22.15%

Kent Emry				10,000		40,000
	158,176	(8)	2.39%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,128,176	22.16%

Thomas Welch	247,850	(9)	3.63%	10,000	12.5%	40,000	25%	90,025,849	22.14%
				(10,000,000 votes)		(80,000,000 votes)
Luisa Ingargiola	17,756	(5)	*	-		-		17,756	*

Louis Lucido	825,860	(5)	12.52%	-		-		825,860	*

Joseph Galligan	869,000	(10)	13.09%	-		-		826,500	*

Total of Named Executive Officers and Directors				40,000		160,000
	2,781,373		37.48%	(40,000,000 votes)	50%	(320,000,000 votes)	100%	361,958,872	89.01%

*	less than 1%

(1)	Applicable percentage ownership is based on 6,597,927 shares of common stock outstanding as of March 30, 2021.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 406,597,927 shares of voting equity outstanding as March 30, 2021.
(4)

On or about January 1, 2021, Bryan Galligan, the son of our Board member, Joseph Galligan, became the Managing Member of BICX Holding Company, LLC. Joseph Galligan is a minority shareholder of this entity and does not have voting or investment control of the shares held by this entity.

(5)	This figure consists solely of shares of common stock held of record.

(6)

This figure consists of: (i) 91,975 shares of common stock held of record or in a brokerage account; (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 106,000 Stock Options to purchase 106,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(7)

This figure consists of: (i) 42,756 shares of common stock held of record; and (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(8)

This figure consists of: (i) 128,176 shares of common stock held of record or in a brokerage account and (ii) 30,000 Stock Options to purchase 30,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

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

(10)

This figure consists of: (i) 826,500 shares of common stock held of record; (ii) 10,000 Stock Options to purchase 10,000 fully vested shares of our common stock at an exercise price of $7.49 per share expiring on January 21, 2021; and (iii) 32,500 warrants to purchase 32,500 fully vested and exercisable shares of our common stock at an exercise price of $100 per share expiring on May 11, 2021

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans

We have three equity compensation plans. The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	135,000	8.57	145,879
Equity compensation plans not approved by security holders	693,631	7.70	412,619
Total	828,631	7.84	558,498

2018 Equity Incentive Plan

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (“Plan”). The 2018 Plan provides for the issuance of up to 450,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), through the grant of non-qualified options (“Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”), restricted stock (“Restricted Stock”) and unrestricted stock to directors, officers, consultants, advisors and employees.

The 2018 Plan shall be administered by the Board or, in the Board’s sole discretion, by the committee administering the Plan (“Committee”). Subject to the terms of the Plan, the Committee’s charter and applicable laws, and in addition to other express powers and authorization conferred by the 2018 Plan.

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

2014 Stock Option Plan

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (“2014 Stock Option Plan”) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued.

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

Incentive Stock Options

The 2014 Stock Option Plan further provides that, subject to the provisions of the 2014 Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options, one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (“Incentive Stock Options”). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of our common shares, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Since January 1, 2019, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

-	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

-

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a member of the Company’s Board of Directors (“Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (“Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (“Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (“Royalty”). As of March 31, 2021, the Company has paid $0 to each of Lucido and the other counterparty.

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (“Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. Under the second agreement, the Company will have complete discretion as to the exact amount of the aggregate purchase price to be allocated to the development and expansion of the Business. As of December 31, 2020 Lucido has granted the Company permission to utilize more than 35% of restricted funds for general working capital.

In March 2019, the Company issued an aggregate of 400,000 shares of its common stock under these Subscription and Royalty Agreements and subsequently in April 2019 received the proceeds.

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2020 and 2019, the Company incurred $0 and $250,000, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $175,000 an auto allowance and mobile phone stipend. As of January 1, 2020, the Company will pay Ms. Lourdes Felix an annual base salary of $190,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. During the year ended December 31, 2020 and 2019, the Company incurred $0 and $265,000, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $190,000 an auto allowance and mobile phone stipend. As of January 1, 2020 the company will pay Mr. Granier an annual base salary of $190,000 and effective February 26, 2020, the Company will pay Mr. Granier an annual base salary of $215,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. During the year ended December 31, 2020 and 2019, the Company incurred $0 and $150,000, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $150,000 an auto allowance and mobile phone stipend. As of January 1, 2020 the company will pay Mr. Welch an annual base salary of 165,000 and effective February 26, 2020, the company will pay Mr. Welch an annual base salary of $175,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek Capital Partners LLC (“Alpine Creek”) the rights to that certain royalty agreement by and between the Company and Alpine Creek (the “Royalty Agreement”). The Company is in the business of selling a distinct implementation of the BioCorRx Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone implant (the “Treatment”).

The Royalty Agreement requires the Company to pay the holder (now Mr. Galligan), with the exception of treatments conducted in certain territories, fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid the holder an aggregate of $1,620,000. The remaining total consideration is $1,516,276 as of September 30, 2020. Upon the Company’s satisfaction of these obligations, the Company shall pay the holder, in perpetuity, $100 for each Treatment sold in the United States that includes procurement of the Company’s implant product.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. As of September 30, 2020, the amount of royalty due was $0.

BICX Holding Company LLC (“BICX”) owns 2,227,575 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), representing over 40% of the shares outstanding. On or about January 1, 2021, Mr. Galligan’s son, Bryan Galligan, became the Managing Member of BICX. Joseph Galligan is a minority shareholder of BICX.

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the “Subscription and Royalty Agreement”) with the J and R Galligan Revocable Trust, managed by Mr. Galligan. Although the Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. Pursuant to the Subscription and Royalty Agreement: (i) Mr. Galligan purchased shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”). As of February 19, 2021, the Company has not paid any Royalty to Mr. Galligan.

On January 26, 2018, the Company issued to Mr. Galligan one unsecured promissory note of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company’s common stock to Mr. Galligan. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. On January 26, 2019, the note was extended until September 26, 2019. On September 23, 2019, the note was extended until September 26, 2020. On September 26, 2020, the note was extended to payable on demand. The balance outstanding as of December 31, 2020 was $125,000.

Item 14 - Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2020 and 2019, including review of our interim financial statements were: (i) $95,700 paid to Friedman LLP and (ii) 7,500 paid to Liggett & Webb P.A. and : (i) $47,250 paid to Friedman LLP and (ii) 15,000 paid to Liggett & Webb P.A., respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $26,250 and $25,000 for audit related fees during the fiscal years ended December 31, 2020 and 2019, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for tax and fees during the fiscal years ended December 31, 2020 and 2019.

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

3. Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed May 7, 2014.	8-K	3.2	07/06/2016
3.2	Certificate of Amendment to the Articles of Incorporation, filed July 5, 2016.	8-K	3.1	07/06/2016
3.3	Certificate of Amendment to Articles of Incorporation, dated May 10, 2018.	8-K	3.1	05/16/2018
3.4	Certificate of Amendment to Articles of Incorporation, filed January 16, 2019.	8-K	3.1	01/18/2019
3.5	Amended and Restated Bylaws, effective as of May 13, 2016.	8-K	3.2	05/20/2016
4.1	Certificate of Designation, filed July 1, 2014, as corrected July 7, 2014.	8-K	4.1	07/06/2016
4.2	Certificate of Designation, filed November 23, 2016.	8-K	4.1	11/30/2016
4.3	Description of securities registered under Section 12 of the Exchange Act of 1934				☒
10.1	Asset Purchase Agreement by and between the Company and Well Advised, signed January 26, 2016.	8-K	10.1	01/29/2016
10.2	8% Senior Secured Convertible Promissory Note, dated June 10, 2016, issued by the Company to BICX Holding Company LLC.	8-K	10.2	06/21/2016
10.3	Senior Secured Convertible Note Purchase Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.3	06/21/2016
10.4	Security Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.4	06/21/2016
10.5	Development, Commercialization and License Agreement, dated July 28, 2016.	8-K	10.5	08/03/2016
10.6	First Amendment to Senior Secured Convertible Note Purchase Agreement by and between the Company and BICX Holding Company LLC, dated March 3, 2017.	8-K	10.6	03/09/2017
10.7	Form of Subscription Agreement entered into between the Company and Investors during February and March 2017.	8-K	10.2	03/09/2017
10.8	Settlement Agreement with Lucas Hoppel, dated March 16, 2017.	8-K	10.1	03/22/2017
10.9	Settlement Agreement with Vista Capital Investments, LLC dated March 20, 2017.	8-K	10.2	03/22/2017
10.10	Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note by and between the Company and BICX Holding Company LLC, dated June 29, 2017.	8-K	10.1	07/06/2017
10.11	Distributor Agreement with CereCare, LLC, dated December 8, 2017.	8-K	10.1	12/14/2017
10.12	Form of Subscription Agreement.	8-K	10.1	01/23/2018
10.13	Form of Promissory Note.	8-K	10.1	02/01/2018
10.14	Investment Agreement by and between the Company and Northbridge Financial Inc., dated February 9, 2018.	8-K	10.1	02/20/2018

10.15	Registration Rights Agreement by and between the Company and Northbridge Financial Inc., dated February 9, 2018.	8-K	10.2	02/20/2018
10.16	Form of Subscription Agreement.	8-K	10.1	06/06/2018
10.17	Form of Warrant.	8-K	10.2	06/06/2018
10.18*	Form of BioCorRx Inc. 2018 Equity Incentive Plan.	8-K	10.1	05/21/2018
10.19*	Executive Management Bonus Plan effective June 13, 2018.	8-K	10.1	06/15/2018
10.20*	Executive Service Agreement by and between the Company and Brady Granier, dated June 13, 2018.	8-K	10.2	06/15/2018
10.21*	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 13, 2018.	8-K	10.3	06/15/2018
10.22*	Form of Director Agreement.	8-K	10.1	02/22/2019
10.23*	Form of Director Agreement.	8-K	10.1	03/07/2019
10.24	Stock Purchase Agreement, dated November 15, 2018.	8-K	10.1	11/21/2018
10.25	Form of Promissory Note, dated November 15, 2018.	8-K	10.2	11/21/2018
10.26	Common Stock Purchase Warrant, dated November 15, 2018.	8-K	10.3	11/21/2018
10.27	Stock Purchase Agreement, dated December 12, 2018.	8-K	10.1	12/14/2018
10.28	Form of Promissory Note, dated December 12, 2018.	8-K	10.2	12/14/2018
10.29	Common Stock Purchase Warrant, dated December 12, 2018.	8-K	10.3	12/14/2018
10.30	Royalty Agreement by and between BioCorRx Inc. and Alpine Creek Capital Partners LLC	8-K	10.1	12/17/2015
10.31	10% Convertible Promissory Note, dated February 1, 2016, issued to Iconic Holdings, LLC	8-K	4.1	02/10/2016
10.32	Amended Agreement to Note, dated February 5, 2016, by and between BioCorRx Inc. and Iconic Holdings, LLC	8-K	4.2	02/10/2016
10.33	Subscription Agreement dated February 22, 2019	8-K	3.1	03/08/2019
10.34	Subscription and Royalty Agreement by and between BioCorRx Inc. and Louis and Carolyn Lucido CRT LLC	8-K	10.1	04/03/2019
10.35	Subscription and Royalty Agreement by and between BioCorRx Inc. and J and R Galligan Revocable Trust	8-K	10.2	04/03/2019
21.1	List of Subsidiaries.	S-1	21.1	08/24/2018
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

____________

* +	Management contract or compensatory plan or arrangement. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx Inc.

Date: March 31, 2021	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brady Granier	President, Director	March 31, 2021
Brady Granier

/s/ Kent Emry	Director	March 31, 2021
Kent Emry

/s/ Luisa Ingargiola	Director	March 31, 2021
Luis Ingargiola

/s/ Louis Lucido	Director	March 31, 2021
Louis Lucido

/s/ Joseph J. Galligan	Director	March 31, 2021
Joseph J. Galligan

BIOCORRX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BioCorRx Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCorRx Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition and Disclosure of Research and Development Costs

Description of the Matter

As described in Note 2 of the consolidated financial statements, research and development costs are expensed as incurred. Significant estimates include assessment of work in progress of multiple third-party contracts and evaluation whether the research and development costs are properly accrued for and disclosed in the reporting period. Recognition and disclosure of research and development costs was considered a critical audit matter due the material impact on disclosures in the consolidated financial statements and the nature and extent of audit effort required to evaluate the results of audit procedures.

How We Addressed the Matter in Our Audit

We examined third-party contracts, statements of work and purchase orders, and discussed with personnel to determine the progress or stage of completion of services, the agreed-upon fee to be paid for such services, and probability of milestones and contingent payments.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

Marlton, New Jersey

March 31, 2021

BIOCORRX INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 and 2019

	2020	2019
ASSETS
Current assets:
Cash	$592,053	$2,645,852
Accounts receivable, net	500	750
Grant receivable	224,879	186,668
Prepaid expenses	157,493	213,283
Total current assets	974,925	3,046,553

Property and equipment, net	128,605	148,300

Right to use assets	489,536	458,707

Other assets:
Patents, net	12,564	13,736
Intellectual property, net	176,850	224,010
Deposits, long term	44,520	41,936
Total other assets	233,934	279,682

Total assets	$1,827,000	$3,933,242

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $686,068 and $391,209, respectively	$2,490,158	$2,027,380
Deferred revenue, short term	63,331	134,924
Deferred revenue-grant	65,560	-
Lease liability, short term	106,290	76,977
Notes payable	21,480	21,480
Notes payable, related parties	290,110	290,110
PPP loan, short term	15,445	-
Total current liabilities	3,052,374	2,550,871

Long term liabilities:
PPP loan, long term	12,555	-
EIDL loan, long term	74,300	-
Royalty obligation - net of discount of $6,331,662 and $6,812,318, related parties	2,390,438	1,909,782
Lease liability, long term	435,405	428,162
Deferred revenue, long term	72,281	103,313
Total liabilities	6,037,353	4,992,128

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 5,463,444 and 5,326,852 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5,463	5,327
Common stock subscribed	100,000	100,000
Additional paid in capital	60,466,333	60,111,429
Accumulated deficit	(64,688,311)	(61,216,080)
Total deficit attributable to BioCorRx, Inc.	(4,094,899)	(977,708)
Non-controlling interest	(115,454)	(81,178)
Total deficit	(4,210,353)	(1,058,886)

Total liabilities and deficit	$1,827,000	$3,933,242

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2020	2019

Revenues, net	$122,621	$240,259

Operating expenses:
Cost of implants and other costs	95,948	81,670
Research and development	4,273,815	1,125,098
Selling, general and administrative	3,167,577	4,565,346
Depreciation and amortization	77,254	29,413
Total operating expenses	7,614,594	5,801,527

Loss from operations	(7,491,973)	(5,561,268)

Other income (expenses):
Interest expense, net	(510,959)	(1,622,426)
Grant income	4,464,626	1,091,061
Loss on sale of fixed assets	-	(1,902)
Other miscellaneous income	31,799	46,214
Total other income (expenses), net	3,985,466	(487,053)

Net loss before provision for income taxes	(3,506,507)	(6,048,321)

Income taxes	-	-

Net loss	(3,506,507)	(6,048,321)

Non-controlling interest	34,276	8,691

Net loss attributable to BioCorRx Inc.	$(3,472,231)	$(6,039,630)

Net loss per common share, basic and diluted	$(0.65)	$(1.71)

Weighted average number of common shares outstanding, basic and diluted	5,377,670	3,523,208

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENT OF DEFICIT

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total

Balance, December 31, 2018	80,000	$16,000	160,000	$5,616	2,597,347	$2,597	$100,000	$49,418,356	$(55,176,450)	$(72,487)	$(5,706,368)
Round up shares for reverse stock split	-	-	-	-	849	1	-	(1)	-	-	-
Common stock issued for services rendered	-	-	-	-	75,017	76	-	270,974	-	-	271,050
Sale of common stock	-	-	-	-	22,222	22	-	99,978	-	-	100,000
Interest expense paid with common stock	-	-	-	-	3,842	4	-	20,996	-	-	21,000
Common stock issued in connection with subscription and royalty agreement	-	-	-	-	400,000	400	-	4,448,700	-	-	4,449,100
Common stock issued in connection with note conversion	-	-	-	-	2,227,575	2,227	-	4,157,773	-	-	4,160,000
Share-based compensation	-	-	-	-	-	-	-	1,694,653	-	-	1,694,653
Net loss	-	-	-	-	-	-	-	-	(6,039,630)	(8,691)	(6,048,321)
Balance, December 31, 2019	80,000	$16,000	160,000	$5,616	5,326,852	$5,327	$100,000	$60,111,429	$(61,216,080)	$(81,178)	$(1,058,886)
Common stock issued for services rendered					136,592	136		278,144			278,280
Share-based compensation								76,760			76,760
Net loss									(3,472,231)	(34,276)	(3,506,507)
Balance, December 31, 2020	80,000	$16,000	160,000	$5,616	5,463,444	$5,463	$100,000	$60,466,333	$(64,688,311)	$(115,454)	$(4,210,353)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,506,507)	$(6,048,321)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	77,254	29,413
Amortization of discount on royalty obligation	480,656	358,882
Bad debt expense	-	2,400
Interest expense paid with common stock	-	21,000
Amortization of debt discount	-	783,650
Amortization of right-of-use asset	89,517	67,091
Loss on sale of fixed assets	-	1,902
Stock based compensation	355,040	1,965,703
Gain on settlement of debt	(26,000)	-
Changes in operating assets and liabilities:
Accounts receivable	250	4,850
Other receivable	(38,211)	(186,668)
Prepaid expenses	55,790	(181,825)
Accounts payable and accrued expenses	483,778	473,490
Deposits	(2,584)	(28,514)
Lease liability	(83,790)	(21,420)
Deferred revenue-grant	65,560	-
Deferred revenue	(102,625)	(178,760)
Net cash used in operating activities	(2,151,872)	(2,937,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,227)	(122,593)
Proceeds from sale of property and equipment	-	800
Net cash used in investing activities	(9,227)	(121,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	100,000
Proceeds from common stock subscription and royalty agreement	-	6,000,000
Advances from SBA	5,000	-
Proceeds from EIDL loan	74,300	-
Proceeds from PPP loan	28,000	-
Repayments of notes payable	-	(675,000)
Net cash provided by financing activities	107,300	5,425,000

Net (decrease) increase in cash	(2,053,799)	2,366,080
Cash, beginning of the year	2,645,852	279,772

Cash, end of the year	$592,053	$2,645,852

Supplemental disclosures of cash flow information:
Interest paid	$-	$61,397
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets per ASC 842, net of deferred rent	$120,346	$525,798
Record lease liability per ASC 842	$120,346	$526,559
Common stock issued in connection with conversion of notes payable	$-	$4,160,000

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

NOTE 1 - BUSINESS

BioCorRx Inc. (the “Company”), through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (“MAT”) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (“BICX101”) and implantable naltrexone (“BICX102”) with the goal of future regulatory approval with the Food and Drug Administration. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, consolidate the Medical Corporation as VIE. The Company had not yet provided or performed the services pursuant to the agreement as of December 31, 2020. As of March 1, 2021 the Company began performing services pursuant to the agreement.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of BioCorRx Inc. retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 19).

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

Paycheck Protection Program (“PPP”) Loan

The Company’s policy is to account for the PPP loan (See Note 12) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. There were no changes to the Company’s revenue recognition policy from the adoption of ASC 606.

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

The following table presents the Company’s net sales by product category for the year ended December 31, 2020 and 2019:

	2020	2019
Sales/access fees	$13,500	$29,150
Distribution rights income	107,169	207,110
Membership/program fees	1,952	3,999
Net sales	$122,621	$240,259

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2019:
Short term	$134,924
Long term	103,313
Total as of December 31, 2019	238,237
Cash payments received	6,496
Net sales recognized	(109,121)
Balance as of December 31, 2020	135,612
Less short term	63,331
Long term	$72,281

During the year ended December 31, 2020, the Company also had $13,500 in its revenues related to access fees, which were not included in deferred revenue.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of December 31, 2020 and 2019.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, grant receivable, accounts payable and accrued expenses, and notes payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability and royalty obligation also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments was recognized for the year ended December 31, 2020 and 2019.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the year ended December 31, 2020 and 2019, respectively.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each year. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same.

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2020 and 2019, respectively, because their inclusion would have been anti-dilutive.

	2020	2019
Shares underlying options outstanding	828,631	822,797
Shares underlying warrants outstanding	72,500	72,500
Shares underlying convertible notes outstanding	-	-
Convertible preferred stock outstanding	240,000	240,000
	1,141,131	1,135,297

Advertising

The Company follows the policy of charging the costs of advertising to selling, general and administrative expense as incurred. The Company charged to operations $443,175 and $436,205 as advertising costs for the years ended December 31, 2020 and 2019, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $4,491,972 in grant funds were received and (i) $4,464,626 was recorded as grant income including accrued revenues of $224,879 related to the grant, (ii) $65,560 were recorded as deferred income and (iii) $186,665 was recorded as payment on accounts receivable during the year ended December 31, 2020.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $4,273,815 and $1,125,098 for the years ended December 31, 2020 and 2019, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020 and 2019, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2020, the Company had cash of $592,053 and working capital deficit of $2,077,449. During the year ended December 31, 2020, the Company used net cash in operating activities of $2,151,872. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security (“CARES”) Act was signed into law to provide economic relief in the early wake of the COVID-19 pandemic. The Company applied for both the Economic Injury Disaster Loan (“EIDL”) and Paycheck Protection Program (“PPP”), which were created under the CARES Act and administrated by the U.S. Small Business Administration (“SBA”). On April 28, 2020, the Company received $5,000 from SBA as an advance on the EIDL. On May 22, 2020, the Company received a PPP loan of $28,000 from Citizens Business Bank. On July 17, 2020, the Company received an EIDL of $74,300. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months following the filing of this report.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at December 31, 2020 and 2019:

	2020	2019
Prepaid insurance	$8,152	$81,475
Prepaid subscription services	78,641	127,208
Research and development	65,560	-
Other prepaid expenses	5,140	4,600
	$157,493	$213,283

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2020 and 2019:

	2020	2019
Office equipment	$43,503	$43,503
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	98,373
Leasehold improvement	42,288	35,888
	192,535	183,308
Less accumulated depreciation	(63,930)	(35,008)
	$128,605	$148,300

Depreciation expense charged to operations amounted to $28,922 and $15,959, respectively, for the year ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the Company had a balance of $620,679 attributed to their right of use assets.

Lease liability is summarized below:

December 31, 2020
Total lease liability	$541,695
Less: short term portion	106,290
Long term portion	$435,405

Maturity analysis under these lease agreements are as follows:

2021	$145,813
2022	150,266
2023	154,771
2024	159,420
2025 and beyond	31,690
Less: Present value discount	(100,265)
Lease liability	$541,695

Lease expense for the year ended December 31, 2020 and 2019 was comprised of the following:

	2020	2019
Operating lease expense	$118,316	$78,034
	$118,316	$78,034

During the year ended December 31, 2020 and 2019, the Company paid $105,121 and $32,367 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	2020	2019
Weighted-average remaining lease term	4.1	4.9
Weighted-average discount rate	8%	8%

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019, and recorded $47,160 and $11,990 of amortization expense during the year ended December 31, 2020 and 2019, respectively. Amortization is computed on straight-line method based on estimated useful lives of 5 years. As of December 31, 2020 and 2019, the accumulated amortization of the intellectual property was $59,150 and $11,990, respectively.

The future amortization of the intellectual property are as follows:

Year	Amount
2021	$47,160
2022	47,160
2023	47,160
2024	35,370
$176,850

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the years ended December 31, 2020 and 2019, the Company recorded amortization expense of $1,172 and $1,464, respectively. As of December 31, 2020 and 2019, the accumulated amortization of these patents was $2,636 and $1,464, respectively.

The future amortization of the patents are as follows:

Year	Amount
2021	$1,169
2022	1,169
2023	1,169
2024	1,169
2025 and after	7,888
$12,564

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Accounts payable	$1,180,703	$709,353
Interest payable on notes payable	1,138,157	1,138,157
Interest payable on notes payable, related parties	155,768	125,903
Deferred insurance	5,930	53,967
Interest payable on EIDL loan	1,290	-
Interest payable on PPP loan	179	-
Accrued expenses	8,131	-
	$2,490,158	$2,027,380

NOTE 9 - NOTES PAYABLE

As of December 31, 2020 and 2019, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of December 31, 2020 and 2019 was $21,480.

The Company had notes payable outstanding during 2019 that were paid off prior to December 31, 2019.

During the year ended December 31, 2020 and 2019, the Company amortized $0 and $127,419, respectively, of the debt discount to current period interest expense.

The interest expense during the year ended December 31, 2020 and 2019 were $0 and $8,110, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due March 3, 2020 and bearing interest at 8% per annum due annually beginning June 10, 2018. On March 3, 2017 the convertible promissory note was subsequently amended and was convertible into 42.43% of the Company’s total authorized common stock. The Company also received an additional investment of $1,660,000 from the holder. The note was convertible into a fixed number of shares of common stock equal to 42.43% (2,227,575 shares) of the total authorized common stock as of March 3, 2017 (“Closing”). On September 30, 2019, the convertible promissory note was converted to 2,227,575 shares of the Company’s common stock, and the principal balance of the convertible note payable was reduced to $0. Upon converting the convertible note payable to common stock in September 2019, the Company and BICX Holding Company, LLC entered into a conversion agreement in which future interest through March 2020 on the convertible note payable was accelerated, and the Company agreed to pay $1,138,157 in interest within a twelve month period of an intended public offering. The interest is recorded in Accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2019.

In connection with the conversion agreement, the Company and BICX Holding Company, LLC entered into a Lock-Up Agreement (“Lock-Up Agreement”) pursuant to which the Investor will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company’s intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company’s sole discretion) (“Public Offering”). In the event that the intended public offering is terminated or abandoned prior to closing then the lock-up shall expire upon the later of the date which is six (6) months from September 30, 2019 or thirty (30) days from the date of such termination or abandonment.

In accordance with the conversion agreement, the Company cannot enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

During the year ended December 31, 2020 and 2019, the Company amortized $0 and $656,231 of the debt discount to current period interest expense. The interest expense during the year ended December 31, 2020 and 2019 were $0 and $389,330 and includes the accelerated interest noted above.

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of December 31, 2020 and 2019, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of December 31, 2020 and 2019 was $1,500.

On January 26, 2018, the Company issued to Joe Galligan (majority shareholder of the Company) one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company’s common stock to Joe Galligan. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. During 2019 and 2020 the note was extended three times, ultimately rendering the note due on demand. The balance outstanding as of December 31, 2020 and 2019 was $125,000.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Company) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The note holder subsequently became an officer of the Company. The balance outstanding as of December 31, 2020 and 2019 was $163,610.

The interest expense during the year ended December 31, 2020 and 2019 were $29,865 and $29,783, respectively. As of December 31, 2020 and 2019, the accumulated interest on related parties notes payable was $155,768 and $125,903, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

NOTE 12 - PAYCHECK PROTECTION PROGRAM LOAN

On May 14, 2020 the Company executed a promissory note evidencing an unsecured loan in the amount of $28,000 under the PPP, which was established under the CARES Act and is administered by SBA. The Loan has been made through Citizens Business Bank (“Lender”).

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Beginning seven months from the date of the PPP Loan, the Company is required to make monthly payments of principal and interest of approximately $1,575 to the Lender.

On June 5, 2020, President Trump signed into law the “Paycheck Protection Program Flexibility Act of 2020 (PPPFA),” which amended the PPP to give borrowers up to 10 months to apply for the full forgiveness of the note.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained. The company has applied for forgiveness of all of loan granted under the PPP and forgiveness of PPP loan been granted effective March 22, 2021.

As of December 31, 2020, the accumulated interest on the PPP Loan was $179. $12,555 of the principal will due by December 31, 2021, and the full principal will due by May 13, 2022.

NOTE 13 - ECONOMIC INJURY DISASTER LOAN

On July 17, 2020, the Company executed the standard loan documents required for securing a loan from SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the loan agreement, the principal amount of the EIDL Loan is $74,300, with proceeds to be used for working capital purposes. The EIDL loan is secured by the tangible and intangible personal property of the Company.

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

On April 28, 2020, the Company received $5,000 from the SBA as an advance on the EIDL, and the advance was forgiven during the current period.

The interest expense during the year ended December 31, 2020 was $1,290. As of December 31, 2020, the accumulated interest on EIDL Loan was $1,290.

The future principal payments are as follows:

Year	Amount
2021	$-
2022	279
2023	1,608
2024	1,661
2025	1,732
2026 and after	69,020
$74,300

NOTE 14 - ROYALTY OBLIGATIONS, NET

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (“Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (“Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (“Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (“Royalty”).

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (“Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. As of December 31, 2020 Lucido has granted the Company permission to utilize more than 35% of restricted funds for general working capital.

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

During the year ended December 31, 2020 and 2019, the Company amortized $480,656 and $358,882 as interest expense, respectively.

NOTE 15 - STOCKHOLDERS’ DEFICIT

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

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of December 31, 2020 and 2019, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2020 and 2019 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of December 31, 2020 and 2019 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Year ended December 31, 2020

During the year ended December 31, 2020, the Company issued an aggregate of 136,592 shares of its common stock for services rendered valued at $278,280 based on the underlying market value of the common stock at the date of issuance, among which 59,670 shares valued at $100,000 were issued to the board of directors for board compensation.

As of December 31, 2020 and 2019, the Company had 5,463,444 shares and 5,326,852 shares of common stock issued and outstanding, respectively.

NOTE 16 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (“2014 Stock Option Plan”) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of December 31, 2020, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (“2016 Equity Incentive Plan”) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of December 31, 2020, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (“2018 Stock Option Plan”) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The company has granted an aggregate of 363,281 stock options. As of December 31, 2020, an aggregate total of 86,719 can still be granted under the plan.

During the year ended December 31, 2020, the Board of Directors approved the grant of 15,834 stock options to consultants valued at $22,246. The term of the options ranges from three to five years, and the vesting period of the options ranges from immediately to one year.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions:

	2020	2019
Risk-free interest rate	0.27%-0.29%	2.36% - 2.58%
Expected term (years)	3-5	1.00 - 5.00
Expected volatility	112.97%-137.27%	99.85% - 143.11%
Expected dividends	0.00	0.00

The following table summarizes the stock option activity for the year ended December 31, 2020 and 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	791,850	8.09	7.7	1,188,065
Grants	53,280	6.52	2.5	-
Exercised	-	-	-	-
Expired	(1,500)	20.00	-	-
Forfeited	(20,833)	5.75	-	-
Outstanding at December 31, 2019	822,797	$8.03	6.5	$244,603
Grants	15,834	2.53	3.5	-
Exercised	-	-	-	-
Expired	(10,000)	15.00	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2020	828,631	7.84	5.8	-
Exercisable at December 31, 2020	819,742	$7.90	5.8	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.95 as of December 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2020:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	337,850	5.4	331,600	5.5
2.51-5.00	43,334	4.1	41,112	4.2
5.01 and up	447,447	6.3	447,030	6.3
	828,631	5.8	819,742	5.8

The stock-based compensation expense related to option grants was $76,760 and $1,694,653 during the year end December 31, 2020 and 2019, respectively.

As of December 31, 2020, stock-based compensation related to options of $11,850 remains unamortized and is expected to be amortized over the weighted average remaining period of 7.9 months.

Warrants

The outstanding Warrants contain provisions, often referred to as “down-round protection” that has led to adjustments of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$20.00	10,000	0.91	$20	10,000	0.91
100.00	62,500	0.38	100	62,500	0.38
	72,500	0.46	$89.0	72,500	0.46

The following table summarizes the warrant activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2019	85,250	$79.40
Issued	-	-
Exercised	-	-
Expired	(12,750)	25.00
Outstanding at December 31, 2019	72,500	$89.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2020	72,500	$89.00

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. During the year ended December 31, 2020 and 2019, the Company incurred $0 and $250,000, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $175,000 an auto allowance and mobile phone stipend. As of January 1, 2020, the Company will pay Ms. Lourdes Felix an annual base salary of $190,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. During the year ended December 31, 2020 and 2019, the Company incurred $0 and $265,000, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $190,000 an auto allowance and mobile phone stipend. As of February 26, 2020, the Company will pay Mr. Granier an annual base salary of $215,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. During the year ended December 31, 2020 and 2019, the Company incurred $0 and $150,000, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $150,000 an auto allowance and mobile phone stipend. As of February 26, 2020 the company will pay Mr. Welch an annual base salary of $165,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, related to his compensation for his role as a senior advisor. Until January 22, 2019 there was no formal arrangement between the parties and the amount of renumeration is $6,250 per month. During the year ended December 31, 2020 and 2019, the Company incurred $0 and $68,750, respectively, as consulting fees. As of February 26, 2020, the Company will pay Mr. Joe Galligan an annual base salary of $75,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule.

On July 28, 2016, the Company formed BioCorRx Pharmaceuticals, Inc. for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to current or former officers of the Company, with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began limited operations and there was no operation prior to that.

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (“Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a majority shareholder of the Company. The Company received an aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due at December 31, 2020 and 2019 under these two Subscription and Royalty Agreements.

As of December 31, 2020 and 2019, the Company’s’ related party payable was $686,068 and $391,209 respectively, which comprised of compensation payable and interest payable to related parties.

Effective March 1, 2019, the Board appointed five directors. In connection with the appointment to the Board, the Company entered into a Director Agreement with each directors pursuant to which each of them will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000. During the year ended December 31, 2020, the Company issued 59,670 shares of common stock valued at $100,000 to directors.

NOTE 18 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2020 included 29% and 58% (aggregate of 87%) from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2019 included 33%, 21%, 17%, and 15% (aggregate of 86%) from four customers of the Company’s total revenues.

At December 31, 2020, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $500, and one customer accounted for 100% of the Company’s total accounts receivable with an amount of $750 at December 31, 2019.

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2020:

Net loss	$(141,638)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(34,276)

Net loss attributable to the non-controlling interest for the year ended December 31, 2019:

Net loss	$(35,914)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(8,691)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2020:

Balance, December 31, 2019	(81,178)
Net loss attributable to the non-controlling interest	(34,276)
Balance, December 31, 2020	$(115,454)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2019:

Balance, December 31, 2018	$(72,487)
Net loss attributable to the non-controlling interest	(8,691)
Balance, December 31, 2019	(81,178)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Lucido Subscription and Royalty Agreement

On March 28, 2019, the Company entered into a Subscription and Royalty Agreement (“Lucido Subscription and Royalty Agreement”) with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (“Board”).

Pursuant to the Lucido Subscription and Royalty Agreement: (i) Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (“Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay Lucido (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (“Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (“Royalty”). The Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (“Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. With the prior written consent of Mr. Lucido, the Company may use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development. As of December 31, 2020 Lucido has granted the Company permission to utilize more than 35% of restricted funds for general working capital.

The Company issued 200,000 common shares to Lucido on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019.

Galligan Subscription and Royalty Agreement

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (“Galligan Subscription and Royalty Agreement”) and, together with the Lucido Subscription and Royalty Agreement, (“Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

The Company issued 200,000 common shares to Galligan on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019.

Royalty agreement

Alpine Creek Capital Partners LLC

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the BioCorRx Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (“Treatment”).

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2020. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. The amount of royalty due for the year ended December 31, 2019 was $3,503. As of December 31, 2019, $85,805 was owed to Alpine Creek, which was paid subsequently in January 2020. As of December 31, 2020, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. As of December 31, 2020 and 2019, the amount of royalty due was $0.

On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek.

BICX Holding Company LLC

Effective September 30, 2019, the Company entered into a Conversion Agreement (“Conversion Agreement”) with BICX Holding Company LLC (“BICX”), an entity controlled by Alpine Creek, pursuant to which the parties agreed to the conversion (“Conversion”) of the Senior Secured Convertible Promissory Note in the principal amount of $4,160,000 (“Note”), which was issued by the Company to the Investor on June 10, 2016, into 2,227,575 shares of the Company’s common stock (“Conversion Shares”).

In connection with the Conversion Agreement, the Company and BICX entered into a Lock-Up Agreement (“Lock-Up Agreement”) pursuant to which the Investor will not sell, or otherwise dispose of the Conversion Shares, during the period commencing on October 1, 2019 and ending six (6) months following the initial closing of the Company’s intended public offering of its securities to raise gross proceeds to the Company of at least $10,000,000 (subject to adjustment in the Company’s sole discretion) (“Public Offering”). In the event that the Public Offering is terminated or abandoned prior to closing then the lock-up shall expire upon the later of the date which is six (6) months from September 30, 2019 or thirty (30) days from the date of such termination or abandonment.

In accordance with the Conversion Agreement, the Company cannot, through September 29, 2021, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents at an issuance price below $2.00 per share.

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment (see Note 10).

Charles River Laboratories, Inc.

On May 24, 2019, the Company entered into a Master Services Agreement (“MSA”) with Charles River Laboratories, Inc. (“Charles River”). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River.

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River is conducting a total of six studies. The Company will pay Charles River the total amended consideration of $3,024,476 for these six studies.

The remaining commitment to Charles River is $499,445.

Sinclair Research Center LLC

On February 18, 2020, the Company entered into a Master Services Agreement (“MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair will be conducting studies with regard to BICX102. Studies will be conducted pursuant to Statements of Work entered into by the Company and Sinclair.

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

The remaining commitment to Sinclair  is $178,920.

Agreements

As of December 31, 2020, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a renumeration amount of $10,000-$12,500 per month with an earn out potential of 1% of the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals based on certain factors; (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; (iii) one consultant shall receive common stock equivalent to $6,667 on the last day of each month; and (iv) one consultant shall receive a renumeration amount of $5,500 per month.

As of December 31, 2020, the Company has entered into two scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. There was one meeting held during the year ended December 31, 2020.

On October 30, 2020, the Company entered into a twelve (12) month restricted stock agreement with one employee. Pursuant to which the employee shall be issued, upon the last day of each month, the number of shares of the Company’s common stock equivalent to $2,500 as determined based on the average closing price on the three trading days immediately preceding the last day of such month.

During 2019, the Company entered into a contract manufacturing agreement for an estimated total cost of $578,500 to be paid over time. For the year ended December 31, 2020 and 2019, the Company incurred $393,980 and $234,852 as research and development expenses. There is no remaining consideration as of December 31, 2020.

NOTE 21 - INCOME TAXES

The components of the income tax provisions for 2020 and 2019 are as follows:

	2020	2019
Current provision:
Federal	$-	$-
State	-	-

Deferred benefit:
Federal	-	-
State	-	-
	-	-
Change in valuation allowance	-	-
Total Provision	$-	$-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2020	2019
Provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.98%	6.98%
Nondeductible and other items	(0.04)%	(0.07)%
Change in valuation allowance	(27.94)%	(27.91)%
Total	(0.0)%	(0.0)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Allowance for doubtful debt	$7,598	$7,598
Stock options issued for services	1,731,729	1,632,377
Net operating loss carryforward	5,405,023	4,766,552
Other	84,081	19,516
Total deferred tax assets	7,228,431	6,426,043

Deferred tax liabilities:
Royalty obligation	(573,541)	(708,046
Other	-	(42,915)
Total deferred tax liabilities	(573,541)	(750,961)
Deferred tax asset	6,654,890	5,675,082
Valuation allowance	(6,654,890)	(5,675,082)

During the years ended December 31, 2020 and 2019, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2020 and 2019, the Company provided a valuation allowance on its net deferred tax assets of $6,654,890 and $5,675,082, respectively.

The Company has Federal net operating losses (“NOLs”) of approximately $9.3 million which begin to expire in the years beginning in 2033 and $10 million that do not expire. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2031 and state tax credits that may be carried forward indefinitely.

At December 31, 2020 and 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2020, and 2019, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2020 tax years generally remain subject to examination by federal and state tax authorities.

NOTE 22 - SUBSEQUENT EVENTS

On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to that certain royalty agreement by and between the Company and Alpine Creek.

On February 16, 2021 the Company entered into a Subscription Agreement (“Lucido Subscription”) with Louis C Lucido and Carolyn M. Lucido, or their Successors, as Trustee of the Lucido Family Trust, Dated May 23, 2017, Mr. Louis Lucido Trustee, in the amount of $1,125,000. Mr. Lucido is a member of the Company’s Board of Directors. Pursuant to the subscription agreement Mr. Lucido purchased units of the Company’s securities at a price per unit of $2.00. Each unit consists of one share of the Company’s common stock and issued an aggregate of 562,00 shares of its common stock.

On February 16, 2021 the Company entered into a Subscription Agreement (“Galligan Subscription”) with The J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, in the amount of $1,125,000. Mr. Galligan is a member of the Company’s Board of Directors. Pursuant to the subscription agreement Mr. Galligan purchased units of the Company’s securities at a price per unit of $2.00. Each unit consists of one share of the Company’s common stock and issued an aggregate of 562,500 shares of its common stock.

On February 16, 2021, the Board appointed Mr. Joseph Galligan to the Board, effective February 16, 2021. In connection with Mr. Galligan’s appointment to the Board, the Company entered into a Director Agreement pursuant to which Mr. Galligan will receive a quarterly cash stipend of $15,000 in compensation for his service and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

As of March 30, 2021 the Company issued an aggregate of 9,483 shares of its common stock for consulting services and one employee valued at $17,491.

