Form 10-Q
period 2021-03-31
BioCorRx Inc.
filed 2021-05-17
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 6,618,438 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$1,909,947	$592,053
Accounts receivable, net	-	500
Grant receivable	-	224,879
Prepaid expenses	88,573	157,493
Total current assets	1,998,520	974,925

Property and equipment, net	123,329	128,605

Right to use assets	464,245	489,536

Other assets:
Patents, net	12,269	12,564
Intellectual property, net	165,060	176,850
Deposits, long term	44,520	44,520
Total other assets	221,849	233,934

Total assets	$2,807,943	$1,827,000

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $763,411 and $686,068, respectively	$2,759,324	$2,490,158
Deferred revenue, short term	34,981	63,331
Deferred revenue-grant	28,350	65,560
Lease liability, short term	109,556	106,290
Notes payable	21,480	21,480
Notes payable, related parties	290,110	290,110
PPP loan, short term	-	15,445
Total current liabilities	3,243,801	3,052,374

Long term liabilities:
PPP loan, long term	-	12,555
EIDL loan, long term	74,300	74,300
Royalty obligation, net of discount of $6,216,328 and $6,331,662, related parties	2,505,772	2,390,438
Lease liability, long term	406,576	435,405
Deferred revenue, long term	63,656	72,281

Total liabilities	6,294,105	6,037,353

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 6,614,457 and 5,463,444 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6,614	5,463
Common stock subscribed	100,000	100,000
Additional paid in capital	62,773,436	60,466,333
Accumulated deficit	(66,271,598)	(64,688,311)
Total deficit attributable to BioCorRx, Inc.	(3,369,932)	(4,094,899)
Non-controlling interest	(116,230)	(115,454)
Total deficit	(3,486,162)	(4,210,353)

Total liabilities and deficit	$2,807,943	$1,827,000

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2021	2020

Revenues, net	$10,124	$36,895

Operating expenses:
Cost of implants and other costs	632	22,934
Research and development	658,237	710,570
Selling, general and administrative	911,093	801,946
Depreciation and amortization	19,378	19,171
Total operating expenses	1,589,340	1,554,561

Loss from operations	(1,579,216)	(1,517,666)

Other income (expenses):
Interest expense, net	(123,308)	(125,407)
Grant income	90,232	564,086
Other miscellaneous income	28,229	799
Total other income (expenses)	(4,847)	439,478

Net loss before provision for income taxes	(1,584,063)	(1,078,188)

Income taxes	-	-

Net loss	(1,584,063)	(1,078,188)

Non-controlling interest	776	11,626

NET LOSS ATTRIBUTIBLE TO BIOCORRX, INC.	$(1,583,287)	$(1,066,562)

Net loss per common share, basic and diluted	$(0.26)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted	6,018,763	5,335,054

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE MONTHS ENDED MARCH 31, 2021

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2020 (audited)	80,000	$16,000	160,000	$5,616	5,463,444	$5,463	$100,000	$60,466,333	$(64,688,311)	$(115,454)	$(4,210,353)
Common stock issued for services rendered	-	-	-	-	26,013	26	-	53,199	-	-	53,225
Common stock issued in connection with subscription agreement	-	-	-	-	1,125,000	1,125	-	2,248,875	-	-	2,250,000
Share-based compensation	-	-	-	-	-	-	-	5,029	-	-	5,029
Net loss	-	-	-	-	-	-	-	-	(1,583,287)	(776)	(1,584,063)
Balance, March 31, 2021 (unaudited)	80,000	$16,000	160,000	$5,616	6,614,457	$6,614	$100,000	$62,773,436	$(66,271,598)	$(116,230)	$(3,486,162)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE MONTHS ENDED MARCH 31, 2020

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2019 (audited)	80,000	$16,000	160,000	$5,616	5,326,852	$5,327	$100,000	$60,111,429	$(61,216,080)	$(81,178)	$(1,058,886)
Common stock issued for services rendered	-	-	-	-	30,357	30	-	68,807	-	-	68,837
Share based compensation	-	-	-	-	-	-	-	48,767	-	-	48,767
Net loss									(1,066,562)	(11,626)	(1,078,188)
Balance, March 31, 2020 (unaudited)	80,000	$16,000	160,000	$5,616	5,357,209	$5,357	$100,000	$60,229,003	$(62,282,642)	$(92,804)	$(2,019,470)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
（UNAUDITED）

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,584,063)	$(1,078,188)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	19,378	19,170
Amortization of discount on royalty obligation	115,334	118,554
Amortization of right-of-use asset	25,291	23,082
Stock based compensation	58,254	117,604
Gain on forgiveness of debt	(28,229)	-
Changes in operating assets and liabilities:
Accounts receivable	500	750
Other receivable	224,879	186,668
Prepaid expenses	68,920	(1,334,420)
Accounts payable and accrued expenses	269,395	425,900
Lease liability	(25,563)	(18,534)
Deferred revenue	(36,975)	(28,645)
Deferred revenue-grant	(37,210)	893,050
Net cash used in operating activities	(930,089)	(675,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,017)	-
Net cash used in investing activities	(2,017)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	2,250,000	-
Net cash provided by financing activities	2,250,000	-

Net increase (decrease) in cash	1,317,894	(675,009)
Cash, beginning of the period	592,053	2,645,852

Cash, end of period	$1,909,947	$1,970,843

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non cash financing activities:
PPP loan forgiveness	$28,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) application for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities for the three months ended March 31, 2021.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of BioCorRx Inc. with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 19).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of: (i) BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc., (ii) its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. (hereafter referred to as the “Company” or “BioCorRx”), and (iii) and the Medical Corporation (“VIE”) under which the Company provides management and other administrative services pursuant to the management services agreement in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Paycheck Protection Program (“PPP”) Loan

The Company’s policy is to account for the PPP loan (See Note 12) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan. As of March 17, 2021 the PPP loan was forgiven by Citizens Business Bank.

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

The following table presents the Company’s net sales by product category for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Sales/access fees	$-	$8,250
Distribution rights income	9,125	28,645
Membership/program fees	999	-
Net sales	$10,124	$36,895

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s condensed consolidated balance sheet:

Balance as of December 31, 2020
Short term	$63,331
Long term	72,281
Total as of December 31, 2020	$135,612
Cash payments received	1,499
Reclass to deferred grant	(28,350)
Net sales recognized	(10,124)
Balance as of March 31, 2021	98,637
Less short term	34,981
Long term	$63,656

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 and $0 as of March 31, 2021 and December 31, 2020, respectively.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, grant receivable, accounts payable and accrued expenses, and notes payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability and royalty obligation also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments was recognized for the three months ended March 31, 2021 and 2020.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2021 and 2020.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of any potentially issuable common shares. The effect of common stock equivalents is anti-dilutive with respect to losses and therefore basic and dilutive is the same

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

	Three Months Ended
	March 31,
	2021	2020
Shares underlying options outstanding	$818,631	$822,797
Shares underlying warrants outstanding	72,500	72,500
Convertible preferred stock outstanding	240,000	240,000
	$1,131,131	$1,135,297

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $78,667 and $129,381 as advertising costs for the three months ended March 31, 2021 and 2020, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $249,550 in grant funds was received and (i) $90,232 was recorded as grant income including amortization of deferred revenues of $65,560, and (ii) $224,879 was recorded as payment on accounts receivable during the three months ended March 31, 2021.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $658,237 and $710,570 for the three months ended March 31, 2021 and 2020 respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2021, and December 31, 2020, the Company has not recorded any unrecognized tax benefits.

Variable Interest Entity

The Company evaluates all interests in the VIE for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Accounting Standards Codification (“ASC”) 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. We consider our variable interests in making this determination. Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2021, the Company had cash of $1,909,947 and working capital deficit of $1,245,281. During the quarter ended March 31, 2021, the Company used net cash in operating activities of $930,089. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security (“CARES”) Act was signed into law to provide economic relief in the early wake of the COVID-19 pandemic. The Company applied for both the Economic Injury Disaster Loan (“EIDL”) and Paycheck Protection Program (“PPP”), which were created under the CARES Act and administrated by the U.S. Small Business Administration (“SBA”). On April 28, 2020, the Company received $5,000 from SBA as an advance on the EIDL. On May 22, 2020, the Company received a PPP loan of $28,000 from Citizens Business Bank and forgiveness of PPP loan has been granted effective March 17, 2021. On July 17, 2020, the Company received an EIDL of $74,300. The Company believes that its current cash on hand will not be sufficient to fund its projected operating requirements for the next twelve months following the filing of this report.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Prepaid insurance	$5,095	$8,152
Prepaid subscription services	73,340	78,641
Prepaid R&D	-	65,560
Other prepaid expenses	10,138	5,140
	$88,573	$157,493

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Office equipment	$45,519	$43,503
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	192,535
Less accumulated depreciation	(71,222)	(63,930)
	$123,329	$128,605

Depreciation expense charged to operations amounted to $5,583 and $5,375, respectively, for the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021 and 2020, the Company recorded $35,955 and $23,557, respectively, as lease expense to current period operations.

Lease liability is summarized below:

	March 31,	December 31,
	2021	2020
Total lease liability	$516,132	$541,695
Less: short term portion	109,556	106,290
Long term portion	$406,576	$435,405

Maturity analysis under these lease agreements are as follows:

Total
2021	$109,585
2022	150,266
2023	154,771
2024	159,420
2025 and beyond	31,690
Less: present value discount	(89,600)
Lease liability	$516,132

Lease expense for the three months ended March 31, 2021 and 2020 was comprised of the following:

	Three Months Ended
	March 31,
	2021	2020
Operating lease expense	$35,955	$23,557
Short-term lease expense	-	-
Variable lease expense	-	-
	$35,955	$23.557

During the three months ended March 31, 2021 and 2020, the Company paid $36,227 and $28,514, respectively, lease expense in cash.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term	4.0	4.1
Weighted-average discount rate	8%	8%

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019, and recorded $47,160 and $11,990 of amortization expense during the year ended December 31, 2020 and 2019, respectively. Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of the intellectual property of $13,795 and $11,790 respectively. As of March 31, 2021, the accumulated amortization of the intellectual property was $ 70,940.

The future amortization of the intellectual property are as follows:

Year	Amount
2021	35,370
2022	47,160
2023	47,160
2024	35,370
$165,060

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of $295 and $292, respectively. As of March 31, 2021, the accumulated amortization of these patents was $2,931.

The future amortization of the patents are as follows:

Year	Amount
2021	$874
2022	1,169
2023	1,169
2024	1,169
2025 and after	7,888
$12,269

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Accounts payable	$1,402,387	$1,180,703
Interest payable on notes payable	1,138,157	1,138,157
Interest payable on notes payable, related parties	163,850	155,768
Deferred insurance	-	5,930
Interest payable on EIDL loan	1,977	1,290
Interest payable on PPP loan	-	179
Accrued expenses	52,953	8,131
	$2,759,324	$2,490,158

NOTE 9 - NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of March 31, 2021 and December 31, 2020 is $21,480.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

On June 10, 2016, the Company issued to BICX Holding Company, LLC a $2,500,000 senior secured convertible promissory note due March 3, 2020 and bearing interest at 8% per annum due annually beginning June 10, 2018. On March 3, 2017 the convertible promissory note was subsequently amended and was convertible into 42.43% of the Company’s total authorized common stock. The Company also received an additional investment of $1,660,000 from the holder. The note was convertible into a fixed number of shares of common stock equal to 42.43% (2,227,575 shares) of the total authorized common stock as of March 3, 2017 (closing). On September 30, 2019, the convertible promissory note was converted to 2,227,575 shares of the Company’s common stock, and the principal balance of the convertible note payable was reduced to $0. Upon converting the convertible note payable to common stock in September 2019, the Company and BICX Holding Company, LLC entered into a conversion agreement in which future interest through March 2020 on the convertible note payable was accelerated, and the Company agreed to pay $1,138,157 in interest within a twelve month period of an intended public offering. The interest is recorded in Accounts payable and accrued expenses on the unaudited consolidated balance sheet at March 31, 2021 and December 31, 2020.

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

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of March 31, 2021 and December 31, 2020, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of March 31, 2021 and December 31, 2020 was $1,500.

The Company issued to Joe Galligan (a holder of between 5% and 10% of the Company’s shares of common stock) one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company’s common stock to Joe Galligan. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. During 2019 and 2020 the note was extended three times, ultimately rendering the note due on demand. The balance outstanding as of March 31, 2021 and December 31, 2020 was $125,000.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Company) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The note holder subsequently became an officer of the Company. The balance outstanding as of March 31, 2021 and December 31, 2020 was $163,610.

The interest expense during the three months ended March 31, 2021 and 2020 were $8,082 and $7,425, respectively. As of March 31, 2021 and December 31, 2020, the accumulated interest on related parties notes payable was $163,850 and $155,768, respectively, and was included in AP & Accrued expenses on the balance sheet.

NOTE 12 - PAYCHECK PROTECTION PROGRAM LOAN

On May 14, 2020 the Company executed a promissory note evidencing an unsecured loan in the amount of $28,000 under the PPP, which was established under the CARES Act and is administered by SBA. The Loan has been made through Citizens Business Bank (“Lender”).

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company has applied for forgiveness of all of loan granted under the PPP and forgiveness of PPP loan been granted effective March 17, 2021. The Company recognized a gain from the forgiveness of the PPP loan that is included in other miscellaneous income on the statement of operations.

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

On April 28, 2020, the Company received $5,000 from the SBA as an advance on the EIDL, and the advance was forgiven during the prior period.

The interest expense during the three months ended March 31, 2021 was $687. As of March 31, 2021, the accumulated interest on EIDL Loan was $1,977.

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

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (“Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. As of March 31, 2021 Lucido has granted the Company permission to utilize more than 35% of restricted funds for general working capital.

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

During the three months ended March 31, 2021 and 2020, the Company amortized $115,334 and $118,554 as interest expense, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of March 31, 2021 and December 31, 2020, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of March 31, 2021 and December 31, 2020 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of March 31, 2021 and December 31, 2020 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

Common stock

Three months ended March 31, 2021

During the three months ended March 31, 2021, the Company issued an aggregate of 26,013 shares of its common stock for services rendered valued at $53,225 based on the underlying market value of the common stock at the date of issuance.

During the three months ended March 31, 2021, the Company issued an aggregate of 1,125,000 shares of its common stock under these Subscription Agreements. The common shares were recorded at a price of $2.00 per shares at the date of the agreements of $2,250,000.

Three months ended March 31, 2020

During the three months ended March 31, 2020, the Company issued an aggregate of 30,357 shares of its common stock for services rendered valued at $68,837 based on the underlying market value of the common stock at the date of issuance, among which 13,205 shares valued at $25,000 were issued to the board of directors for board compensation.

NOTE 16 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of March 31, 2021, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of March 31, 2021 an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 363,281 stock options. As of March 31, 2021 an aggregate total of 86,719 options can still be granted under the plan.

No options were granted during the three months ended March 31, 2021.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2020:

Risk-free interest rate	0.27% - 0.29%
Expected term (years)	3.00 - 5.00
Expected volatility	112.97% - 137.27%
Expected dividends	0.00

The following table summarizes the stock option activity for the three months ended March 31, 2021:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2020	828,631	$7.84	5.8	$-
Expired	(10,000)	7.49	-	-
Outstanding at March 31, 2021	818,631	$7.85	5.6	$74,545
Exercisable at March 31, 2021	813,700	$7.88	5.6	$73,539

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $2.23 as of March 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2021:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	337,850	5.2	333,475	5.2
2.51-5.00	43,334	3.9	42,778	3.9
5.01 and up	437,447	6.2	437,447	6.2
	818,631	5.6	813,700	5.6

The stock-based compensation expense related to option grants was 5,029 and $48,767 during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, stock-based compensation related to options of $6,821 remains unamortized and is expected to be amortized over the weighted average remaining period of 6 months.

Warrants

The outstanding Warrants contain provisions, often referred to as “down-round protection” that has led to adjustments of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$ 20.00	10,000	0.66	$20.00	10,000	0.66
100.00	62,500	0.14	100.00	62,500	0.14
$ -	72,500	0.21	$89.0	72,500	0.21

The following table summarizes the warrant activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	72,500	$89.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2021	72,500	$89.00

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Felix Financial Enterprises (“FFE”). FFE is a Company controlled by Lourdes Felix, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $14,583 per month. For the three months ended March 31, 2021 and 2020, the Company incurred $0 and $0, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $175,000 an auto allowance and mobile phone stipend. As of January 1, 2020, the Company will pay Ms. Lourdes Felix an annual base salary of $190,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Soupface LLC (“Soupface”). Soupface is a Company controlled by Brady Granier, an officer of the Company that provides consulting services to the Company. Until June 13, 2018, there was no formal agreement between the parties and the amount of remuneration is $15,833 per month. For the three months ended March 31, 2021 and 2020, the Company incurred $0 and $0, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $190,000 an auto allowance and mobile phone stipend. As of February 26, 2020 the Company will pay Mr. Brady Granier an annual base salary of $215,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Mr. Tom Welch, VP of Operations. Until June 13, 2018 there was no formal agreement between the parties and the amount of remuneration is $12,500 per month. For the three months ended March 31, 2021 and 2020, the Company incurred $0 and $0, respectively, as consulting fees and bonuses. The agreement provides for a base salary of $150,000 an auto allowance and mobile phone stipend. As of February 26, 2020 the Company will pay Mr. Welch an annual base salary of $165,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule. Executive’s base salary shall be subject to review by the Board of Directors.

The Company has an arrangement with Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, related to his compensation for his role as a senior advisor. Until January 22, 2019 there was no formal arrangement between the parties and the amount of renumeration is $6,250 per month. For the three months ended March 31, 2021 and 2020, the Company incurred $0 and $4,032,as consulting fees. As of February 26, 2020, the Company will pay Mr. Joe Galligan an annual base salary of $75,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of March 31, 2021. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of March 31, 2021 and December 31, 2020, the amount of royalty due and owed is $91 and $91 respectively.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock and Director acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of March 31, 2021, there are no payments due.

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (“Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock. The Company received an aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due as of March 31, 2021 and December 31, 2020 under these two Subscription and Royalty Agreements.

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

As of March 31, 2021 and December 31, 2020, the Company’s related party payable was $763,411 and 686,068, which comprised of compensation payable and interest payable to directors.

Effective March 1, 2019, the Board appointed six directors. In connection with the appointment to the Board, the Company entered into a Director Agreement with each director pursuant to which each of them will receive a quarterly cash stipend of $15,000 in compensation for services and shall be issued, upon the last day of each fiscal quarter, provided the director is a member of the Board as of such date, the number of shares of the Company’s common stock equivalent to $5,000.

During the three months ended March 31, 2021and 2020, the Company issued 12,732and 13,205, respectively, shares of common stock valued at $27,500 and $25,000, respectively, to directors.

NOTE 18 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2021 included 85% from one customer of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2020 included 24% and 54% (aggregate of 78%) from two customers of the Company’s total revenues.

At March 31, 2021, there was no balance of the Company’s total accounts receivable, and one customer accounted for 100% of the Company’s total accounts receivable with an amount of $500 at December 31, 2020.

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2021:

Net loss	$(3,207)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(776)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2021:

Balance, December 31, 2020	$(115,454)
Net loss attributable to the non-controlling interest	(776)
Balance, March 31, 2021	$(116,230)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2020:

Net loss	$(48,039)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(11,626)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2020:

Balance, December 31, 2019	$(81,178)
Net loss attributable to the non-controlling interest	(11,626)
Balance, March 31, 2020	$(92,804)

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Lucido Subscription and Royalty Agreement

On March 28, 2019, the Company entered into a Subscription and Royalty Agreement (the “Lucido Subscription and Royalty Agreement”) with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (the “Board”).

Pursuant to the Lucido Subscription and Royalty Agreement: (i) Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay Lucido (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”). The Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. The Company received consent of Mr. Lucido to use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of March 31, 2021. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of March 31, 2021 and December 31, 2020, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, Director and Senior Advisor acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of March 31, 2021, there are no payments due.

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

The remaining commitment to Charles River is $406,203.

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

The remaining commitment to Sinclair is $120,300.

Agreements

As of May 14, 2021, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a renumeration amount of $10,000-$12,500 per month and has earned 1% of the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals as of May 7, 2021 based on FDA clearance of Company’s IND application; (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; and (iii) one consultant shall receive common stock equivalent to $6,667 on the last day of each month; and (iv) one consultant shall received a renumeration amount of $3,500 per month.

As of March 31, 2021, the Company has entered into two scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. There were no meetings held during the period ended March 31, 2021.

On October 30, 2020, the Company entered into a twelve (12) month restricted stock agreement with one employee. Pursuant to which the employee shall be issued, upon the last day of each month, the number of shares of the Company’s common stock equivalent to $2,500 as determined based on the average closing price on the three trading days immediately preceding the last day of such month.

NOTE 21 - SUBSEQUENT EVENTS

As of May 14, 2021 the Company issued an aggregate of 3,981 shares of its common stock for consulting services and one employee valued at $11,200.

On April 9, 2021 the Company received $131,440 from Citizens Business Bank as the second tranche loan under SBA Paycheck Protection Program (“PPP Loan”). The maximum term of the PPP Loan is five -years and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On January 30, 2020, the Company was notified by NIH that the second year funding has been approved. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provides for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. As of March 31, 2021, $249,550 in grant funds was received and (i) $90,232 was recorded as grant income including amortization of deferred revenues of $65,560, and (ii) $224,879 was recorded as payment on accounts receivable during the three months ended March 31, 2021.

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

Results of Operations

The following table summarizes changes in selected operating indicators of the Company, illustrating the relationship of various income and expense items to net sales for the respective periods presented (components may not add or subtract to totals due to rounding):

Three Months ended March 31, 2021 Compared with Three Months ended March 31, 2020

	Three months ended March 31,
	2021	2020
Revenues, net	$10,124	$36,895
Total operating expenses	(1,589,340)	(1,554,561)
Interest expense, net	(123,308)	(125,407)
Grant income	90,232	564,086
Other miscellaneous income	28,229	799
Net loss	(1,584,063)	(1,078,188)
Non-controlling interest	776	11,626
Net loss attributable to BioCorRx Inc.	$(1,583,287)	$(1,066,562)

Revenues

Total net revenues for the three months ended March 31, 2021 were $10,124 compared with $ 36,895 for the three months ended March 31, 2019, reflecting a decrease of 72.6%. Sales/access fees for three months ended March 31, 2021 and 2020 were $0 and $8,250, respectively. Distribution rights income for three months ended March 31, 2021 and 2020 were $ 9,125 and $28,645, respectively. Membership program fees for the three months ended March 31, 2021 and 2020 were $999 and $0, respectively. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2021 and 2020 were $1,589,340 and $1,554,561, respectively, reflecting an increase of $34,779. The reasons for the increase in 2021 is primary due to a decrease of $59,350 in stock-based compensation related to both directors and service providers, from $117,604 for the three months ended March 31, 2020 to $58,254 for the three months ended March 31, 2021 and decrease of $52,273 in research and development expense, from $710,510 for the three months ended March 31, 2020 to $658,237 for the three months ended March 31, 2020, offset by an increase of $126,244 in accounting and legal from $88,166 for the three months ended March 31, 2020 to $214,409 for the three months ended March 31, 2021.

Interest Expense

Interest expense for the three months ended March 31, 2021 and 2020 were $123,308 and $125,407, respectively.

Grant Income

During the three months ended March 31, 2021, the Company recognized grant income of $90,232 as compared to $564,086 for the comparable period last year. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the three months ended March 31, 2021, the Company experienced a net loss of $1,584,063 compared with a net loss of $1,078,188 for the three months ended March 31, 2020. The increase in net loss is primarily due to the lower grant income incurred in 2021.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of approximately $1,909,947. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(930,089)	$(675,009)
Net cash used in investing activities	(2,017)	-
Net cash provided by financing activities	2,250,000	-
Net decrease in cash	1,317,894	(675,009)
Cash, beginning of period	592,053	2,645,852
Cash, end of period	$1,909,947	$1,970,843

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

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the three months ended the Company received $2,250,000 proceeds from common stock subscription agreement.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $930,089 for the three months ended March 31, 2021 compared to $675,009 used in operating activities the three months ended March 31, 2020. The increase was primarily due to the increased operating costs and expenses incurred in 2020.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $2,017 compared to $0 used in investing activities the three months ended March 31, 2020. The increase was primarily due to purchase on equipment during the three months ended March 31, 2021.

Net Cash Flow from Financing Activities

Net cash provided by financing activities increased by $2,250,000, from $0 provided by financing activities for the three months ended March 31, 2020 to $2,250,000 cash provided by financing activities for the three months ended March 31, 2021. The Company issued 1,125,000 shares of common stock for proceeds during the three months ended March 31, 2021.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2021, the Company had a working deficit of $(1,245,281), and an accumulated deficit of $66,271,598. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Balance as of December 31, 2020:
Short term	$63,331
Long term	72,281
Total as of December 31, 2020	$135,612
Cash payments received	1,499
Reclass to deferred grant	(28,350)
Net sales recognized	(10,124)
Balance as of March 31, 2021	98,637
Less short term	34,981
Long term	$63,656

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. $249,550 in grant funds was received and (i)  $90,232 was recorded as grant income including amortization of deferred revenues of $65,560, and (ii)  $224,879 was recorded as payment on accounts receivable during the three months ended March 31, 2021.

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

Variable Interest Entity

The Company evaluates all interests in the VIE for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Accounting Standards Codification (“ASC”) 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. We consider our variable interests in making this determination. Where both of these factors are present, we are deemed to be the primary beneficiary and we consolidate the VIE.

Recent Accounting Pronouncements

See the Company’s discussion under Note 2-Signifciant Accounting Policies in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of March 31, 2021, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020 that were not previously reported in a Current Report on Form 8-K except as follows:

During the three months ended March 31, 2021, the Company issued an aggregate of 26,013 shares of its common stock for services and rendered valued at $53,225 based on the underlying market value of the common stock at the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1	Form of Galligan Director Agreement (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2021.)*
10.2

Form of Subscription Agreement by and between BioCorRx Inc. and each of the Lucido and Galligan Trusts entered into on February 23, 2021 (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021.)

31.1

Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002) +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Management compensatory plan or contract.

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: May 17, 2021	By:	/s/ Brady Granier
Brady Granier
President and Director

Date: May 17, 2021	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

