Form 10-K
period 2021-12-31
BioCorRx Inc.
filed 2022-03-31
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2021 was $19,858,181 based on the closing price of $4.18 per share of common stock of BioCorRx, Inc. as quoted on the OTCQB Marketplace on that date.

As of March 30, 2022, there were 6,945,624 shares of registrant’s common stock outstanding.

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

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing its product candidate (BICX101) a sustained release, injectable naltrexone for the treatment of opioid abuse and alcoholism. The company is also developing an implantable naltrexone treatment (BICX104) a long-acting naltrexone implant that can last several months for the treatment of opioid dependence and alcohol use disorders with the goal of future regulatory approval with the Food and Drug Administration.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. There are 15 licensed providers throughout the United States that offer the BioCorRx Recovery Program and 12 providers throughout the United States that offer the UnCraveRx® Weight Loss Management Program. The company’s current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and related services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program and UnCraveRx® Weight Loss Management Program to a network of independent licensed clinics and licensed healthcare professionals.

The Company’s subsidiary, BioCorRx Pharmaceuticals, is focused on acquiring and the development of products for the treatment of addiction and other possible disorders. Specifically, the company is developing injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. The Company’s pipeline includes BICX101 for the treatment of opioid addiction and alcoholism as well as BICX104 for the same indications.

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provides for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. During preclinical investigations of our Naltrexone implantable pellets, it was observed that the inclusion of Triamcinolone Acetonide as an anti-inflammatory adjuvant in BICX102 was not beneficial. Therefore, we progressed the development of BICX104, which contains only Naltrexone as an active ingredient.

On May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $56,359 and $224,879 as of December 31, 2021 and 2020. Deferred revenues related to the grant were $0 and $65,560 as of December 31, 2021 and 2020. $835,924 and $4,464,626 was recorded as grant income for the years ended December 31, 2021 and 2020.

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

Our strategic growth also includes product research and development pipelines with significant market opportunities being developed under our subsidiary BioCorRx Pharmaceuticals. Development of BICX104 is an essential element to grow the business and gain payer acceptance; the product candidate is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders.

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

FDA approval is required for BICX104.

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

The Company tested the intellectual property during the third quarter of 2021 and determined that, based on its qualitative assessment, that it is more likely than not that the fair value of the intellectual property is less than the carrying value, and thus recorded $141,480 impairment loss during the year ended December 31, 2021, which brings the carrying value of the intellectual property to $0.

At December 31, 2020, the Company’s management performed an evaluation of its intangible assets (naltrexone implant formula) for purposes of determining the implied fair value of the assets at December 31, 2020. The test indicated that the recorded book value did not exceed its fair value for the year ended December 31, 2020 as determined by undiscounted future cash flows.

MATERIAL AGREEMENTS

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2021. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2021 and 2020, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek. As of December 31, 2021, there are no payments due.

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

On May 24, 2019, the Company entered into a Master Services Agreement (the “MSA”) with Charles River Laboratories, Inc. (“Charles River”). Pursuant to the MSA, Charles River conducted studies with regard to BICX102. Studies were conducted pursuant to Statements of Work entered into by the Company and Charles River.

On May 30, 2019, the Company and Charles River entered into two separate Statements of Work pursuant to which Charles River was conducting a total of six studies. The Company will pay Charles River the total amended consideration of $3,024,476 for these six studies.

There is no remaining commitment to Charles River as of March 31, 2022.

On February 18, 2020, the Company entered into a Master Services Agreement (the “MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair conducted studies with regard to BICX102. Studies were conducted pursuant to Statements of Work entered into by the Company and Sinclair.

On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair was conducting one study. The total consideration the Company will pay Sinclair for the study is $894,600.

On May 8, 2020, the Company entered into a Statement of Work Amendment No. 2 pursuant to which Sinclair is providing additional services for the study. The total consideration the Company will pay Sinclair for Amendment No. 2 is $314,600.

On June 4, 2020, the Company entered into a Statement of Work Amendment No. 3 pursuant to which Sinclair provided additional services for the study. The total consideration the Company will pay Sinclair for Amendment No. 3 is $41,600.

There is no remaining commitment to Sinclair as of March 31, 2022.

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

We have incurred significant losses since our inception and have not demonstrated an ability to generate sufficient revenues from the sales of our products and services to achieve profitable operations. For the year ended December 31, 2021, the Company had a loss from operations of $5,510,107  and negative cash flows from operations of $3,537,658. Our audited consolidated financial statements for the year ended December 31, 2021 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2021.

The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2022, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. Management has developed a plan to continue operations, develop its products, and acquire technologies and assets. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. There can be no assurance that profitable operations could ever be achieved, or if achieved, could be sustained on a continuing basis.

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

We have experienced significant operating losses in each period since we began investing resources in the BioCorRx® Recovery Program. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the year ended December 31, 2021, we recorded a net loss applicable to common shareholders of $5,208,254, or ($0.80) per share, as compared with $3,472,231, or ($0.65) per share, of the corresponding year in 2020. We expect to continue to incur operating losses until distribution and licensing of the BioCorRx® Recovery Program increases substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

As of March 30, 2022, approximately 14 licensed providers have agreed to offer the BioCorRx® Recovery Program and approximately 11 providers have agreed to offer the UnCraveRx® Weight Loss Management Program. If more licensed providers do not agree to offer the programs to their patients, the programs may not achieve market acceptance and we may not become profitable. Delayed adoption of our program by licensed providers could lead to a delayed adoption by patients. Licensed providers may not agree to offer the programs to their patients until certain conditions have been satisfied including, among others:

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

During the year ended December 31, 2021, the Company recognized grant income of $835,924 as compared to $4,464,626 for the comparable year last year. We feel grant income may potentially be a significant portion of our other income in fiscal year 2022 based on: the transition and commencement to clinical trial implementation phase (“UH3”) in 2021. Approximately $3.5 million for the second phase of the grant was awarded on September 1, 2021 under award number UG3DA047925 awarded by National Institute on Drug Abuse (NIDA), part of National Institutes of Health (NIH). The UH3 phase will allow the Company to be eligible for additional funding for up to 2 years to carry out the clinical stage studies . Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

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

Continuation of market acceptance for our existing services and products such as our BioCorRx® Recovery Program, UnCraveRx® Weight Loss Management Program and achieving future market acceptance of BICX104, upon approval by the FDA, require substantial marketing efforts and will require our sales account executives, contract partners to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors. The Company has aligned its sales resources with the regional sales segmentation of our medical providers and distributors. Although this has positively impacted sales, the large account executive territories may prove to be inefficient as we commercialize products and may hinder our revenue growth.

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

Item 3 - Legal Proceedings.

(1)	The Company initiated litigation in 2019 based on a claim that Pellecome and Dr. Orbeck utilized the Company’s confidential information to advance their own weight loss product.

The Company dismissed this litigation without prejudice in July 2021. While Pellecome is entitled to attorney’s fees, the court has not issued an order with regard to Pellecome’s request for $223,000 in such fees. The parties are presently involved in settlement communications regarding this amount. There can be no assurance that such a settlement will be reached.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTC Bulletin Board on August 30, 2010. Our common stock now trades on the OTCQB marketplace owned by OTC Markets Group Inc.

As of March 30, 2022, 6,945,624 shares of our common stock were issued and outstanding.

Holders

As of March 30, 2022, there were approximately 145 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued an aggregate of 63,438 shares of its common stock for services rendered valued at $200,800 based on the underlying market value of the common stock at the date of issuance, among which 31,392 shares valued at $102,500 were issued to the board of directors for board compensation. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The Company is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the company is developing its product candidate (BICX101) a sustained release, injectable naltrexone for the treatment of opioid abuse and alcoholism. The company is also developing an implantable naltrexone treatment (BICX104) a long-acting naltrexone implant that can last several months for the treatment of opioid dependence and alcohol use disorders with the goal of future regulatory approval with the Food and Drug Administration.

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

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs. There are 15 licensed providers throughout the United States that offer the BioCorRx Recovery Program and 12 providers throughout the United States that offer the UnCraveRx® Weight Loss Management Program. The company’s current focus will continue on wider distribution across the United States, branding of the BioCorRx Recovery Program and acquisition of healthcare related products and services. The Company is committed to continuing to provide excellent rehabilitation products and related services to healthcare providers nationwide as it expands the distribution of the BioCorRx Recovery Program and UnCraveRx® Weight Loss Management Program to a network of independent licensed clinics and licensed healthcare professionals.

The Company’s subsidiary, BioCorRx Pharmaceuticals, is focused on acquiring and the development of products for the treatment of addiction and other possible disorders. Specifically, the company is developing injectable and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. The Company’s pipeline includes BICX101 for the treatment of opioid addiction and alcoholism as well as BICX104 for the same indications.

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. On August 27, 2021, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $56,359 and $224,879 as of December 31, 2021 and 2020, respectively. Deferred revenues related to the grant were $0 and $65,560 as of December 31, 2021 and 2020, respectively. $835,924 and $4,464,626 was recorded as grant income during the years ended December 31, 2021 and 2020, respectively.

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

On February 18, 2020, the Company entered into a Master Services Agreement (“MSA”) with Sinclair Research Center LLC (“Sinclair”). Pursuant to the MSA, Sinclair conducted studies with regard to BICX102. Studies were conducted pursuant to Statements of Work entered into by the Company and Sinclair. On February 20, 2020 the Company and Sinclair entered into a Statement of Work pursuant to which Sinclair conducted one study. The total consideration the Company will pay Sinclair for the study is $894,600. During the second quarter of 2020, the Company entered into two amendments to the Statement of Work to increase the total consideration to $1,250,800. For the year ended December 31, 2020, the Company disbursed $953,360 as research and development expenses. The remaining total consideration the Company will pay Sinclair is $297,440 at December 31, 2020.

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

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2021 is $200,000. The interest expense during the year ended December 31, 2021 was $15,616. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2021 is $500,000. The interest expense during the year ended December 31, 2021 was $39,041. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

Results of Operations

Year ended December 31, 2021 Compared with Year ended December 31, 2020

	2021	2020
Revenues, net	$48,272	$122,621
Total operating expenses	(5,558,379)	(7,614,594)
Interest expense, net	(565,684)	(510,959)
Grant income	835,924	4,464,626
Other miscellaneous income	29,229	31,799
Net loss	(5,210,638)	(3,506,507)
Non-controlling interest	2,384	34,276
Net loss attributable to BioCorRx Inc.	$(5,208,254)	$(3,472,231)

Revenues

Total net revenues for the year ended December 31, 2021 were $48,272 compared with $122,621 for the year ended December 31, 2020, reflecting a decrease of 60.6%. Sales/access fees for the year ended December 31, 2021 and 2020 were $1,500 and $13,500, respectively, reflecting a decrease of $12,000. The primary reason for the decrease in 2021 is directly related to the reduced number of patients treated at licensed clinics and BioCorRx Recovery Program distribution and a sales discount of $6,000 was given to the customer. Distribution rights income for the year ended December 31, 2021 and 2020 were $35,481 and $107,169, respectively, reflecting a decrease of $71,688. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the year ended December 31, 2021 and 2020 were $15,786 and $1,952, respectively. The primary reason for the increase in 2021 was due to the increased customers of the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019. A sales discount of $4,495 was given to the customer during the year ended December 31, 2021.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2021 and 2020 were $5,558,379 and $7,614,594, respectively, reflecting a decrease of $2,056,215. The reasons for the decrease in 2021 are primarily due to a decrease of $2,667,908 in research and development expense and conclusion of the preclinical studies of BICX102, from $4,273,815 for the year ended December 31, 2020 to $1,605,907 for the year ended December 31, 2021, and a decrease of $145,525 in stock-based compensation related to both directors and service providers due to certain stock options that were fully amortized in 2021, from $355,040 for the year ended December 31, 2020 to $209,515 for the year ended December 31, 2021, offset by an increase of $369,520 in accounting and legal fees due to additional legal services used in 2021 in connection with the drafting and filing of the Company’s SEC filings, from $409,998 for the year ended December 31, 2020 to $779,518 for the year ended December 31, 2021, an increase of $208,640 in consulting fees due to increased consulting services, from $567,009 for the year ended December 31, 2020 to $775,648 for the year ended December 31, 2021, an increase of $141,480 in impairment of intellectual property due to the Company’s assessment that the it is more likely than not that the fair value of intellectual property is less than its carrying value, from $0 for the year ended December 31, 2020 to $141,480 for the year ended December 31, 2021, and an increase of $111,446 in payroll expense due to the increased number of employees to support the Company’s growth of business and a replacement of the payment of consulting fees with the payment of annual base salary in accordance with the Company’s normal payroll schedule, from $871,943 for the year ended December 31, 2020 to $983,389 for the year ended December 31, 2021.

Interest Expense

Interest expense for the year ended December 31, 2021 and 2020 were $565,684 and $510,959, respectively. The increase is mainly due to the issuance of note payables with a stated interest rate of 25% per annum.

Grant Income

During the year ended December 31, 2021, the Company recognized grant income of $835,924 as compared to $4,464,626 for the comparable period last year. The larger grant income in 2020 was due to: (i) the advancement of preclinical studies with the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102 and (ii) the award of second year funding from the National Institute on Drug Abuse (“NIDA”) providing for $2,831,838. During preclinical investigations of our Naltrexone implantable pellets, it was observed that the inclusion of Triamcinolone Acetonide as an anti-inflammatory adjuvant in BICX102 was not beneficial. Therefore, we progressed the development of BICX104, which contains only Naltrexone as an active ingredient. On May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the year ended December 31, 2021, the Company experienced a net loss of $5,210,638 compared with a net loss of $3,506,507 for the year ended December 31, 2020. The increase in net loss is primarily due to the lower grant income incurred in 2021.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $85,838. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2021	2020
Net cash used in operating activities	$(3,537,658)	$(2,151,872)
Net cash used in investing activities	(49,997)	(9,227)
Net cash provided by financing activities	3,081,440	107,300
Net decrease in cash	(506,215)	(2,053,799)
Cash, beginning of year	592,053	2,645,852
Cash, end of year	$85,838	$592,053

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the year ended December 31, 2021, the Company received $2,250,000 proceeds from common stock subscription agreement.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2021 is $200,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2021 is $500,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $3,537,658 for the year ended December 31, 2021 compared to $2,151,872 used in operating activities for the year ended December 31, 2020. The increase was primarily due to the increased net loss in 2021.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $49,997 compared to $9,227 used in investing activities for the year ended December 31, 2020. The increase was primarily due to purchase on equipment and costs on software development during the year ended December 31, 2021.

Net Cash Flow from Financing Activities

Net cash provided by financing activities increased by $2,974,140, from $107,300 provided by financing activities for the year ended December 31, 2020 to $3,081,440 cash provided by financing activities for the year ended December 31, 2021. The Company issued 1,125,000 shares of common stock for proceeds of $2,250,000 during the year ended December 31, 2021. The Company also received $131,440 from Citizens Business Bank as the second tranche loan under the PPP loan. On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry (member of the Company’s Board of Directors) for $500,000 due June 8, 2022, with a stated interest rate of 25% per annum. On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 due June 8, 2022, with a stated interest rate of 25% per annum.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2021, the Company had a working capital deficit of $(4,158,118), and an accumulated deficit of $69,896,565. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of December 31, 2021, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

As a result of material weaknesses in internal control over financial reporting, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal controls over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Item 9B - Other Information.

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10 - Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 31, 2022 are set forth below:

Name	Age	Positions
Brady Granier, former Chief Executive Officer(1);	49	President, Director
Lourdes Felix, Chief Executive Officer since November 9, 2020 and Chief Financial Officer since October 1, 2012;	54	Chief Executive Officer, Chief Financial Officer and Director
Kent Emry, Director	53	Director
Luisa Ingargiola	53	Director
Louis Lucido	73	Director
Joseph J. Galligan	62	Director

(1) Mr. Granier resigned from his position as Chief Executive Officer on November 9, 2020.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2021 were made on a timely basis other than with respect to: (i) one late Form 3 on behalf of Joseph Galligan; (ii) three late Form 4s on behalf of Lourdes Felix reporting the issuances of shares of Common Stock; (iii) three late Form 4s on behalf of Kent Emry reporting the issuances of shares of Common Stock; (iv) one late Form 4 on behalf of Luisa Ingargiola reporting the issuances of shares of Common Stock and one Form 4 that has not yet been filed; (v) four late Form 4s on behalf of Louis Lucido reporting the issuance or purchase of shares of Common Stock; and (vi) three late Form 4s on behalf of Joseph Galligan reporting the issuances of shares of Common Stock;.

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

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (“Principal Executive Officer”) and our two most highly compensated executive officer other than the Principal Executive Officer during fiscal years 2021 and 2020 (collectively, “Named Executive Officers”). With Mr. Welch’s promotion to Executive Vice President on February 26, 2020, Mr. Welch has a policy making function and has been a Named Executive Officer since that date.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation ($)	All other compensation ($)(1)	Total ($)

(1) Brady Granier, President and Director	2021	215,000	0	5,000	0	0	0	60,000	280,000
	2020	211,218	0	20,000	0	0	0	60,000	291,218

(2) Lourdes Felix, CEO, CFO and Director	2021	190,000	0	20,000	0	0	0	60,000	270,000
	2020	190,000	0	20,000	0	0	0	60,000	270,000

Thomas Welch, Executive Vice President	2021	165,000	0	0	0	0	0	0	165,000
Thomas Welch, Executive Vice President	2020	162,731	0	0	0	0	0	0	162,731

__________________

(1)	Director of the Company receives a quarterly cash stipend of $15,000 and shares of the Company’s common stock equivalent to a total aggregate of $5,000 in compensation in 2021 for their services.
(2)	Director of the Company receives a quarterly cash stipend of $15,000 and a quarterly number of shares of the Company’s common stock equivalent to $5,000 in compensation for their services.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2021.

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	337,850	4.4	337,850	4.4
2.51-5.00	43,334	3.1	43,334	3.1
5.01 and up	434,167	5.4	434,167	5.4
	815,351	4.9	815,351	4.9

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

Name	Fiscal Year	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)

Kent Emry, Director since March 1, 2019	2021	20,000	0	60,000	80,000
	2020	20,000	0	60,000	80,000

Louis C. Lucido, Director since March 1, 2019	2021	20,000	0	60,000	80,000
	2020	20,000	0	60,000	80,000

Luisa Ingargiola, Director since March 1, 2019	2021	20,000	0	60,000	80,000
	2020	20,000	0	60,000	80,000

Joseph J. Galligan(1)	2021	17,500	0	130,000	130,000
	2020	0	0	0	0

(1) Mr. Galligan was appointed as a member of the board of directors on February 16, 2021. Mr. Galligan receives an annual base salary of $75,000 for his role as senior advisor.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of March 25, 2022, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 500, Anaheim, California 92806.

Name and Address of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Five Percent Stockholders:

BICX Holding Company, LLC (4)	2,227,575	(5)	32.07%	-	-			2,227,575	*

Named Executive Officers and Directors
Brady Granier				10,000		40,000
	366,540	(6)	5.08%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,094,290	22.14%

Lourdes Felix				10,000		40,000
	315,804	(7)	4.38%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,048,804	22.13%

Kent Emry				10,000		40,000
	164,223	(8)	2.35%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,134,223	22.15%

Thomas Welch	247,849	(9)	3.46%	10,000(10,000,000 votes)	12.5%	40,000(80,000,000 votes)	25%	90,025,849	22.12%

Luisa Ingargiola	23,803	(5)	*	-		-		23,803	*

Louis Lucido	915,296	(5)	13.18%	-		-		915,296	*

Joseph Galligan	956,332	(10)	13.75%	-		-		956,332	*

Total of Named Executive Officers and Directors				40,000		160,000
	2,989,847		42.20%	(40,000,000 votes)	50%	(320,000,000 votes)	100%	362,198,597	88.54%

*	less than 1%

(1)	Applicable percentage ownership is based on 6,945,624 shares of common stock outstanding as of March 25, 2022.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 406,945,624 shares of voting equity outstanding as March 25, 2022.
(4)

On or about January 1, 2021, Bryan Galligan, the son of our Board member, Joseph Galligan, became the Managing Member of BICX Holding Company, LLC. Joseph Galligan is a minority shareholder of this entity and does not have voting or investment control of the shares held by this entity.

(5)	This figure consists solely of shares of common stock held of record or in a brokerage account.

(6)

This figure consists of: (i) 94,290 shares of common stock held of record or in a brokerage account; (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 106,000 Stock Options to purchase 106,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026; (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028 and (v) 11,250 Stock Options to purchase 11,250 fully vested shares of our common stock at an exercise price of $4.01 per share granted on February 11, 2022 and expiring February 10, 2027.

(7)

This figure consists of: (i) 48,804 shares of common stock held of record; and (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(8)

This figure consists of: (i) 134,223 shares of common stock held of record or in a brokerage account and (ii) 30,000 Stock Options to purchase 30,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(9)

This figure consists of: (i) 25,849 shares of common stock held of record or in a brokerage account; (ii) 35,000 Stock Options to purchase 35,000 fully vested shares of our common stock at an exercise price of $4.50 per share expiring on July 20, 2025; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 75,000 Stock Options to purchase 75,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(10)

This figure consists of: (i) 946,332 shares of common stock held of record; and (ii) 10,000 Stock Options to purchase 10,000 fully vested shares of our common stock at an exercise price of $7.49 per share expiring on January 21, 2026.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have three equity compensation plans. The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	135,000	8.57	145,879
Equity compensation plans not approved by security holders	680,351	7.71	412,619
Total	815,351	7.85	558,498

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

Unless otherwise provided in an Award Agreement or in an employment agreement the terms of which have been approved by the Board, in the event an Optionholder’s Continuous Service terminates (other than upon the Optionholder’s death or Disability), the Optionholder may exercise his or her Option (to the extent that the Optionholder was entitled to exercise such Option as of the date of termination) but only within such period of time ending on the earlier of (a) the date three months following the termination of the Optionholder’s Continuous Service or (b) the expiration of the term of the Option as set forth in the Award Agreement; provided that, if the termination of Continuous Service is by the Company for Cause, all outstanding Options (whether or not vested) shall immediately terminate and cease to be exercisable. If, after termination, the Optionholder does not exercise his or her Option within the time specified in the Award Agreement, the Option shall terminate.

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

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Since January 1, 2020, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

•	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

The Company has an arrangement with Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, related to his compensation for his role as a senior advisor. Until January 22, 2019 there was no formal arrangement between the parties and the amount of renumeration is $6,250 per month. For the years ended December 31, 2021 and 2020, $0 and $4,032, respectively, consulting fees and bonuses were incurred. As of February 26, 2020, the Company will pay Mr. Joe Galligan an annual base salary of $75,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2021. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2021 and 2020, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek. As of December 31, 2021, there are no payments due.

BICX Holding Company LLC (“BICX”) owns 2,227,575 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), representing over 40% of the shares outstanding. On or about January 1, 2021, Mr. Galligan’s son, Bryan Galligan, became the Managing Member of BICX. Joseph Galligan is a minority shareholder of BICX.

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the “Galligan Subscription and Royalty Agreement” and, together with the Lucido Subscription and Royalty Agreement, the “Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business. The Company issued 200,000 common shares to Galligan on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019. As of December 31, 2021 there are no payments due.

On January 26, 2018, the Company issued to Mr. Galligan one unsecured promissory note of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. In connection with the note issuance, the Company issued 50,000 shares of the Company’s common stock to Mr. Galligan. The fair value of the common stock at the date of issuance of $12,750 was recorded as a debt discount and is amortized as interest expense over the term of the note. On January 26, 2019, the note was extended until September 26, 2019. On September 23, 2019, the note was extended until September 26, 2020. On September 26, 2020, the note was extended to payable on demand. The balance outstanding as of December 31, 2021 was $125,000.

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

In January 2022, the Company entered into two Subscription Agreements. One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors, and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a member of the Company’s Board of Directors. Mr. Lucido and Mr. Galligan purchased shares of common stock, in the aggregate amount of $1,000,000 at a purchase price of $4.35 per share, for a total of 229,886 shares of common stock.

Item 14 - Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, including review of our interim financial statements were: (i) $118,650 paid to Friedman LLP and : (i) $95,700 paid to Friedman LLP respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $26,250 and $26,250 for audit related fees during the fiscal years ended December 31, 2021 and 2020, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for tax and fees during the fiscal years ended December 31, 2021 and 2020.

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

3. Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed May 7, 2014.	8-K	3.2	07/06/2016
3.2	Certificate of Amendment to the Articles of Incorporation, filed July 5, 2016.	8-K	3.1	07/06/2016
3.3	Certificate of Amendment to Articles of Incorporation, dated May 10, 2018.	8-K	3.1	05/16/2018
3.4	Certificate of Amendment to Articles of Incorporation, filed January 16, 2019.	8-K	3.1	01/18/2019
3.5	Amended and Restated Bylaws, effective as of May 13, 2016.	8-K	3.2	05/20/2016
4.1	Certificate of Designation, filed July 1, 2014, as corrected July 7, 2014.	8-K	4.1	07/06/2016
4.2	Certificate of Designation, filed November 23, 2016.	8-K	4.1	11/30/2016
4.3	Description of securities registered under Section 12 of the Exchange Act of 1934				☒
1	8% Senior Secured Convertible Promissory Note, dated June 10, 2016, issued by the Company to BICX Holding Company LLC.	8-K	10.2	06/21/2016
10.2	Senior Secured Convertible Note Purchase Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.3	06/21/2016
10.3	Security Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.4	06/21/2016
10.4	Development, Commercialization and License Agreement, dated July 28, 2016.	8-K	10.5	08/03/2016
10.5	First Amendment to Senior Secured Convertible Note Purchase Agreement by and between the Company and BICX Holding Company LLC, dated March 3, 2017.	8-K	10.6	03/09/2017
10.6	Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note by and between the Company and BICX Holding Company LLC, dated June 29, 2017.	8-K	10.1	07/06/2017
10.7	Distributor Agreement with CereCare, LLC, dated December 8, 2017.	8-K	10.1	12/14/2017
10.8*	Form of BioCorRx Inc. 2018 Equity Incentive Plan.	8-K	10.1	05/21/2018
10.9*	Executive Management Bonus Plan effective June 13, 2018.	8-K	10.1	06/15/2018
10.10*	Executive Service Agreement by and between the Company and Brady Granier, dated June 13, 2018.	8-K	10.2	06/15/2018
10.11*	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 13, 2018.	8-K	10.3	06/15/2018
10.12*	Form of Director Agreement.	8-K	10.1	02/22/2019
10.13*	Form of Director Agreement.	8-K	10.1	03/07/2019
10.14	Royalty Agreement by and between BioCorRx Inc. and Alpine Creek Capital Partners LLC	8-K	10.1	12/17/2015
10.15	Inter-Company License Agreement by and between BioCorRx Inc. and BioCorRx Pharmaceuticals, Inc., effective September 22, 2021				☒
21.1	List of Subsidiaries.	S-1	21.1	08/24/2018
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

____________

* +	Management contract or compensatory plan or arrangement. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

 Item 16. - Form 10–K Summary.

                None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx Inc.

Date: March 31, 2022	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lourdes Felix	Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2022
Lourdes Felix	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Brady Granier	President, Director	March 31, 2022
Brady Granier

/s/ Kent Emry	Director	March 31, 2022
Kent Emry

/s/ Luisa Ingargiola	Director	March 31, 2022
Luis Ingargiola

/s/ Louis Lucido	Director	March 31, 2022
Louis Lucido

/s/ Joseph J. Galligan	Director	March 31, 2022
Joseph J. Galligan

BIOCORRX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BioCorRx Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCorRx Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Friedman LLP
We have served as the Company’s auditor since 2019.
Marlton, New Jersey
March 31, 2022

BIOCORRX INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	2021	2020
ASSETS
Current assets:
Cash	$85,838	$592,053
Accounts receivable, net	1,500	500
Grant receivable	56,359	224,879
Prepaid expenses	84,629	157,493
Total current assets	228,326	974,925

Property and equipment, net	102,843	128,605

Right to use assets	384,921	489,536

Other assets:
Patents, net	11,385	12,564
Software development costs	47,980	-
Intellectual property, net	-	176,850
Deposits, long term	44,520	44,520
Total other assets	103,885	233,934

Total assets	$819,975	$1,827,000

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,014,892 and $686,068, respectively	$3,188,560	$2,490,158
Deferred revenue, short term	34,981	63,331
Deferred revenue-grant	-	65,560
Lease liability, short term	119,733	106,290
Notes payable	221,480	21,480
Notes payable, related parties	790,110	290,110
PPP loan, short term	31,580	15,445
Total current liabilities	4,386,444	3,052,374

Long term liabilities:
PPP loan, long term	99,860	12,555
EIDL loan, long term	74,300	74,300
Royalty obligation - net of discount of $5,854,226 and $6,331,662, related parties	2,867,874	2,390,438
Lease liability, long term	315,672	435,405
Deferred revenue, long term	37,301	72,281
Total liabilities	7,781,451	6,037,353

Commitments and contingencies (Note 19)

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2021and 2020	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of December 31, 2021 and 2020	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 6,698,968 and 5,463,444 shares issued and outstanding as of December 31, 2021 and 2020, respectively	6,699	5,463
Common stock subscribed	100,000	100,000
Additional paid in capital	62,994,739	60,466,333
Accumulated deficit	(69,966,692)	(64,688,311)
Total deficit attributable to BioCorRx, Inc.	(6,843,638)	(4,094,899)
Non-controlling interest	(117,838)	(115,454)
Total deficit	(6,961,476)	(4,210,353)

Total liabilities and deficit	$819,975	$1,827,000

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2021	2020

Revenues, net	$48,272	$122,621

Operating expenses:
Cost of implants and other costs	5,881	95,948
Research and development	1,605,907	4,273,815
Selling, general and administrative	3,740,783	3,167,577
Impairment of intellectual property	141,480	-
Depreciation and amortization	64,328	77,254
Total operating expenses	5,558,379	7,614,594

Loss from operations	(5,510,107)	(7,491,973)

Other income (expenses):
Interest expense, net	(565,684)	(510,959)
Grant income	835,924	4,464,626
Other miscellaneous income	29,229	31,799
Total other income (expenses), net	299,469	3,985,466

Net loss before provision for income taxes	(5,210,638)	(3,506,507)

Income taxes	-	-

Net loss	(5,210,638)	(3,506,507)

Non-controlling interest	2,384	34,276

Dividend attributable to down round feature of warrants	(70,127)	-

Net loss attributable to BioCorRx Inc.	$(5,278,381)	$(3,472,231)

Net loss per common share, basic and diluted	$(0.81)	$(0.65)

Weighted average number of common shares outstanding, basic and diluted	6,491,067	5,377,670

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENT OF DEFICIT

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total

Balance, December 31, 2019	80,000	$16,000	160,000	$5,616	5,326,852	$5,327	$100,000	$60,111,429	$(61,216,080)	$(81,178)	$(1,058,886)
Common stock issued for services rendered					136,592	136		278,144			278,280
Share-based compensation								76,760			76,760
Net loss									(3,472,231)	(34,276)	(3,506,507)
Balance, December 31, 2020	80,000	$16,000	160,000	$5,616	5,463,444	$5,463	$100,000	$60,466,333	$(64,688,311)	$(115,454)	$(4,210,353)
Common stock issued in connection with subscription agreement					1,125,000	1,125		2,248,875			2,250,000
Common stock issued in connection with exercise of warrants					47,086	47		(47)			-
Common stock issued for services rendered					63,438	64		200,736			200,800
Share-based compensation								8,715			8,715
Recognition of down round feature								70,127	(70,127)		-
Net loss									(5,208,254)	(2,384)	(5,210,638)
Balance, December 31, 2021	80,000	$16,000	160,000	$5,616	6,698,968	$6,699	$100,000	$62,994,739	$(69,966,692)	$(117,838)	$(6,961,476)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,210,638)	$(3,506,507)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	64,328	77,254
Amortization of discount on royalty obligation	477,436	480,656
Impairment of intellectual property	141,480	-
Amortization of right-of-use asset	104,615	89,517
Stock based compensation	209,515	355,040
Gain on settlement of debt	(28,229)	(26,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	250
Grant receivable	168,520	(38,211)
Prepaid expenses	72,864	55,790
Accounts payable and accrued expenses	698,631	483,778
Deposits	-	(2,584)
Lease liability	(106,290)	(83,790)
Deferred revenue-grant	(65,560)	65,560
Deferred revenue	(63,330)	(102,625)
Net cash used in operating activities	(3,537,658)	(2,151,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,017)	(9,227)
Purchase of intellectual property	(47,980)	-
Net cash used in investing activities	(49,997)	(9,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	2,250,000	-
Advances from SBA	-	5,000
Proceeds from EIDL loan	-	74,300
Proceeds from PPP loan	131,440	28,000
Proceeds from notes payable	200,000	-
Proceeds from notes payable – related party	500,000	-
Net cash provided by financing activities	3,081,440	107,300

Net decrease in cash	(506,215)	(2,053,799)
Cash, beginning of the year	592,053	2,645,852

Cash, end of the year	$85,838	$592,053

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non cash financing activities:
Record right to use assets upon adoption of ASC 842	$-	$120,346
Record lease liability upon adoption of ASC 842	$-	$120,346
Recognition of down round feature	$70,127	$-
Common stock issued in connection with exercise of warrants	$47	$-

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) application for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities for the year ended December 31, 2021.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the newly formed sub issued 24.2% ownership to officers of BioCorRx Inc. with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 18).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of: (i) BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc., (ii) its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc., and (iii) and the Medical Corporation (“VIE”) (Collectively, “the Company”) under which the Company provides management and other administrative services pursuant to the management services agreement in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Paycheck Protection Program (“PPP”) Loan

The Company’s policy is to account for the PPP loan (See Note 11) as debt. The Company will continue to record the loan as debt until either (1) the loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as income or (2) the Company pays off the loan.

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

The following table presents the Company’s net sales by product category for the year ended December 31, 2021 and 2020:

	2021	2020
Sales/access fees	$1,500	$13,500
Distribution rights income	35,481	107,169
Membership/program fees	11,291	1,952
Net sales	$48,272	$122,621

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2020:
Short term	$63,331
Long term	72,281
Total as of December 31, 2020	135,612
Cash payments received	8,496
Reclass to deferred grant	(28,350)
Net sales recognized	(43,476)
Balance as of December 31, 2021	72,282
Less short term	34,981
Long term	$37,301

$34,980 in the beginning balance of deferred revenue was recognized as revenue during the year ended December 31, 2021.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of December 31, 2021 and 2020.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, grant receivable, accounts payable and accrued expenses, and notes payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of lease liability and royalty obligation also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments was recognized for the year ended December 31, 2021 and 2020.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. $141,480 and $0 impairment was recognized for the year ended December 31, 2021 and 2020, respectively.

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

On July 1, 2021, the Company began development of a proprietary cloud based app that will be marketed and commercialized, for $47,980. The app was not placed in use as of December 31, 2021.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheets.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2021 and 2020, respectively, because their inclusion would have been anti-dilutive.

	2021	2020
Shares underlying options outstanding	815,351	828,631
Shares underlying warrants outstanding	-	72,500
Shares underlying convertible notes outstanding	-	-
Convertible preferred stock outstanding	240,000	240,000
	1,055,351	1,141,131

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $426,917 and $443,175 as advertising costs for the years ended December 31, 2021 and 2020, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. Grant receivables were $56,359 and $224,879 as of December 31, 2021 and 2020, respectively. Deferred revenues related to the grant were $0 and $65,560 as of December 31, 2021 and 2020, respectively. $835,924 and $4,464,626 was recorded as grant income for the years ended December 31, 2021 and 2020, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,605,907 and $4,273,815 for the years ended December 31, 2021 and 2020, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021 and 2020, the Company has not recorded any unrecognized tax benefits.

Variable Interest Entity

The Company evaluates all interests in the VIE for consolidation. When the Company’s interests are determined to be variable interests, an assessment is made on whether the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Accounting Standards Codification (“ASC”) 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. Variable interests are considered in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and the Company consolidates the VIE.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2021, the Company had cash of $85,838 and working capital deficit of $4,158,118. During the year ended December 31, 2021, the Company used net cash in operating activities of $3,537,658. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at December 31, 2021 and 2020:

	2021	2020
Prepaid insurance	$3,680	$8,152
Prepaid subscription services	79,455	78,641
Prepaid R&D	-	65,560
Other prepaid expenses	1,494	5,140
	$84,629	$157,493

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2021 and 2020:

	2021	2020
Office equipment	$45,519	$43,503
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	192,535
Less accumulated depreciation	(91,708)	(63,930)
	$102,843	$128,605

Depreciation expense charged to operations amounted to $27,778 and $28,922, respectively, for the year ended December 31, 2021 and 2020.

NOTE 6 - LEASES

Operating leases

Prior to 2020, the Company entered into several lease amendments with landlord whereby the Company agreed to lease office space in Anaheim, California. The current term expires on January 31, 2025. The current lease has escalating payments from $9,905 per month to $11,018 per month. The Company recorded an aggregate value of right to use assets and lease liability of $500,333.

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

Lease liability is summarized below:

	December 31, 2021	December 31, 2020
Total lease liability	$435,405	$541,695
Less: short term portion	119,733	106,290
Long term portion	$315,672	$435,405

Maturity analysis under these lease agreements are as follows:

2022	$150,266
2023	154,771
2024	159,420
2025	31,690
Less: Present value discount	(60,742)
Lease liability	$435,405

Lease expense for the years ended December 31, 2021 and 2020 was comprised of the following:

	2021	2020
Operating lease expense	$144,057	$118,316
	$144,057	$118,316

During the years ended December 31, 2021 and 2020, the Company paid $143,447 and $105,121 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	2021	2020
Weighted-average remaining lease term	3.1	4.1
Weighted-average discount rate	8%	8%

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019. Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the years ended December 31, 2021 and 2020, the Company recorded amortization expense of the intellectual property of $35,370 and $47,160, respectively. The Company tested the intellectual property during the year ended December 31, 2021 and determined that, based on its qualitative assessment, that it is more likely than not that the fair value of the intellectual property is less than the carrying value, and thus recorded $141,480 impairment loss, which brings the carrying value of the intellectual property to $0.

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the years ended December 31, 2021 and 2020, the Company recorded amortization expense of $1,180 and $1,172, respectively. As of December 31, 2021, the accumulated amortization of these patents was $3,815.

The future amortization of the patents are as follows:

Year	Amount
2022	1,169
2023	1,169
2024	1,169
2025	1,169
2026 and after	6,709
$11,385

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Accounts payable and accrued expenses	$1,776,905	$1,180,703
Interest payable on notes payable	1,153,773	1,138,157
Interest payable on notes payable, related parties	224,592	155,768
Deferred insurance	2,561	5,930
Interest payable on EIDL loan	4,076	1,290
Interest payable on PPP loan	983	179
Accrued expenses	25,670	8,131
	$3,188,560	$2,490,158

NOTE 9 - NOTES PAYABLE

As of December 31, 2021 and 2020, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of December 31, 2021 and 2020 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2021 is $200,000. The interest expense during the year ended December 31, 2021 was $15,616. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of 3 years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of December 31, 2021 and 2020, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of December 31, 2021 and 2020 was $1,500.

The Company issued to Joe Galligan (a holder of between 5% and 10% of the Company’s shares of common stock who became a member of the Board on February 16, 2021) one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. During 2019 and 2020 the note was extended three times, ultimately rendering the note due on demand. The balance outstanding as of December 31, 2021 and 2020 was $125,000.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of December 31, 2021 and 2020 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2021 is $500,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

The interest expense during the year ended December 31, 2021 and 2020 were $68,824 and $29,865, respectively. As of December 31, 2021 and 2020, the accumulated interest on related parties notes payable was $224,592 and $155,768, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

NOTE 11 - PAYCHECK PROTECTION PROGRAM LOAN

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

The interest expense during the years ended December 31, 2021 and 2020 was $1,034 and $179, respectively. As of December 31, 2021, the accumulated interest on PPP Loan was $983.

The future principal payments are as follows:

Year	Amount
2022	31,580
2023	26,082
2024	26,344
2025	26,609
2026 and after	20,825
$131,440

NOTE 12 - ECONOMIC INJURY DISASTER LOAN

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

On April 28, 2020, the Company received $5,000 from the SBA as an advance on the EIDL, and the advance was forgiven during the prior period.

The interest expense during the year ended December 31, 2021 was $2,786. As of December 31, 2021, the accumulated interest on EIDL Loan was $4,076.

The future principal payments are as follows:

Year	Amount
2022	279
2023	1,608
2024	1,661
2025	1,732
2026	1,799
2027 and after	67,221
$74,300

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

Under the Lucido agreement, the Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (“Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. As of December 31, 2021 Lucido has granted the Company permission to utilize more than 35% of restricted funds for general working capital.

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

During the years ended December 31, 2021 and 2020, the Company amortized $477,436 and $480,656 as interest expense, respectively.

NOTE 14 - STOCKHOLDERS’ EQITY /(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of December 31, 2021 and 2020, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2021 and 2020 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of December 31, 2021 and 2020 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

Common stock

Year ended December 31, 2020

During the year ended December 31, 2020, the Company issued an aggregate of 136,592 shares of its common stock for services rendered valued at $278,280 based on the underlying market value of the common stock at the date of issuance, among which 59,670 shares valued at $100,000 were issued to the board of directors for board compensation.

Year ended December 31, 2021

During the year ended December 31, 2021, the Company issued an aggregate of 63,438 shares of its common stock for services rendered valued at $200,800 based on the underlying market value of the common stock at the date of issuance, among which 31,392 shares valued at $102,500 were issued to the board of directors for board compensation.

During the year ended December 31, 2021, the Company issued an aggregate of 1,125,000 shares of its common stock pursuant to the subscription agreements described in Note 16. The common shares were recorded at a price of $2.00 per shares for gross proceeds to the Company of $2,250,000.

During the year ended December 31, 2021, the Company issued an aggregate of 47,086 shares of its common stock in connection with cashless exercise of warrants.

As of December 31, 2021 and 2020, the Company had 6,698,968 shares and 5,463,444 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of December 31, 2021, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of December 31, 2021 an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 363,281 stock options. As of December 31, 2021 an aggregate total of 86,719 options can still be granted under the plan.

No options were granted during the year ended December 31, 2021.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2020:

2020
Risk-free interest rate	0.27%-0.29%
Expected term (years)	3 - 5
Expected volatility	112.97%-137.27%
Expected dividends	0.00

The following table summarizes the stock option activity for the year ended December 31, 2021 and 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	822,797	8.03	6.5	244,603
Grants	15,834	2.53	3.5	-
Expired	(10,000)	15.00	-	-
Outstanding at December 31, 2020	828,631	$7.84	5.8	$-
Expired	(13,280)	7.15	-	-
Outstanding at December 31, 2021	815,351	7.85	4.9	795,115
Exercisable at December 31, 2021	815,351	$7.85	4.9	$795,115

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $4.33 as of December 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2021:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	337,850	4.4	337,850	4.4
2.51-5.00	43,334	3.1	43,334	3.1
5.01 and up	434,167	5.4	434,167	5.4
	815,351	4.9	815,351	4.9

The stock-based compensation expense related to option grants was $8,715 and $76,760 during the year end December 31, 2021 and 2020, respectively.

Warrants

The outstanding Warrants contain provisions, often referred to as “down-round protection” that has led to adjustments of the exercise price and number of underlying warrant shares with respect to future issuances by the Company of its securities, including its common stock or convertible securities or debt securities.

During the year ended December 31, 2021, two holders of the warrants elected to exercise their warrants on a cashless basis. Due to the “down-round protection”, the warrant exercise price and number of warrants were adjusted to $2.00 and 100,000, respectively. As a result, an aggregate of 47,086 shares of common stock were issued to these two holders. As of December 31, 2021, no warrants were outstanding.

The Company recognized the effect of the down round feature as deemed dividend, which equals to the difference between the fair value of the warrants (without the down round feature) immediately before and after the exercise price is adjusted. The deemed dividend was presented as a reduction of income available to common stockholders in net loss per common share on the consolidated statements of operations.

The following table summarizes the warrant activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2020	72,500	$89.00
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2020	72,500	$89.00
Issued	-	-
Exercised (1)	10,000	20.00
Expired	(62,500)	100.00
Outstanding at December 31, 2021	-	$-

(1) Due to the “down-round protection”, the warrant exercise price and number of warrants when exercised were adjusted to $2.00 and 100,000, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company has an arrangement with Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, related to his compensation for his role as a senior advisor. Until January 22, 2019 there was no formal arrangement between the parties and the amount of renumeration is $6,250 per month. For the year ended December 31, 2021 and 2020, $0 and $4,032, respectively, consulting fees and bonuses were incurred. As of February 26, 2020, the Company will pay Mr. Joe Galligan an annual base salary of $75,000 in place of consulting fees and will be paid in accordance with the Company’s normal payroll schedule.

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

On September 22, 2021, BioCorRx Inc. and BioCorRx Pharmaceuticals, Inc. entered into a Inter-Company License Agreement whereby the Company granted to BioCorRx Pharmaceuticals an exclusive, perpetual and sub-licensable license to use all patented or unpatented inventions, discoveries and other intellectual property owned by the Company related to BICX101, BICX102, BICX104 and any other naltrexone pellets (implants) being developed or that will be developed for FDA approval and commercialization in support of products in the fields of substance use disorder, weight loss and other indications identified including but not limited to pain management, obsessive compulsive disorders, and other addictive behaviors.

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

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (“Board”), and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock. The Company received an aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due as of December 31, 2021 and 2020 under these two Subscription and Royalty Agreements.

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

As of December 31, 2021 and 2020, the Company’s related party payable was $1,014,892 and $686,068, which comprised of compensation payable and interest payable to directors.

During the years ended December 31, 2021 and 2020, the Company issued 31,392 and 59,670, respectively, shares of common stock valued at $102,500 and $100,000, respectively, to directors.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2021 included 72% from one customer of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2020 included 29% and 58% (aggregate of 87%) from two customers of the Company’s total revenues.

At December 31, 2021, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $1,500, and one customer accounted for 100% of the Company’s total accounts receivable with an amount of $500 at December 31, 2020.

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2021:

Net loss	$(9,853)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(2,384)

Net loss attributable to the non-controlling interest for the year ended December 31, 2020:

Net loss	$(141,638)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(34,276)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2021:

Balance, December 31, 2020	$(115,454)
Net loss attributable to the non-controlling interest	(2,384)
Balance, December 31, 2021	(117,838)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2020:

Balance, December 31, 2019	(81,178)
Net loss attributable to the non-controlling interest	(34,276)
Balance, December 31, 2020	$(115,454)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Lucido Subscription and Royalty Agreement

On March 28, 2019, the Company entered into a Subscription and Royalty Agreement (the “Lucido Subscription and Royalty Agreement”) with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors (the “Board”).

Pursuant to the Lucido Subscription and Royalty Agreement: (i) Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay Lucido (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”). The Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. The Company received consent of Mr. Lucido to use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development

The Company issued 200,000 common shares to Lucido on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2021. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2021 and 2020, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock, a member of the Board (as of February 16, 2021) and Senior Advisor acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of December 31, 2021, there are no payments due.

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

The remaining commitment to Charles River is $28,936.

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

There is no remaining commitment to Sinclair.

Agreements

As of May 14, 2021, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a renumeration amount of $10,000-$12,500 per month and has earned 1% of the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals as of May 7, 2021 based on FDA clearance of Company’s IND application; consulting agreement terminated in April 2021 (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; (iii) one consultant shall receive common stock equivalent to $6,667 on the last day of each month; and (iv) one consultant shall receive a remuneration amount of $3,500 per month.

As of December 31, 2021, the Company has entered into six scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. There was one meeting held during the year ended December 31, 2021.

On October 30, 2020, the Company entered into a twelve (12) month restricted stock agreement with one employee. Pursuant to which the employee shall be issued, upon the last day of each month, the number of shares of the Company’s common stock equivalent to $2,500 as determined based on the average closing price on the three trading days immediately preceding the last day of such month.

The Company initiated litigation in 2019 based on a claim that Pellecome and Dr. Orbeck utilized the Company’s confidential information to advance their own weight loss product.

The Company dismissed this litigation without prejudice in July 2021. While Pellecome is entitled to attorney’s fees, the court has not issued an order with regard to Pellecome’s request for $223,000 in such fees. The parties are presently involved in settlement communications regarding this amount. There can be no assurance that such a settlement will be reached.

NOTE 20 - INCOME TAXES

The components of the income tax provisions for 2021 and 2020 are as follows:

	2021	2020
Current provision:
Federal	$-	$-
State	-	-

Deferred benefit:
Federal	-	-
State	-	-
	-	-
Change in valuation allowance	-	-
Total Provision	$-	$-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2021	2020
Provision at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	6.98%	6.98%
Other	(8.80)	-%
Nondeductible and other items	(0.01)%	(0.04)%
Change in valuation allowance	(19.17)%	(27.94)%
Total	(0.00)%	(0.00)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Allowance for doubtful debt	$7,598	$7,598
Stock options issued for services	1,790,359	1,731,729
Net operating loss carryforward	5,889,434	5,405,023
Other	401,918	84,081
Total deferred tax assets	8,089,309	7,228,431

Deferred tax liabilities:
Royalty obligation	(439,938)	(573,541)
Other	-	-
Total deferred tax liabilities	(439,938)	(573,541)
Deferred tax net	7,649,371	6,654,890
Valuation allowance	(7,649,371)	(6,654,890)

During the years ended December 31, 2021 and 2020, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2021 and 2020, the Company provided a valuation allowance on its net deferred tax assets of $7,649,371 and $6,654,890, respectively.

The Company has Federal net operating losses (“NOLs”) of approximately $9.3 million which begin to expire in the years beginning in 2033 and $11.8 million that do not expire. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company also has federal credits that begin to expire 2031 and state tax credits that may be carried forward indefinitely.

At December 31, 2021 and 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2021, and 2020, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2021 tax years generally remain subject to examination by federal and state tax authorities.

NOTE 21 - SUBSEQUENT EVENTS

In January 2022, the Company entered into two Subscription Agreements. One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors, and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a member of the Company’s Board of Directors. Mr. Lucido and Mr. Galligan purchased shares of common stock, in the aggregate amount of $1,000,000 at a purchase price of $4.35 per share, for a total of 229,886 shares of common stock.

In February 2022, the Company granted 11,250 stock options to purchase the Company’s common stock at an exercise price of $4.01 per share to a member of the Company’ Board of Directors.

As of March 31, 2022 the Company issued an aggregate of 16,770 shares of its common stock for consulting services valued at $69,305.

