Form 10-Q
period 2022-03-31
BioCorRx Inc.
filed 2022-05-16
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, there were 6,956,350 shares of registrant's common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC .
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$64,553	$85,838
Restricted cash	148,613	-
Accounts receivable, net	10,393	1,500
Grant receivable	209,350	56,359
Prepaid expenses	154,587	84,629
Total current assets	587,496	228,326

Property and equipment, net	96,275	102,843

Right to use assets	357,246	384,921

Other assets:
Patents, net	11,090	11,385
Software development costs	47,980	47,980
Deposits, long term	44,520	44,520
Total other assets	103,590	103,885

Total assets	$1,144,607	$819,975

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,128,058 and $1,014,892, respectively	$3,227,392	$3,188,560
Deferred revenue, short term	34,981	34,981
Lease liability, short term	123,269	119,733
Notes payable	221,480	221,480
Notes payable, related parties	790,110	790,110
PPP loan, short term	15,373	31,580
Total current liabilities	4,412,605	4,386,444

Long term liabilities:
PPP loan, long term	116,067	99,860
EIDL loan, long term	74,300	74,300
Royalty obligation, net of discount of $5,738,892 and $5,854,226, related parties	2,983,208	2,867,874
Lease liability, long term	283,307	315,672
Deferred revenue, long term	28,675	37,301

Total liabilities	7,898,162	7,781,451

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 6,954,277 and 6,698,968 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6,954	6,699
Common stock subscribed	100,000	100,000
Additional paid in capital	64,147,396	62,994,739
Accumulated deficit	(70,911,132)	(69,966,692)
Total deficit attributable to BioCorRx, Inc.	(6,635,166)	(6,843,638)
Non-controlling interest	(118,389)	(117,838)
Total deficit	(6,753,555)	(6,961,476)

Total liabilities and deficit	$1,144,607	$819,975

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2022	2021

Revenues, net	$20,518	$10,124

Operating expenses:
Cost of implants and other costs	1,535	632
Research and development	197,849	658,237
Selling, general and administrative	938,945	911,093
Depreciation and amortization	6,863	19,378
Total operating expenses	1,145,192	1,589,340

Loss from operations	(1,124,674)	(1,579,216)

Other income (expenses):
Interest expense, net	(166,776)	(123,308)
Grant income	346,393	90,232
Other miscellaneous income	66	28,229
Total other income (expense)	179,683	(4,847)

Net loss before provision for income taxes	(944,991)	(1,584,063)

Income taxes	-	-

Net loss	(944,991)	(1,584,063)

Non-controlling interest	551	776

Net loss attributable to BioCorRx Inc.	$(944,440)	$(1,583,287)

Net loss per common share, basic and diluted	$(0.14)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	6,931,759	6,018,763

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE MONTHS ENDED MARCH 31, 2022

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2021 (audited)	80,000	$16,000	160,000	$5,616	6,698,968	$6,699	$100,000	$62,994,739	$(69,966,692)	$(117,838)	$(6,961,476)
Common stock issued for services rendered	-	-	-	-	25,423	25	-	100,005	-	-	100,030
Common stock issued in connection with subscription agreement	-	-	-	-	229,886	230	-	999,770	-	-	1,000,000
Share-based compensation	-	-	-	-	-	-	-	52,882	-	-	52,882
Net loss	-	-	-	-	-	-	-	-	(944,440)	(551)	(944,991)
Balance, March 31, 2022 (unaudited)	80,000	$16,000	160,000	$5,616	6,954,277	$6,954	$100,000	$64,147,396	$(70,911,132)	$(118,389)	$(6,753,555)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC .
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

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(944,991)	$(1,584,063)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	6,863	19,378
Amortization of discount on royalty obligation	115,334	115,334
Amortization of right-of-use asset	27,675	25,291
Stock based compensation	152,912	58,254
Gain on forgiveness of debt	-	(28,229)
Changes in operating assets and liabilities:
Accounts receivable	(8,893)	500
Grant receivable	(152,991)	224,879
Prepaid expenses	(69,958)	68,920
Accounts payable and accrued expenses	38,832	269,395
Lease liability	(28,829)	(25,563)
Deferred revenue	(8,626)	(36,975)
Deferred revenue-grant	-	(37,210)
Net cash used in operating activities	(872,672)	(930,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,017)
Net cash used in investing activities	-	(2,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	1,000,000	2,250,000
Net cash provided by financing activities	1,000,000	2,250,000

Net increase in cash and restricted cash	127,328	1,317,894
Cash and restricted cash, beginning of the period	85,838	592,053

Cash and restricted cash, end of period	$213,166	$1,909,947

Cash and restricted cash consist of the following, end of period:
Cash	$64,553	$1,909,947
Restricted cash	148,613	-
	$213,166	$1,909,947

Cash and restricted cash consist of the following, beginning of the period:
Cash	$85,838	$592,053
Restricted cash	-	-
	$85,838	$592,053

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non cash financing activities:
PPP loan forgiveness	$-	$28,000

See the accompanying notes to the unaudited condensed consolidated financial statements

 BIOCORRX, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) application for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities for the three months ended March 31,2022.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 31, 2022.

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

Restricted Cash

Restricted cash is comprised of subscription proceeds received that will exclusively be used for accrued and projected legal fees from Buchalter. Restricted cash was included in current assets as of March 31, 2022.

Paycheck Protection Program ("PPP") Loan

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

The following table presents the Company's net sales by product category for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Sales/access fees	$6,950	$-
Distribution rights income	8,626	9,125
Membership/program fees	4,942	999
Net sales	$20,518	$10,124

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company's unaudited condensed consolidated balance sheet:

Balance as of December 31, 2021
Short term	$34,981
Long term	37,301
Total as of December 31, 2021	$72,282
Cash payments received	-
Reclass to deferred grant	-
Net sales recognized	(8,626)
Balance as of March 31, 2022	63,656
Less short term	34,981
Long term	$28,675

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of March 31, 2022 and December 31, 2021, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments was recognized for the three months ended March 31, 2022 and 2021.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2022 and 2021.

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

On July 1, 2021, the Company began development of a proprietary cloud based app that will be marketed and commercialized, for $47,980. The app was not placed in use as of March 31, 2022.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

	Three months Ended
	March 31,
	2022	2021
Shares underlying options outstanding	832,078	$818,631
Shares underlying warrants outstanding	-	72,500
Convertible preferred stock outstanding	240,000	240,000
	1,072,078	$1,131,131

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $73,630 and $78,667 as advertising costs for the three months ended March 31, 2022 and 2021, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.  Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. Grant receivables were $209,350 and $56,359 as of March 31, 2022 and December 31, 2021, respectively. Deferred revenues related to the grant were $0 as of March 31, 2022 and December 31, 2021. $346,393 and $90,232 was recorded as grant income for the three months ended March 31, 2022 and 2021, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $197,849 and $658,237 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2022 and December 31, 2021, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of March 31, 2022, the Company had cash and restricted cash of $213,166 and working capital deficit of $3,825,109. During the three months ended March 31, 2022, the Company used net cash in operating activities of $872,672. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

On January 3, 2022, the Company entered into a Subscription Agreement (the “Lucido 2022 Subscription Agreement”) with Louis C Lucido and Carolyn M. Lucido, or their Successors, as Trustee of the Lucido Family Trust, Dated May 23, 2017, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors. Although the Lucido 2022 Subscription Agreement was dated January 3, 2022, it did not become effective until it was fully executed on January 3, 2022. Pursuant to the Lucido 2022 Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share, in the aggregate amount of $500,000 at a purchase price of $4.35 per share, for a total of 114,943 shares of Common Stock. The aggregate Purchase Price owed pursuant to the Lucido 2022 Subscription Agreement was paid in cash to the Company on January 12, 2022.

On January 3, 2022, the Company entered into a Subscription Agreement (the “Galligan 2022 Subscription Agreement”) with The J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a member of the Company’s Board. Although the Galligan 2022 Subscription Agreement was dated January 3, 2022, it did not become effective until it was fully executed on January 3, 2022. The terms and conditions of the Galligan 2022 Subscription Agreement (including the number of shares of common stock purchased and the purchase price) are substantially the same as the Lucido 2022 Subscription Agreement.

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

NOTE 4 - PREPAID EXPENSES

The Company's prepaid expenses consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Prepaid insurance	$2,300	$3,680
Prepaid subscription services	61,707	79,455
Prepaid R&D	41,140	-
Other prepaid expenses	49,440	1,494
	$154,587	$84,629

NOTE 5 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(98,276)	(91,708)
	$96,275	$102,843

Depreciation expense charged to operations amounted to $6,568 and $5,583, respectively, for the three months ended March 31, 2022 and 2021.

NOTE 6 - LEASE

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

Lease liability is summarized below:

	March 31,	December 31,
	2022	2021
Total lease liability	$406,576	$435,405
Less: short term portion	123,269	119,733
Long term portion	$283,307	$315,672

Maturity analysis under these lease agreements are as follows:

Total
2022	$112,921
2023	154,771
2024	159,420
2025	31,690
Subtotal	458,802
Less: present value discount	(52,226)
Lease liability	$406,576

Lease expense for the three months ended March 31, 2022 and 2021 was comprised of the following:

	Three Months Ended
	March 31,
	2022	2021
Operating lease expense	$36,192	$35,955
	$36,192	$35,955

During the three months ended March 31, 2022 and 2021, the Company paid $37,345 and $36,227 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term	2.8	3.1
Weighted-average discount rate	8%	8%

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019. Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of the intellectual property of $0 and $13,795, respectively. The Company tested the intellectual property during 2021 and determined that, based on its qualitative assessment, that it is more likely than not that the fair value of the intellectual property is less than the carrying value, and thus recorded $141,480 impairment loss, which brings the carrying value of the intellectual property to $0.

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $295. As of March 31, 2022, the accumulated amortization of these patents was $4,110.

The future amortization of the patents are as follows:

Year	Amount
2022	874
2023	1,169
2024	1,169
2025	1,169
2026 and after	6,709
$11,090

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Accounts payable and accrued expenses	$895,706	$986,605
Related party payable	865,300	790,300
Interest payable on notes payable	1,166,102	1,153,773
Interest payable on notes payable, related parties	262,758	224,592
Deferred insurance	1,280	2,561
Interest payable on EIDL loan	4,763	4,076
Interest payable on PPP loan	1,292	983
Accrued expenses	30,191	25,670
	$3,227,392	$3,188,560

NOTE 9 - NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of March 31, 2022 and December 31, 2021 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of March 31, 2022 and December 31, 2021 is $200,000. The interest expense during the three months ended March 31, 2022 was $12,329. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of 3 years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of March 31, 2022 and December 31, 2021, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of March 31, 2022 and December 31, 2021 was $1,500.

The Company issued to Joe Galligan (a holder of between 5% and 10% of the Company’s shares of common stock who became a member of the Board on February 16, 2021) one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. During 2019 and 2020 the note was extended three times, ultimately rendering the note due on demand. The balance outstanding as of March 31, 2022 and December 31, 2021 was $125,000.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of March 31, 2022 and December 31, 2021 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of March 31, 2022 and December 31, 2021 is $500,000. The interest expense during the three months ended March 31, 2022 was $30,822. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

The interest expense during the three months ended March 31, 2022 and 2021 were $38,166 and $8,082, respectively. As of March 31, 2022 and December 31, 2021, the accumulated interest on related parties notes payable was $262,758 and $224,592, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

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

On April 9, 2021 the Company received $131,440 from Citizens Business Bank as the second tranche loan under the PPP Loan. The maximum term of the PPP Loan is five -years and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for sixteen months. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

The interest expense during the three months ended March 31, 2022 and 2021 was $309 and $51, respectively. As of March 31, 2022 and December 31, 2021, the accumulated interest on PPP Loan was $1,292 and $983, respectively.

The future principal payments are as follows:

Year	Amount
2022	8,933
2023	25,855
2024	26,115
2025	26,377
2026 and after	44,160
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

In accordance with the terms of the note: (i) interest accrues at the rate of 3.75% per annum, (ii) installment payments, including principal and interest, of $363 monthly, will begin Thirty (30) months from the date of the promissory Note, (iii) the balance of principal and interest will be payable thirty (30) years from the date of the promissory note and (iv) SBA is granted a continuing security interest in and to any and all tangible and intangible personal property of the Company to secure payment and performance of all debts, liabilities and obligations of Borrower to SBA.

On April 28, 2020, the Company received $5,000 from the SBA as an advance on the EIDL, and the advance was forgiven during the prior period.

The interest expense during the three months ended March 31, 2022 and 2021 was $687. As of March 31, 2022 and December 31, 2021, the accumulated interest on EIDL Loan was $4,763 and $4,076, respectively.

The future principal payments are as follows:

Year	Amount
2022	-
2023	-
2024	-
2025	-
2026	16
2027 and after	74,284
$74,300

NOTE 13 - ROYALTY OBLIGATIONS, NET

In March 2019, the Company entered into two Subscription and Royalty Agreements (the “Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a member of the Company’s Board of Directors and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors. Pursuant to the Subscription and Royalty Agreements: (i) Each party would purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the “Royalty”).

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

During the three months ended March 31, 2022 and 2021, the Company amortized $115,334 as interest expense.

NOTE 14 - STOCKHOLDERS' EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of March 31, 2022 and December 31, 2021, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of March 31, 2022 and December 31, 2021 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of March 31, 2022 and December 31, 2021 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Three months ended March 31, 2022

During the three months ended March 31, 2022, the Company issued an aggregate of 25,423 shares of its common stock for services rendered valued at $100,030 based on the underlying market value of the common stock at the date of issuance, among which 7,040 shares valued at $25,000 were issued to the board of directors for board compensation.

During the three months ended March 31, 2022, the Company issued an aggregate of 229,886 shares of its common stock pursuant to the subscription agreements described in Note 16. The common shares were recorded at a price of $4.35 per shares for gross proceeds to the Company of $1,000,000.

As of March 31, 2022, and December 31, 2021, the Company had 6,954,277 and 6,698,968 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of March 31, 2022, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As March 31, 2022, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of March 31, 2022, an aggregate total of 69,992 options can still be granted under the plan.

During the three months ended March 31, 2022, the Company approved the grant of 1,253 stock options to one consultant valued at $3,893. The term of the options was three years, and the vesting period of is one year.

During the three months ended March 31, 2022, the Company approved the grant of 15,474 stock options to one director valued at $51,804. The term of the options was five years, and the options vested immediately.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company’s historical stock prices. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options..

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2022:

Risk-free interest rate	0.91% - 2.42%
Expected term (years)	3.00 - 5.00
Expected volatility	130.15% - 140.30%
Expected dividends	0.00

The following table summarizes the stock option activity for the three months ended March 31, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	815,351	$7.85	4.9	$795,115
Grants	16,727	3.89	4.7	-
Outstanding at March 31, 2022	832,078	$7.77	4.7	$514,706
Exercisable at March 31, 2022	831,138	$7.78	4.7	$514,706

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $3.52 as of March 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2022:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	337,850	4.2	337,850	4.2
2.51-5.00	60,061	3.4	59,121	3.4
5.01 and up	434,167	5.2	434,167	5.2
	832,078	4.7	831,138	4.7

The stock-based compensation expense related to option grants was $52,882 and $5,029 during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, stock-based compensation related to options of $2,816 remains unamortized and is expected to be amortized over the weighted average remaining period of 9 months.

NOTE 16 - RELATED PARTY TRANSACTIONS

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

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the BioCorRx Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”). On or about January 1, 2021, Mr. Galligan, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek.

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a member of the Company’s Board of Directors. The Company received an aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due as of March 31, 2022 and December 31, 2021, under these two Subscription and Royalty Agreements.

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

On February 16, 2021, the Company entered into a Subscription Agreement (the “Galligan Subscription Agreement”) with The J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors. Although the Galligan Subscription Agreement was dated February 16, 2021, it did not become effective until it was fully executed on February 23, 2021. The terms and conditions of the Galligan Subscription Agreement (including the number of shares of common stock purchased and the purchase price) are substantially the same as the Lucido Subscription Agreement.

On January 3, 2022, the Company entered into a Subscription Agreement (the “Lucido 2022 Subscription Agreement”) with Louis C Lucido and Carolyn M. Lucido, or their Successors, as Trustee of the Lucido Family Trust, Dated May 23, 2017, managed by Mr. Lucido, a member of the Company’s Board of Directors. Pursuant to the Lucido 2022 Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share, in the aggregate amount of $500,000 at a purchase price of $4.35 per share, for a total of 114,943 shares of Common Stock. The aggregate Purchase Price owed pursuant to the Lucido 2022 Subscription Agreement was paid in cash to the Company on January 12, 2022.

On January 3, 2022, the Company entered into a Subscription Agreement (the “Galligan 2022 Subscription Agreement”) with The J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors. The terms and conditions of the Galligan 2022 Subscription Agreement (including the number of shares of common stock purchased and the purchase price) are substantially the same as the Lucido 2022 Subscription Agreement. As of March 31, 2022, the Company classified $148,613 as restricted cash as they will exclusively be used for accrued and projected legal fees from Buchalter per the Subscription Agreement.

As of March 31, 2022 and December 31, 2021, the Company’s related party payable was $1,128,058 and $1,014,892 , which comprised of compensation payable and interest payable to directors.

During the three months ended March 31, 2022 and 2021, the Company issued 7,040 and 12,732, respectively, shares of common stock valued at $25,000 and $27,500, respectively, to directors.

During the three months ended March 31, 2022, the Company approved the grant of 15,474 stock options to one director valued at $51,804. The term of the options was five years, and the options vested immediately.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2022 included 42% from one customer of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2021 included 85% from one customer of the Company’s total revenues.

At March 31, 2022, one customer accounted for 78% of the Company’s total accounts receivable with an amount of $8,143. At December 31, 2021, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $1,500.

NOTE 18 – NON-CONTROLLING INTEREST

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2022:

Net loss	$(2,276)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(551)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2022:

Balance, December 31, 2021	$(117,838)
Net loss attributable to the non-controlling interest	(551)
Balance, March 31, 2022	$(118,389)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2021:

Net loss	$(3,207)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(776)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2021:

Balance, December 31, 2020	$(115,454)
Net loss attributable to the non-controlling interest	(776)
Balance, March 31, 2021	$(116,230)

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Lucido Subscription and Royalty Agreement

On March 28, 2019, the Company entered into a Subscription and Royalty Agreement (the “Lucido Subscription and Royalty Agreement”) with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors.

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

Galligan Subscription and Royalty Agreement

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the “Galligan Subscription and Royalty Agreement” and, together with the Lucido Subscription and Royalty Agreement, the “Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of March 31, 2022. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of March 31, 2022 and December 31, 2021, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of March 31, 2022 and December 31, 2021, there are no payments due.

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

Orange County Research Center

On January 11, 2022, the Company entered into a Master Clinical Trial Agreement (the “MCTA”) with Memorial Research Medical Clinic dba Orange County Research Center (the “OCRC”). Researchers at the OCRC will perform Phase 1 clinical trial with BICX104. The total consideration the Company will pay MCTA for the Phase 1 clinical trial is $603,378.

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be due upon execution of the task order and prior to the starting of services. As of March 31, 2022, no payments were due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of May 13, 2022 is $10,700.

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

As of December 31, 2021, the Company has entered into six scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. During the three months ended March 31, 2022, the Company entered into a new advisory board agreement with one consultant, who was granted 1,253 stock options valued at $3,893 as compensation for being on the advisory board. The term of the options was three years, and the vesting period of is one year. There was no meeting held during the three months ended March 31, 2022.

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

NOTE 20 - SUBSEQUENT EVENTS

As of May 12, 2022 the Company issued an aggregate of: (i) 2,073 shares of its common stock for consulting services and valued at $6,400.

On May 5, 2022, the Company, entered into a Subscription Agreement with an accredited investor. Pursuant to the Purchase Agreement, the Company to be issued and sold to the Purchaser (i) 110,619 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.26 per share and (ii) a warrant to purchase up to 165,929 shares of Common Stock (the “Warrant”). The Warrant has a term of three (3) years and exercise price of $6.00 per share. The aggregate consideration paid to the Company under the Subscription Agreement was $250,000.

On April 22, 2022, the Board of Directors of BioCorRx Inc. approved and adopted the BioCorRx Inc. 2022 Omnibus Securities and Incentive Plan. The plan provides for the grant of incentive share options, non qualified share options, performance unit awards, restricted share awards, restricted share unit awards, share appreciation rights, tandem share appreciation rights, unrestricted share awards or any combination of the foregoing to the Company’s employees, directors and consultants. The maximum number of the Company’s shares of common stock, par value $0.001 per share, initially reserved and available for issuance under the 2022 Plan is 695,000 shares.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. On August 27, 2021, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $209,350 and $56,359 as of March 31, 2022 and December 31, 2021, respectively. Deferred revenues related to the grant were $0 as of March 31, 2022 and December 31, 2021. $346,393 and $90,232 was recorded as grant income during the three months ended March 31, 2022 and 2021, respectively.

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

On January 3, 2022, the Company entered into a Subscription Agreement (the “Lucido 2022 Subscription Agreement”) with Louis C Lucido and Carolyn M. Lucido, or their Successors, as Trustee of the Lucido Family Trust, Dated May 23, 2017, managed by Mr. Louis Lucido, a member of the Company’s Board of Directors. Although the Lucido 2022 Subscription Agreement was dated January 3, 2022, it did not become effective until it was fully executed on January 3, 2022. Pursuant to the Lucido 2022 Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share, in the aggregate amount of $500,000 at a purchase price of $4.35 per share, for a total of 114,943 shares of Common Stock. The aggregate Purchase Price owed pursuant to the Lucido 2022 Subscription Agreement was paid in cash to the Company on January 12, 2022.

On January 3, 2022, the Company entered into a Subscription Agreement (the “Galligan 2022 Subscription Agreement”) with The J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a member of the Company’s Board. Although the Galligan 2022 Subscription Agreement was dated January 3, 2022, it did not become effective until it was fully executed on January 3, 2022. The terms and conditions of the Galligan 2022 Subscription Agreement (including the number of shares of common stock purchased and the purchase price) are substantially the same as the Lucido 2022 Subscription Agreement.

Results of Operations

Three Months ended March 31, 2022 Compared with Three Months ended March 31, 2021

	2022	2021
Revenues, net	$20,518	$10,124
Total operating expenses	(1,145,192)	(1,589,340)
Interest expense, net	(166,776)	(123,308)
Grant income	346,393	90,232
Other miscellaneous income	66	28,229
Net loss	(944,991)	(1,584,063)
Non-controlling interest	551	776
Net loss attributable to BioCorRx Inc.	$(944,440)	$(1,583,287)

Revenues

Total net revenues for the three months ended March 31, 2022 were $20,518 compared with $10,124 for the three months ended March 31, 2021, reflecting an increase of 102.7%. Sales/access fees for the three months ended March 31, 2022 and 2021 were $6,950 and $0, respectively, reflecting an increase of $6,950. The primary reason for the increase in 2022 is directly related to the increased number of patients treated at licensed clinics. Distribution rights income for the three months ended March 31, 2022 and 2021 were $8,626 and $9,125, respectively, reflecting a decrease of $499. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the three months ended March 31, 2022 and 2021 were $4,942 and $999, respectively. The primary reason for the increase in 2022 was due to the increased customers of the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2022 and 2021 were $1,145,192 and $1,589,340, respectively, reflecting a decrease of $444,148. The reasons for the decrease in 2022 are primarily due to a decrease of $460,388 in research and development expense and conclusion of the preclinical studies of BICX102, from $658,237 for the three months ended March 31, 2021 to $197,849 for the three months ended March 31, 2022 and a decrease of $96,218 in accounting and legal fees due to less legal services used in 2022 in connection with the drafting and filing of the Company’s SEC filings, from $214,410 for the three months ended March 31, 2021 to $118,192 for the three months ended March 31, 2022, partially offset by an increase of $94,658 in stock-based compensation related to both directors and service providers due to new issuance of stock options in 2022 from $58,254 for the three months ended March 31, 2021 to $152,912 for the three months ended March 31, 2022 and an increase of $30,157 in consulting fees due to increased consulting services, from $177,730 for the three months ended March 31, 2021 to $207,887 for the three months ended March 31, 2022.

Interest Expense

Interest expense for the three months ended March 31, 2022 and 2021 were $166,776 and $123,308, respectively. The increase is mainly due to the issuance of note payables with a stated interest rate of 25% per annum.

Grant Income

During the three months ended March 31, 2022, the Company recognized grant income of $346,393 as compared to $90,232 for the comparable period last year. The larger grant income in 2022 was due to that on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the three months ended March 31, 2022, the Company experienced a net loss of $944,991 compared with a net loss of $1,584,063 for the three months ended March 31, 2021. The decrease in net loss is primarily due to the higher grant income and lower operating expenses incurred in 2022.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash and restricted cash of $213,166. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2022	2021
Net cash used in operating activities	$(872,672)	$(930,089)
Net cash used in investing activities	-	(2,017)
Net cash provided by financing activities	1,000,000	2,250,000
Net increase in cash	127,328	1,317,894
Cash and restricted cash, beginning of period	85,838	592,053
Cash and restricted cash, end of period	$213,166	$1,909,947

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the three months ended March 31, 2022 and 2021, the Company received $1,000,000 and $2,250,000, respectively, proceeds from common stock subscription agreement.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of March 31, 2022 and December 31, 2021 is $200,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of March 31, 2022 and December 31, 2021 is $500,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $872,672 for the three months ended March 31, 2022 compared to $930,089 used in operating activities for the three months ended March 31, 2021. The decrease was primarily due to a decrease in net loss.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $0 compared to $2,017 used in investing activities for the three months ended March 31, 2021. The decrease was primarily due to purchase on equipment during the three months ended March 31, 2021.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $1,250,000, from $2,250,000 provided by financing activities for the three months ended March 31, 2021 to $1,000,000 cash provided by financing activities for the three months ended March 31, 2022. The Company issued 229,886 shares of common stock for proceeds of $1,000,000 during the three months ended March 31, 2022. The Company issued 1,125,000 shares of common stock for proceeds of $2,250,000 during the three months ended March 31, 2021.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2022, the Company had a working capital deficit of $3,825,109, and an accumulated deficit of $70,911,132. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of March 31, 2022, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the quarter ended March 31, 2022 that were not previously reported in a Current Report on Form 8-K except as follows:

During the three months ended March 31, 2022, the Company issued an aggregate of 25,423 shares of its common stock for services rendered valued at $100,030 based on the underlying market value of the common stock at the date of issuance, among which 7,040 shares valued at $25,000 were issued to the board of directors for board compensation.

During the three months ended March 31, 2022, the Company issued an aggregate of 229,886 shares of its common stock pursuant to the subscription agreements described in Note 16. The common shares were recorded at a price of $4.35 per shares for gross proceeds to the Company of $1,000,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1

 Form of Subscription Agreement by and between BioCorRx Inc. and each of the Lucido and Galligan Trusts initially effective January 12, 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2022)

31.1

Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2

Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

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

___________

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: May 16, 2022	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

