Form 10-Q
period 2022-09-30
BioCorRx Inc.
filed 2022-11-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 7,628,304 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$39,100	$85,838
Restricted cash	24,429	-
Accounts receivable	66,692	1,500
Grant receivable	99,355	56,359
Prepaid expenses	103,460	84,629
Total current assets	333,036	228,326

Property and equipment, net	83,139	102,843

Right to use assets	300,073	384,921

Other assets:
Patents, net	10,501	11,385
Software development costs	47,980	47,980
Deposits, long term	44,520	44,520
Total other assets	103,001	103,885

Total assets	$819,249	$819,975

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $951,588 and $1,014,892, respectively	$3,422,187	$3,188,560
Deferred revenue, short term	34,981	34,981
Lease liability, short term	130,559	119,733
Notes payable	221,480	221,480
Notes payable, related parties	685,110	790,110
Paycheck Protection Program loan, short term	-	31,580
Total current liabilities	4,494,317	4,386,444

Long term liabilities:
Paycheck Protection Program loan, long term	-	99,860
Economic Injury Disaster loan, long term	74,188	74,300
Royalty obligation, net of discount of $5,498,564 and $5,854,226, related parties	3,223,536	2,867,874
Lease liability, long term	216,537	315,672
Deferred revenue, long term	11,137	37,301

Total liabilities	8,019,715	7,781,451

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 7,623,559 and 6,698,968 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7,623	6,699
Common stock subscribed	100,000	100,000
Additional paid in capital	65,968,641	62,994,739
Accumulated deficit	(73,176,313)	(69,966,692)
Total deficit attributable to BioCorRx, Inc.	(7,078,433)	(6,843,638)
Non-controlling interest	(122,033)	(117,838)
Total deficit	(7,200,466)	(6,961,476)

Total liabilities and deficit	$819,249	$819,975

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues, net	$94,441	$8,817	$130,961	$34,659

Operating expenses:
Cost of implants and other costs	2,343	1,022	6,603	3,450
Research and development	342,553	589,985	923,354	1,371,484
Selling, general and administrative	771,810	892,232	2,692,574	2,638,051
Impairment of intellectual property	-	141,480	-	141,480
Depreciation and amortization	6,863	18,747	20,588	57,465
Total operating expenses	1,123,569	1,643,466	3,643,119	4,211,930

Loss from operations	(1,029,128)	(1,634,649)	(3,512,158)	(4,177,271)

Other income (expenses):
Interest expense - related parties	(239,487)	(136,815)	(765,105)	(385,472)
Interest expense, net	(13,624)	(4,325)	(127,226)	(5,825)
Loss on settlement of debt	(198,939)	-	(198,939)	-
Grant income	390,857	412,552	1,250,231	531,134
Other miscellaneous income	139,315	-	139,381	28,229
Total other income	78,122	271,412	298,342	168,066

Net loss before provision for income taxes	(951,006)	(1,363,237)	(3,213,816)	(4,009,205)

Income taxes	-	-	-	-

Net loss	(951,006)	(1,363,237)	(3,213,816)	(4,009,205)

Non-controlling interest	1,888	398	4,195	1,866

Net loss attributable to BioCorRx Inc.	$(949,118)	$(1,362,839)	$(3,209,621)	$(4,007,339)

Net loss per common share, basic and diluted	$(0.13)	$(0.21)	$(0.46)	$(0.62)

Weighted average number of common shares outstanding, basic and diluted	7,161,039	6,630,850	7,040,469	6,424,770

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2021 (audited)	80,000	$16,000	160,000	$5,616	6,698,968	$6,699	$100,000	$62,994,739	$(69,966,692)	$(117,838)	$(6,961,476)
Common stock issued for services rendered	-	-	-	-	25,423	25	-	100,005	-	-	100,030
Common stock issued in connection with subscription agreement	-	-	-	-	229,886	230	-	999,770	-	-	1,000,000
Share-based compensation	-	-	-	-	-	-	-	52,882	-	-	52,882
Net loss	-	-	-	-	-	-	-	-	(944,440)	(551)	(944,991)
Balance, March 31, 2022 (unaudited)	80,000	$16,000	160,000	$5,616	6,954,277	$6,954	$100,000	$64,147,396	$(70,911,132)	$(118,389)	$(6,753,555)
Common stock issued for services rendered	-	-	-	-	17,389	17	-	42,508	-	-	42,525
Common stock issued in connection with subscription agreement	-	-	-	-	110,619	111	-	249,889	-	-	250,000
Warrants issued in connection with loan default	-	-	-	-	-	-	-	86,821	-	-	86,821
Warrants issued in connection with loan default - related party	-	-	-	-	-	-	-	214,975	-	-	214,975
Share-based compensation	-	-	-	-	-	-	-	15,495	-	-	15,495
Net loss	-	-	-	-	-	-	-	-	(1,316,063)	(1,756)	(1,317,819)
Balance, June 30, 2022 (unaudited)	80,000	$16,000	160,000	$5,616	7,082,285	$7,082	$100,000	$64,757,084	$(72,227,195)	$(120,145)	$(7,461,558)
Common stock issued for services rendered	-	-	-	-	23,054	23	-	49,227	-	-	49,250
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	485,220	485	-	1,062,147	-	-	1,062,632
Common stock issued in connection with issuance of promissory notes	-	-	-	-	33,000	33	-	76,857	-	-	76,890
Share-based compensation	-	-	-	-	-	-	-	23,326	-	-	23,326
Net loss	-	-	-	-	-	-	-	-	(949,118)	(1,888)	(951,006)
Balance, September 30, 2022 (unaudited)	80,000	$16,000	160,000	$5,616	7,623,559	$7,623	$100,000	$65,968,641	$(73,176,313)	$(122,033)	$(7,200,466)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,213,816)	$(4,009,205)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	20,588	57,465
Amortization of discount on royalty obligation	355,662	355,662
Impairment of intellectual property	-	141,480
Amortization of right-of-use asset	84,848	77,506
Stock based compensation	283,508	166,340
Loss on settlement of debt	198,939	-
Gain on forgiveness of debt	(133,424)	(28,229)
Noncash interest for debt discount	76,890	-
Warrants issued in connection with loan default	301,796	-
Changes in operating assets and liabilities:
Accounts receivable	(65,192)	500
Grant receivable	(42,996)	121,879
Prepaid expenses	(18,831)	34,322
Accounts payable and accrued expenses	674,304	390,640
Lease liability	(88,309)	(78,321)
Deferred revenue	(26,164)	(54,513)
Deferred revenue-grant	-	(65,560)
Net cash used in operating activities	(1,592,197)	(2,890,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Software development costs		(35,985)
Purchase of equipment	-	(2,017)
Net cash used in investing activities	-	(38,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	1,250,000	2,250,000
Proceeds from Paycheck Protection Program loan	-	131,440
Payment to Economic Injury Disaster loan	(112)	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable – related party	320,000	500,000
Net cash provided by financing activities	1,569,888	3,081,440

Net (decrease) increase in cash and restricted cash	(22,309)	153,404
Cash and restricted cash, beginning of the period	85,838	592,053

Cash and restricted cash, end of period	$63,529	$745,457

Cash and restricted cash consist of the following, end of period:
Cash	$39,100	$745,457
Restricted cash	24,429	-
	$63,529	$745,457

Cash and restricted cash consist of the following, beginning of the period:
Cash	$85,838	$592,053
Restricted cash	-	-
	$85,838	$592,053

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Common stock issued in connection with issuance of promissory notes	$76,890	-
Common stock issued in connection with conversion of promissory notes and accounts payable	$1,062,632	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) application for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through September 30, 2022.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Restricted Cash

Restricted cash is comprised of subscription proceeds received that will exclusively be used for accrued and projected legal fees from Buchalter. Restricted cash was included in current assets as of September 30, 2022.

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

The Company’s net sales are disaggregated by product category. The sales/access fees consist of product sales, which is recognized upon the transfer of promised goods to customers. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for its products. The membership/program fees are generated from the Company’s UnCraveRx™ Weight Loss Management Program, which is recognized upon the transfer of promised goods to customers.

The following table presents the Company’s net sales by product category for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Sales/access fees	$2,250	$-
Project support income	79,263	-
Distribution rights income	11,129	8,817
Membership/program fees	1,799	-
Net sales	$94,441	$8,817

	Nine Months Ended September 30,
	2022	2021
Sales/access fees	$12,810	$-
Project support income	79,263	-
Distribution rights income	28,476	26,664
Membership/program fees	10,412	7,995
Net sales	$130,961	$34,659

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s unaudited condensed consolidated balance sheet:

Balance as of December 31, 2021
Short term	$34,981
Long term	37,301
Total as of December 31, 2021	$72,282
Net sales recognized	(26,164)
Balance as of September 30, 2022	46,118
Less short term	34,981
Long term	$11,137

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of September 30, 2022 and December 31, 2021, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and nine months ended September 30, 2022 and 2021.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. $0 and $141,480 impairment was recognized for the three and nine months ended September 30, 2022 and 2021.

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

On July 1, 2021, the Company began development of a proprietary cloud based app that will be marketed and commercialized, for $47,980. The app was not placed in use as of September 30, 2022.

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date over the respective lease term in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

	Nine months Ended
	September 30,
	2022	2021
Shares underlying options outstanding	858,101	$818,631
Shares underlying warrants outstanding	333,855	15,000
Convertible preferred stock outstanding	240,000	240,000
	1,431,956	$1,073,631

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $106,073 and $295,119 as advertising costs for the three and nine months ended September 30, 2022, respectively. The Company charged to operations $114,584 and $320,278 for the three and nine months ended September 30, 2021, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. Grant receivables were $99,355 and $56,359 as of September 30, 2022 and December 31, 2021, respectively. Deferred revenues related to the grant were $0 as of September 30, 2022 and December 31, 2021. $390,857 and $1,250,231 was recorded as grant income for the three and nine months ended September 30, 2022, respectively. $412,552 and $531,134 was recorded as grant income for the three and nine months ended September 30, 2021, respectively. The F&A indirect costs were $289,927 and $272,681 as of September 30, 2022 and December 31, 2021, respectively. The grant provides for $516,218 in funding for F&A indirect costs. The remaining facilities and administrative indirect cost over allocation is $9,671 as of September 30, 2022. The Company will contact NIH to request an update to the F&A indirect cost rate.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $342,553 and $923,354 for the three and nine months ended September 30, 2022, respectively. The Company incurred research and development expenses of $589,985 and $1,371,484 for the three and nine months ended September 30, 2021, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2022 and December 31, 2021, the Company has not recorded any unrecognized tax benefits.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2022, the Company had cash and restricted cash of $63,529 and working capital deficit of $4,161,281. During the nine months ended September 30, 2022, the Company used net cash in operating activities of $1,592,197. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

On January 3, 2022, the Company entered into a Subscription Agreement (the “Galligan 2022 Subscription Agreement”) with The J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a member of the Company’s Board. Although the Galligan Subscription Agreement was dated January 3, 2022 and signed on January 11th, it did not become effective until the aggregate purchase price owed pursuant to the Galligan Subscription Agreement was paid in cash to the Company on January 19, 2022. The terms, amounts, and conditions of the Galligan 2022 Subscription Agreement (including the number of shares of common stock purchased and the purchase price) are substantially the same as the Lucido 2022 Subscription Agreement.

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

On August 2, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due August 2, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $76,890. On September 21, 2022, the Company entered into an Exchange Agreement (the “Louis Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000, the accrued interest on the promissory note of $2,055, and the unpaid service fees of $215,000 into the Company’s 290,480 shares of common stock.

.The Company has applied for forgiveness of all of the loan granted under the PPP and forgiveness of the PPP has been granted effective August 22, 2022.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of September 30, 2022 was $20,000.

On September 21, 2022, the Company entered into an Exchange Agreement (the “Joseph Exchange Agreement”) with Joseph J Galligan, a member of the Company’s Board, pursuant to which Mr. Joseph Galligan agreed to exchange of the promissory note then outstanding of $125,000, the accrued interest on the promissory note of $46,548, and the unpaid service fees of $175,090 into the Company’s 194,740 shares of common stock.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Prepaid insurance	$-	$3,680
Prepaid subscription services	62,392	79,455
Prepaid R&D	18,700	-
Other prepaid expenses	22,368	1,494
	$103,460	$84,629

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(111,412)	(91,708)
	$83,139	$102,843

Depreciation expense charged to operations amounted to $6,568 and $19,704, respectively, for the three and nine months ended September 30, 2022. Depreciation expense charged to operations amounted to $6,663 and $21,211, respectively, for the three and nine months ended September 30, 2021.

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

Lease liability is summarized below:

	September 30,	December 31,
	2022	2021
Total lease liability	$347,096	$435,405
Less: short term portion	130,559	119,733
Long term portion	$216,537	$315,672

Maturity analysis under these lease agreements are as follows:

Total
2022	$38,160
2023	154,771
2024	159,420
2025	31,690
Subtotal	384,041
Less: present value discount	(36,945)
Lease liability	$347,096

Lease expense for the three and nine months ended September 30, 2022 and 2021 was comprised of the following:

	Three Months Ended
	September 30,
	2022	2021
Operating lease expense	$36,192	$35,955
	$36,192	$35,955

	Nine Months Ended
	September 30,
	2022	2021
Operating lease expense	$108,576	$107,865
	$108,576	$107,865

During the nine months ended September 30, 2022 and 2021, the Company paid $112,036 and $108,682 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term	2.3	3.1

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019. Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of the intellectual property of $0. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of the intellectual property of $11,790 and $35,370, respectively. The Company tested the intellectual property during 2021 and determined that, based on its qualitative assessment, that it is more likely than not that the fair value of the intellectual property is less than the carrying value, and thus recorded $141,480 impairment loss, which brings the carrying value of the intellectual property to $0.

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $294 and $884, respectively. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of $295 and $884, respectively. As of September 30, 2022, the accumulated amortization of these patents was $4,699.

The future amortization of the patents are as follows:

Year	Amount
2022	285
2023	1,169
2024	1,169
2025	1,169
2026 and after	6,709
$10,501

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Accounts payable	$1,267,215	$986,605
Related party payable	658,021	790,300
Interest payable on notes payable	1,191,170	1,153,773
Interest payable on notes payable, related parties	293,567	224,592
Deferred insurance	-	2,561
Interest payable on EIDL loan	5,909	4,076
Interest payable on PPP loan	-	983
Accrued expenses	6,305	25,670
	$3,422,187	$3,188,560

NOTE 9 - NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of September 30, 2022 and December 31, 2021 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2022 and December 31, 2021 is $200,000. The interest expense during the three and nine months ended September 30, 2022 was $12,603 and $37,397, respectively. The interest expense during the three and nine months ended September 30, 2021 was $3,014 and $3,014, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of 3 years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the nine months ended September 30, 2022, the Company issued the warrant that entitles the third party to purchase 48,309 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $86,821, which the Company recognized as interest expense.

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of September 30, 2022 and December 31, 2021, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of September 30, 2022 and December 31, 2021 was $1,500.

The Company issued to Joe Galligan (a holder of between 10% and 15% of the Company’s shares of common stock who became a member of the Board on February 16, 2021) one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. During 2019 and 2020 the note was extended three times, ultimately rendering the note due on demand. On September 21, 2022, the Company entered into the Joseph Exchange Agreement, pursuant to which Mr. Joseph Galligan agreed to exchange of the promissory note then outstanding of $125,000, the accrued interest on the promissory note of $46,548, and the unpaid service fees of $175,090 into the Company’s 194,740 shares of common stock. The balance outstanding as of September 30, 2022 and December 31, 2021 was $0 and $125,000, respectively.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of September 30, 2022 and December 31, 2021 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2022 and December 31, 2021 is $500,000. The interest expense during the three and nine months ended September 30, 2022 was $31,507 and $93,493, respectively. The interest expense during the three and nine months ended September 30, 2021 was $7,534 and $7,534, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the nine months ended September 30, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

On August 2, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido, a member of the Company’s Board of Directors, for $300,000 with principal and interest due August 2, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $76,890. On September 21, 2022, the Company entered into the Louis Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000, the accrued interest on the promissory note of $2,055, and the unpaid service fees of $215,000 into the Company’s 290,480 shares of common stock.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of September 30, 2022 was $20,000.

The interest expense during the three and nine months ended September 30, 2022 were $40,822 and $117,578, respectively. The interest expense during the three and nine months ended September 30, 2021 were $15,041 and $29,810, respectively. As of September 30, 2022 and December 31, 2021, the accumulated interest on related parties notes payable was $293,567 and $224,592, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

NOTE 11 - PAYCHECK PROTECTION PROGRAM LOAN

On May 14, 2020, the Company executed a promissory note evidencing an unsecured loan in the amount of $28,000 under the PPP, which was established under the CARES Act and is administered by the U.S. Small Business Administration (“SBA”). The Loan has been made through Citizens Business Bank (“Lender”).

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

On April 9, 2021 the Company received $131,440 from Citizens Business Bank as the second tranche loan under the PPP Loan. The maximum term of the PPP Loan is five -years and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for sixteen months. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company has applied for forgiveness of all of the loan granted under the PPP and forgiveness of the PPP has been granted effective August 22, 2022. The Company recognized a gain from the forgiveness of the PPP loan that is included in other miscellaneous income on the statement of operations.

The interest expense during the three and nine months ended September 30, 2022 was $331 and $1,000, respectively. The interest expense during the three and nine months ended September 30, 2021 was $360 and $659, respectively As of September 30, 2022 and December 31, 2021, the accumulated interest on PPP Loan was $0 and $983, respectively.

NOTE 12 - ECONOMIC INJURY DISASTER LOAN

On July 17, 2020, the Company executed the standard loan documents required for securing a loan from SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the loan agreement, the principal amount of the Economic Injury Disaster Loan (“EIDL”) is $74,300, with proceeds to be used for working capital purposes. The EIDL loan is secured by the tangible and intangible personal property of the Company.

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

The interest expense during the three and nine months ended September 30, 2022 was $702 and $2,084, respectively. The interest expense during the three and nine months ended September 30, 2021 was $702 and $2,084, respectively. As of September 30, 2022 and December 31, 2021, the accumulated interest on EIDL Loan was $5,909 and $4,076, respectively.

During the three and nine months ended September 30, 2022, the Company made principal payment of $112 and interest payment of $251.

The future principal payments are as follows:

Year	Amount
2022	$-
2023	-
2024	-
2025	-
2026	-
2027 and after	74,188
$74,188

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

During the three and nine months ended September 30, 2022, the Company amortized $121,774 and $355,662, respectively, as interest expense. During the three and nine months ended September 30, 2021, the Company amortized $121,774 and $355,662, respectively, as interest expense.

NOTE 14 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of September 30, 2022 and December 31, 2021, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of September 30, 2022 and December 31, 2021 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of September 30, 2022 and December 31, 2021 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Nine months ended September 30, 2022

During the nine months ended September 30, 2022, the Company issued an aggregate of 65,866 shares of its common stock for services rendered valued at $191,805 based on the underlying market value of the common stock at the date of issuance, among which 29,750 shares valued at $75,000 were issued to the board of directors for board compensation.

During the nine months ended September 30, 2022, the Company issued an aggregate of 229,886 shares of its common stock pursuant to the Lucido 2022 Subscription Agreement and the Galligan 2022 Subscription Agreement. The common shares were recorded at a price of $4.35 per shares for gross proceeds to the Company of $1,000,000.

During the nine months ended September 30, 2022, the Company issued an aggregate of 110,619 shares of its common stock pursuant to the DeCsepel 2022 Subscription Agreement. The common shares were recorded at a price of 2.26 per shares for gross proceeds to the Company of $250,000.

During the nine months ended September 30, 2022, the Company issued an aggregate of 485,220 shares of its common stock in connection with conversion of promissory notes and accounts payable (see Note 10). The 485,220 shares of common stock were valued at an aggregate value of $1,062,632, resulting in $198,939 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

During the nine months ended September 30, 2022, the Company issued 33,000 shares as additional consideration for the issuance of a promissory note (see Note 10). The 33,000 shares of common stock were valued at an aggregate value of $76,890.

As of September 30, 2022, and December 31, 2021, the Company had 7,623,559 and 6,698,968 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of September 30 2022, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As September 30, 2022, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of September 30, 2022, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 26,373 stock options. As of September 30, 2022, an aggregate total of 668,627 options can still be granted under the plan.

During the nine months ended September 30, 2022, the Company approved the grant of 14,000 stock options to three consultants valued at $31,374. The term of the options was three years, and the vesting period of is among one to two years.

During the nine months ended September 30, 2022, the Company approved the grant of 29,100 stock options to one director valued at $78,742. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2022:

Risk-free interest rate	0.91% - 4.06%
Expected term (years)	3.00 - 5.00
Expected volatility	129.95%-140.30%
Expected dividends	0.00

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	815,351	$7.85	4.9	$795,115
Expired	(350)	1.60	-	-
Grants	43,100	3.85	4.0	-
Outstanding at September 30, 2022	858,101	$7.66	4.2	$13,649
Exercisable at September 30, 2022	848,559	$7.68	4.2	$13,649

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $2.05 as of September 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2022:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	351,126	3.7	351,126	3.7
2.51-5.00	62,808	2.9	61,808	2.9
5.01 and up	444,167	4.6	435,625	4.7
	858,101	4.2	848,559	4.2

The stock-based compensation expense related to option grants was $23,326 and $91,703 during the three and nine months ended September 30, 2022, respectively. The stock-based compensation expense related to option grants was $0 and $8,715 during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, stock-based compensation related to options of $18,415 remains unamortized and is expected to be amortized over the weighted average remaining period of 17 months.

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

During the nine months ended September 30, 2022, the Company issued a warrant that entitles a third party to purchase 48,309 common shares due to the loan default (see Note 9). The fair value of the warrant on June 8, 2022 was $86,821, which the Company recognized as interest expense.

During the nine months ended September 30, 2022, the Company issued a warrant that entitles Kent Emry (Chairman of the Company) to purchase 119,617 common shares due to the loan default (see Note 10). The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2022:

Risk-free interest rate	2.94%
Expected term (years)	3.00
Expected volatility	139.37%
Expected dividends	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$5.06	333,855	2.6	$5.06	333,855	2.6
	333,855	2.6	$5.06	333,855	2.6

The following table summarizes the warrant activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at December 31, 2021	-	$-
Grants	333,855	5.06
Outstanding at September 30, 2022	333,855	$5.06
Exercisable at September 30, 2022	333,855	$5.06

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

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a member of the Company’s Board of Directors. The Company received an aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due as of September 30, 2022 and December 31, 2021, under these two Subscription and Royalty Agreements.

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

On January 3, 2022, the Company entered into a Subscription Agreement (the “Galligan 2022 Subscription Agreement”) with The J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors. The terms and conditions of the Galligan 2022 Subscription Agreement (including the number of shares of common stock purchased and the purchase price) are substantially the same as the Lucido 2022 Subscription Agreement. As of September 30, 2022, the Company classified $24,429 as restricted cash as they will exclusively be used for accrued and projected legal fees from Buchalter per the Subscription Agreement. The aggregate Purchase Price owed pursuant to the Galligan 2022 Subscription Agreement was paid in cash to the Company on January 19, 2022.

On August 2, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido, a member of the Company's Board of Directors, for $300,000 with principal and interest due August 2, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $76,890. On September 21, 2022, the Company entered into the Louis Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000, the accrued interest on the promissory note of $2,055, and the unpaid service fees of $215,000 into the Company’s 290,480 shares of common stock.

On September 21, 2022, the Company entered into the Joseph Exchange Agreement, pursuant to which Mr. Joseph Galligan agreed to exchange of the promissory note then outstanding of $125,000, the accrued interest on the promissory note of $46,548, and the unpaid service fees of $175,090 into the Company’s 194,740 shares of common stock. The balance outstanding as of September 30, 2022 and December 31, 2021 was $0 and $125,000, respectively.

As of September 30, 2022 and December 31, 2021, the Company’s related party payable was $951,588 and $1,014,892 , which comprised of compensation payable and interest payable to directors.

During the nine months ended September 30, 2022 and 2021, the Company issued 29,750 and 25,687, respectively, shares of common stock valued at $75,000 and $77,500, respectively, to directors.

During the nine months ended September 30, 2022, the Company approved the grant 29,100 stock options to one director, for a director’s compensation, valued at $78,742 . The term of the options was five years, and the options vested immediately.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended September 30, 2022 included 84% from one customer of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the nine months ended September 30, 2022 included 81% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended September 30, 2021 included 100% from one customer of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the nine months ended September 30, 2021 included 75% from one customer of the Company’s total revenues.

At September 30, 2022, two customers accounted for 94% of the Company’s total accounts receivable with an aggregate amount of $62,643. At December 31, 2021, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $1,500.

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

A reconciliation of the BioCorRx Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2022:

Net loss	$(7,802)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(1,888)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2022:

Net loss	$(17,335)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(4,195)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2022:

Balance, December 31, 2021	$(117,838)
Net loss attributable to the non-controlling interest	(4,195)
Balance, September 30, 2022	$(122,033)

Net loss attributable to the non-controlling interest for the three months ended September 30, 2021:

Net loss	$(1,643)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(398)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2021:

Net loss	$(7,709)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(1,866)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2021:

Balance, December 31, 2020	$(115,454)
Net loss attributable to the non-controlling interest	(1,866)
Balance, September 30, 2021	$(117,320)

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

Pursuant to the Lucido Subscription and Royalty Agreement: (i) Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the “Purchase Price”), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay Lucido (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1 st) day that the first unit of the treatment is sold (the “Initial Sales Date”) and ending on the third (3 rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3 rd) anniversary of the Initial Sales Date and ending on the fifteenth (15 th) anniversary of the Initial Sales Date (the “Royalty”). The Company will use no less than 65% of the proceeds of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement exclusively to develop, launch and expand the Company’s weight loss program (the “Business”) including sales and marketing activities directly related to the Business, and shall be free to use up to 35% of the aggregate Purchase Price of the Lucido Subscription and Royalty Agreement for general working capital and administration, and for further product development. The Company received consent of Mr. Lucido to use more than 35% of the aggregate Purchase Price for general working capital and administration, and for further product development.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of September 30, 2022. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of September 30, 2022 and December 31, 2021, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of September 30, 2022 and December 31, 2021, there are no payments due.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of September 30, 2022, $46,422 were due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of September 30, 2022 is $78,889.

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

As of September 30, 2022, the Company has entered into six scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. During the nine months ended September 30, 2022, the Company approved the grant of 4,000 stock options to one consultant valued at $12,428. The term of the options was three years, and the vesting period of is among one year. There was no meeting held during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company approved the grant of 10,000 stock options to two sales representatives for consulting services valued at $18,946. The term of the options was three years, and the vesting period of is over two years. Consultants shall also be entitled to receive a performance-based bonus, contingent on achieving certain gross revenue milestones: (i) Company shall grant 10,000 incentive Stock Options upon achievement of U.S. $500,000 collected gross revenues, (ii) Company shall grant 20,000 incentive Stock Options to the Agent under its Stock Option Plan upon achievement of U.S. $1,000,000 collected gross revenues, (iii) Company shall grant 30,000 incentive Stock Options to the Agent under its Stock Option Plan upon achievement of U.S. $1,500,000 collected gross revenues, (iv) Company shall grant 40,000 incentive Stock Options to the Agent under its Stock Option Plan upon achievement of U.S. $2,000,000 collected gross revenues. The Stock Options shall expire in three (3) years from the date of grant and the exercise price shall be equal to the fair market value of the shares on the date of the grant, the Stock Options shall vest immediately.

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

NOTE 20 - SUBSEQUENT EVENTS

As of November 11, 2022, the Company issued an aggregate of 4,745 shares of its common stock for consulting services and one employee valued at $8,875.

As of November 11, 2022, the Company has: (i) entered into one sales distribution agreement for UnCraveRx Weight Loss Program (ii) entered into one purchase agreement for the Beat Addiction Recovery Program (iii) entered into one employee stock agreement.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $99,355 and $56,359 as of September 30, 2022 and December 31, 2021, respectively. Deferred revenues related to the grant were $0 as of September 30, 2022 and December 31, 2021. $390,857 and $1,250,231 was recorded as grant income during the three and nine months ended September 30, 2022, respectively. $412,552 and $531,134 was recorded as grant income during the three and nine months ended September 30, 2021, respectively.

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

On August 2, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due August 2, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $76,890. On September 21, 2022, the Company entered into an Exchange Agreement (the “Louis Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000, the accrued interest on the promissory note of $2,055, and the unpaid service fees of $215,000 into the Company’s 290,480 shares of common stock.

The Company has applied for forgiveness of all of loan granted under the PPP and forgiveness of PPP loan been granted effective August 22, 2022.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of September 30, 2022 was $20,000.

On September 21, 2022, the Company entered into an Exchange Agreement (the “Joseph Exchange Agreement”) with Joseph J Galligan, a member of the Company’s Board, pursuant to which Mr. Joseph Galligan agreed to exchange of the promissory note then outstanding of $125,000, the accrued interest on the promissory note of $46,548, and the unpaid service fees of $175,090 into the Company’s 194,740 shares of common stock.

Results of Operations

Three Months ended September 30, 2022 Compared with Three Months ended September 30, 2021

	2022	2021
Revenues, net	$94,441	$8,817
Total operating expenses	(1,123,569)	(1,643,466)
Interest expense - related parties	(239,487)	(136,815)
Interest expense, net	(13,624)	(4,325)
Loss on settlement of debt	(198,939)	-
Grant income	390,857	412,552
Other miscellaneous income	139,315	-
Net loss	(951,006)	(1,363,237)
Non-controlling interest	1,888	398
Net loss attributable to BioCorRx Inc.	$(949,118)	$(1,362,839)

Revenues

Total net revenues for the three months ended September 30, 2022 were $94,441 compared with $8,817 for the three months ended September 30, 2021, reflecting an increase of 971.1%. Sales/access fees for the three months ended September 30, 2022 and 2021 were $2,250 and $0, respectively, reflecting an increase of $2,250. The primary reason for the increase in 2022 is directly related to the increased number of patients treated at licensed clinics during the third quarter of 2022. Project support income for the three months ended September 30, 2022 and 2021 were $79,263 and $0, respectively, reflecting an increase of $79,263. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The primary reason for the increase in 2022 is directly related to the development of the new revenue stream during 2022. Distribution rights income for the three months ended September 30, 2022 and 2021 were $11,129 and $8,817, respectively, reflecting an increase of $2,312. The primary reason for the increase in distribution rights income was due licensing of CBT modules during the third quarter of 2022. Membership/program fees for the three months ended September 30, 2022 and 2021 were $1,799 and $0, respectively. The primary reason for the increase in 2022 was due to the increased customers of the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2022 and 2021 were $1,123,569 and $1,643,466, respectively, reflecting a decrease of $519,897. The reasons for the decrease in 2022 are primarily due to (i) a decrease of $247,432 in research and development expense and conclusion of the preclinical studies of BICX102, from $589,985 for the three months ended September 30, 2021 to $342,553 for the three months ended September 30, 2022; (ii) a decrease of $141,480 impairment expense, from $141,480 for the three months ended September 30, 2021 to $0 for the three months ended September 30, 2022; (3) a decrease of $78,721 in accounting and legal fees due to less legal services used during the third quarter of 2022, from $144,215 for the three months ended September 30, 2021 to $65,494 for the three months ended September 30, 2022; and (iv) a decrease of $37,354 in consulting fees due to decreased consulting services during the third quarter of 2022, from $196,630 for the three months ended September 30, 2021 to $159,276 for the three months ended September 30, 2022.

Interest Expense - Related Parties

Interest expense - related parties for the three months ended September 30, 2022 and 2021 were $239,487 and $136,815, respectively. The increase is mainly due to (i) the issuance of note payables with a stated interest rate of 25% per annum, (ii) the issuance of note payable with a stated interest rate of 5% per annum, and (iii) 33,000 shares issued as additional consideration for the issuance of a promissory note (see Note 10).

Interest Expense

Interest expense for the three months ended September 30, 2022 and 2021 were $13,624 and $4,325, respectively. The increase is mainly due to the issuance of note payables with a stated interest rate of 25% per annum.

Loss on Settlement of Debt

Loss on settlement of debt for the three months ended September 30, 2022 and 2021 were $198,939 and $0, respectively. During the three months ended September 30, 2022, the Company issued an aggregate of 485,220 shares of its common stock in connection with conversion of promissory notes and accounts payable (see Note 10). The 485,220 shares of common stock were valued at an aggregate value of $1,062,632, resulting in $198,939 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

Grant Income

During the three months ended September 30, 2022, the Company recognized grant income of $390,857 as compared to $412,552 for the comparable period last year. The larger grant income in 2022 was due to that on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Other Miscellaneous Income

Other miscellaneous income for the three months ended September 30, 2022 and 2021 were $139,315 and $0, respectively. The increase is mainly due to the forgiveness of the PPP loan on August 22, 2022.

Net Loss

For the three months ended September 30, 2022, the Company experienced a net loss of $951,006 compared with a net loss of $1,363,237 for the three months ended September 30, 2021. The decrease in net loss is primarily due to the decreased operating expenses.

Nine Months ended September 30, 2022 Compared with Nine Months ended September 30, 2021

	2022	2021
Revenues, net	$130,961	$34,659
Total operating expenses	(3,643,119)	(4,211,930)
Interest expense - related parties	(765,105)	(385,472)
Interest expense, net	(127,226)	(5,825)
Loss on settlement of debt	(198,939)	-
Grant income	1,250,231	531,134
Other miscellaneous income	139,381	28,229
Net loss	(3,213,816)	(4,009,205)
Non-controlling interest	4,195	1,866
Net loss attributable to BioCorRx Inc.	$(3,209,621)	$(4,007,339)

Revenues

Total net revenues for the nine months ended September 30, 2022 were $130,961 compared with $34,659 for the nine months ended September 30, 2021, reflecting an increase of 277.9%. Sales/access fees for the nine months ended September 30, 2022 and 2021 were $12,810 and $0, respectively, reflecting an increase of $12,810. The primary reason for the increase in 2022 is directly related to the increased number of patients treated at licensed clinics. Project support income for the nine months ended September 30, 2022 and 2021 were $79,263 and $0, respectively, reflecting an increase of $79,263. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The primary reason for the increase in 2022 is directly related to the development of the new revenue stream during 2022. Distribution rights income for the nine months ended September 30, 2022 and 2021 were $28,476 and $26,664, respectively, reflecting an increase of $1,812. The primary reason for the increase in distribution rights income was due to a new license entered during the third quarter of 2022. Membership/program fees for the nine months ended September 30, 2022 and 2021 were $10,412 and $7,995, respectively. The primary reason for the increase in 2022 was due to the increased customers of the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2022 and 2021 were $3,643,119 and $4,211,930, respectively, reflecting a decrease of $568,811.

The reasons for the decrease in 2022 are primarily due to (i) a decrease of $448,130 in research and development expense and conclusion of the preclinical studies of BICX102, from $1,371,484 for the nine months ended September 30, 2021 to $923,354 for the nine months ended September 30, 2022; (ii) a decrease of $141,480 impairment expense, from $141,480 for the nine months ended September 30, 2021 to $0 for the nine months ended September 30, 2022; and (iii) a decrease of $71,240 in accounting and legal fees due to less legal services used in 2022, from $464,918 for the nine months ended September 30, 2021 to $393,678 for the nine months ended September 30, 2022, partially offset by an increase of $117,167 in stock-based compensation related to both directors and service providers due to new issuance of stock options in 2022, from $166,340 for the nine months ended September 30, 2021 to $283,507 for the nine months ended September 30, 2022.

Interest Expense - Related Parties

Interest expense - related parties for the nine months ended September 30, 2022 and 2021 were $765,105 and $385,472, respectively. The increase is mainly due to (i) the issuance of note payables with a stated interest rate of 25% per annum, (ii) the recognition of the fair value of warrants as interest expense due to loan default, (iii) the issuance of note payable with a stated interest rate of 5% per annum, and (iv) 33,000 shares issued as additional consideration for the issuance of a promissory note (see Note 10).

Interest Expense

Interest expense for the nine months ended September 30, 2022 and 2021 were $127,226 and $5,825, respectively. The increase is mainly due to the issuance of note payables with a stated interest rate of 25% per annum and the recognition of the fair value of warrants as interest expense due to loan default.

Loss on Settlement of Debt

Loss on settlement of debt for the nine months ended September 30, 2022 and 2021 were $198,939 and $0, respectively. During the nine months ended September 30, 2022, the Company issued an aggregate of 485,220 shares of its common stock in connection with conversion of promissory notes and accounts payable (see Note 10). The 485,220 shares of common stock were valued at an aggregate value of $1,062,632, resulting in $198,939 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

Grant Income

During the nine months ended September 30, 2022, the Company recognized grant income of $1,250,231 as compared to $531,134 for the comparable period last year. The larger grant income in 2022 was due to that on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Other Miscellaneous Income

Other miscellaneous income for the nine months ended September 30, 2022 and 2021 were $139,381 and $28,229, respectively. The increase is mainly due to the forgiveness of the PPP loan on August 22, 2022.

Net Loss

For the nine months ended September 30, 2022, the Company experienced a net loss of $3,213,816 compared with a net loss of $4,009,205 for the nine months ended September 30, 2021. The decrease in net loss is primarily due to the decreased operating expenses.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash and restricted cash of $63,529. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2022	2021
Net cash used in operating activities	$(1,592,197)	$(2,890,034)
Net cash used in investing activities	-	(38,002)
Net cash provided by financing activities	1,569,888	3,081,440
Net (decrease) increase in cash	(22,309)	153,404
Cash and restricted cash, beginning of period	85,838	592,053
Cash and restricted cash, end of period	$63,529	$745,457

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the nine months ended September 30, 2022 and 2021, the Company received $1,250,000 and $2,250,000, respectively, proceeds from common stock subscription agreement.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2022 and December 31, 2021 is $200,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the nine months ended September 30, 2022, the Company issued the warrant that entitles the third party to purchase 48,309 common shares due to the loan default.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2022 and December 31, 2021 is $500,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the nine months ended September 30, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default.

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

On August 2, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due August 2, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $76,890. On September 21, 2022, the Company entered into an Exchange Agreement (the “Louis Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000, the accrued interest on the promissory note of $2,055, and the unpaid service fees of $215,000 into the Company’s 290,480 shares of common stock.

The Company has applied for forgiveness of all of loan granted under the PPP and forgiveness of PPP loan been granted effective August 22, 2022.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of September 30, 2022 was $20,000.

On September 21, 2022, the Company entered into an Exchange Agreement (the “Joseph Exchange Agreement”) with Joseph J Galligan, a member of the Company’s Board, pursuant to which Mr. Joseph Galligan agreed to exchange of the promissory note then outstanding of $125,000, the accrued interest on the promissory note of $46,548, and the unpaid service fees of $175,090 into the Company’s 194,740 shares of common stock.

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,592,197 for the nine months ended September 30, 2022 compared to $2,890,034 used in operating activities for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in net loss and an increase in operating liabilities.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $0 compared to $38,002 used in investing activities for the nine months ended September 30, 2021. The decrease was primarily due to purchase on equipment and costs on software development during the nine months ended September 30, 2021.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $1,511,552, from $3,081,440 provided by financing activities for the nine months ended September 30, 2021 to $1,569,888 cash provided by financing activities for the nine months ended September 30, 2022.

The Company issued 340,505 shares of common stock for proceeds of $1,250,000 during the nine months ended September 30, 2022. On September 20, 2022, the Company received $20,000 advances from Mr. Lucido. On August 2, 2022, the Company issued an unsecured promissory note payable to Mr. Lucido for $300,000 with principal and interest due August 2, 2023, with a stated interest rate of 5% per annum.

The Company issued 1,125,000 shares of common stock for proceeds of $2,250,000 during the nine months ended September 30, 2021. The Company also received $131,440 from Citizens Business Bank as the second tranche loan under the PPP loan during the nine months ended September 30, 2021. The Company has applied for forgiveness of all of the loan granted under the PPP and forgiveness of the PPP has been granted effective August 22, 2022. On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry (member of the Company’s Board of Directors) for $500,000 due June 8, 2022, with a stated interest rate of 25% per annum. On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 due June 8, 2022, with a stated interest rate of 25% per annum.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2022, the Company had a working capital deficit of $4,161,281, and an accumulated deficit of $73,176,313. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of September 30, 2022, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2022 that were not previously reported in a Current Report on Form 8-K except as follows. All of these shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering.:

During the nine months ended September 30, 2022, the Company issued an aggregate of 65,866 shares of its common stock for services rendered valued at $191,805 based on the underlying market value of the common stock at the date of issuance, among which 29,750 shares valued at $75,000 were issued to the board of directors for board compensation.

During the nine months ended September 30, 2022, the Company issued an aggregate of 229,886 shares of its common stock pursuant to the Lucido 2022 Subscription Agreement and the Galligan 2022 Subscription Agreement. The common shares were recorded at a price of $4.35 per shares for gross proceeds to the Company of $1,000,000.

During the nine months ended September 30, 2022, the Company issued an aggregate of 110,619 shares of its common stock pursuant to the DeCsepel 2022 Subscription Agreement. The common shares were recorded at a price of 2.26 per shares for gross proceeds to the Company of $250,000.

During the nine months ended September 30, 2022, the Company issued an aggregate of 485,220 shares of its common stock in connection with conversion of promissory notes and accounts payable (290,480 shares were issued to Mr. Lucido and 194,740 shares were issued to Mr. Galligan, both members of the Board of Directors). The 485,220 shares of common stock were valued at an aggregate value of $1,062,632, resulting in $198,939 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

During the nine months ended September 30, 2022, the Company issued 33,000 shares (to Mr. Lucido, a member of the Board of Directors) as additional consideration for the issuance of a promissory note. The 33,000 shares of common stock were valued at an aggregate value of $76,890.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2022 and December 31, 2021 is $200,000. The interest expense during the three and nine months ended September 30, 2022 was $12,603 and $37,397, respectively. The interest expense during the three months and nine months ended September 30, 2021 were $3,014 and $3,014, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of 3 years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the nine months ended September 30, 2022, the Company issued the warrant that entitles the third party to purchase 48,309 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $86,821, which the Company recognized as interest expense.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2022 and December 31, 2021 is $500,000. The interest expense during the three and nine months ended September 30, 2022 was $31,507 and $93,493, respectively. The interest expense during the three and nine months ended September 30, 2021 was $7,534 and $7,534, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the nine months ended September 30, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

10.1	Form of Exchange Agreement entered into with Messrs. Galligan and Lucido in Sept 2022**
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

BIOCORRX INC.

Date: November 14, 2022	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

