Form 10-K
period 2022-12-31
BioCorRx Inc.
filed 2023-03-31
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2022 was $12,386,815 based on the closing price of $2.50 per share of common stock of BioCorRx, Inc. as quoted on the OTCQB Marketplace on that date.

As of March 30, 2023, there were 7,737,418 shares of registrant’s common stock outstanding.

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

On October 31, 2011, we completed a reverse acquisition transaction through a share exchange with FSP (“Share Exchange”) whereby we acquired all of the issued and outstanding shares of FSP in exchange for 37,000,000 shares of our common stock, which represented approximately 31.3% of our total shares outstanding immediately following the closing of the Share Exchange. As a result of the Share Exchange, FSP became our wholly-owned subsidiary.

The Share Exchange was treated as a reverse acquisition, with FSP as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of FSP.

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

The BioCorRx® Recovery Program is a comprehensive addiction program which includes peer support and Cognitive Behavioral Therapy (CBT) modules (typically completed in 16 sessions on average but not limited to), coupled with a naltrexone implant. CBT is an evidence-based method that can be used to change thoughts, feelings, behaviors and improve overall life satisfaction. The implant is specifically compounded with a prescription from a medical doctor for each individual and is designed to release naltrexone into the body over multiple months. The naltrexone implant means a single administration, long-acting naltrexone pellet(s) that consists of a naltrexone formulation in a biodegradable form that is suitable for subcutaneous implantation in a particular patient.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $130,152 and $56,359 as of December 31, 2022 and 2021, respectively. Deferred revenues related to the grant were $0 as of December 31, 2022 and 2021. $1,789,496 and $835,924 were recorded as grant income during the years ended December 31, 2022 and 2021, respectively.

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

On May 22, 2018, entered into an amended license agreement with JPL, LLC. In accordance with the terms and conditions of the amended agreement: (i) the Company may buy back the license agreement at any time; (ii) the Company agrees to waive all annual minimum royalties or sales requirements for JPL; (iii) in the event the Company is acquired or a change of control occurs the Company may buy back the license agreement.

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the BioCorRx Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”).

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2022. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2022 and 2021, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek. As of December 31, 2022 and 2021, there are no payments due.

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

The remaining commitment to Charles River is $28,936 as of December 31, 2022.

On January 11, 2022, the Company entered into a Master Clinical Trial Agreement (the “MCTA”) with Memorial Research Medical Clinic dba Orange County Research Center (the “OCRC”). Researchers at the OCRC will perform Phase 1 clinical trial with BICX104. The total consideration the Company will pay MCTA for the Phase 1 clinical trial is $657,640.

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of December 31, 2022, $70,138 were due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of December 31, 2022 is $393,776.

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

We have incurred significant losses since our inception and have not demonstrated an ability to generate sufficient revenues from the sales of our products and services to achieve profitable operations. For the year ended December 31, 2022, the Company had a loss from operations of $4,376,832  and negative cash flows from operations of $2,041,773. Our audited consolidated financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2022.

The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2023, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. Management has developed a plan to continue operations, develop its products, and acquire technologies and assets. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. There can be no assurance that profitable operations could ever be achieved, or if achieved, could be sustained on a continuing basis.

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

We have experienced significant operating losses in each period since we began investing resources in the BioCorRx® Recovery Program. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the year ended December 31, 2022, we recorded a net loss applicable to common shareholders of $4,369,413, or ($0.61) per share, as compared with $5,278,381, or ($0.81) per share, of the corresponding year in 2021. We expect to continue to incur operating losses until distribution and licensing of the BioCorRx® Recovery Program increases substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

As of March 30, 2023, approximately 14 licensed providers have agreed to offer the BioCorRx® Recovery Program and approximately 11 providers have agreed to offer the UnCraveRx® Weight Loss Management Program. If more licensed providers do not agree to offer the programs to their patients, the programs may not achieve market acceptance and we may not become profitable. Delayed adoption of our program by licensed providers could lead to a delayed adoption by patients. Licensed providers may not agree to offer the programs to their patients until certain conditions have been satisfied including, among others:

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

Our success is substantially dependent on the continued service of our (“President”) President, Brady Granier, and our Chief Executive Officer and Chief Financial Officer (“CEO” and “CFO”, respectively), Lourdes Felix. The Company does not carry key person life insurance on any of its management, which would leave the Company uncompensated for the loss of any of its management. The loss of the services of any of our senior management has made, and could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

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

During the year ended December 31, 2022, the Company recognized grant income of $1,789,496 as compared to $835,924 for the comparable year last year. We feel grant income may potentially be a significant portion of our other income in fiscal year 2023 based on: the transition and commencement to clinical trial implementation phase (“UH3”) in 2021. Approximately $3.5 million for the second phase of the grant was awarded on September 1, 2021 under award number UG3DA047925 awarded by National Institute on Drug Abuse (NIDA), part of National Institutes of Health (NIH). The UH3 phase will allow the Company to be eligible for additional funding for up to 2 years to carry out the clinical stage studies . Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

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

Our business will be adversely impacted by the effects of the Novel Coronavirus (“COVID-19”). In addition to global macroeconomic effects, the COVID-19outbreak and any other related adverse public health developments will cause disruption to our operations, research and development, and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the COVID-19 or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,932.55 in attorney’s fees. While the Company cannot predict the outcome of this matter, the Company has accrued $322,000 as a loss contingency for this matter.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTC Bulletin Board on August 30, 2010. Our common stock now trades on the OTCQB marketplace owned by OTC Markets Group Inc.

As of March 30, 2023, 7,737,418 shares of our common stock were issued and outstanding.

Holders

As of March 30, 2023, there were approximately 144 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2022, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

The shares of common stock listed below were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

During the year ended December 31, 2022, the Company issued an aggregate of 111,443 shares of its common stock for services rendered valued at $243,430 based on the underlying market value of the common stock at the date of issuance, among which 56,345 shares valued at $100,000 were issued to the board of directors for board compensation.

During the year ended December 31, 2022, the Company issued an aggregate of 229,886 shares of its common stock pursuant to the Lucido 2022 Subscription Agreement and the Galligan 2022 Subscription Agreement. The common shares were recorded at a price of $4.35 per shares for gross proceeds to the Company of $1,000,000.

During the year ended December 31, 2022, the Company issued an aggregate of 110,619 shares of its common stock pursuant to the DeCsepel 2022 Subscription Agreement. The common shares were recorded at a price of $2.26 per shares for gross proceeds to the Company of $250,000.

During the year ended December 31, 2022, the Company issued an aggregate of 485,220 shares of its common stock in connection with conversion of promissory notes and accounts payable. The 485,220 shares of common stock were valued at an aggregate value of $1,062,632, resulting in $198,939 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

During the year ended December 31, 2022, the Company issued 82,500 shares as additional consideration for the issuance of a promissory note. The 82,500 shares of common stock were valued at an aggregate value of $167,641.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $130,152 and $56,359 as of December 31, 2022 and 2021, respectively. Deferred revenues related to the grant were $0 as of December 31, 2022 and 2021. $1,789,496 and $835,924 were recorded as grant income during the years ended December 31, 2022 and 2021, respectively.

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

The Company has applied for forgiveness of all of loan granted under the Paycheck Protection Program (“PPP”) Loan  and forgiveness of PPP loan was granted effective August 22, 2022.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2022 was $20,000.

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

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of December 31, 2022 was $100,000. The interest expense during the year ended December 31, 2022 was $2,979. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 25%. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the year ended December 31, 2022, the Company amortized $7,472 of debt discount as interest expense.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. The balance outstanding as of December 31, 2022 was $300,000. The interest expense during the year ended December 31, 2022 was $2,507. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the year ended December 31, 2022, the Company amortized $9,927 of debt discount as interest expense.

On December 8, 2022, the Company received $55,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2022 was $55,000.

Results of Operations

Year ended December 31, 2022 Compared with Year ended December 31, 2021

	2022	2021
Revenues, net	$213,841	$48,272
Total operating expenses	(4,911,836)	(5,558,379)
Interest expense – related parties	(935,806)	(546,260)
Interest expense, net	(150,969)	(19,424)
Loss on settlement of debt	(198,939)	-
Loss on contingency	(322,000)	-
Grant income	1,789,496	835,924
Other miscellaneous income	139,381	29,229
Net loss	(4,376,832)	(5,210,638)
Non-controlling interest	7,419	2,384
Dividend attributable to down round feature of warrants	-	(70,127)
Net loss attributable to BioCorRx Inc.	$(4,369,413)	$(5,278,381)

Revenues

Total net revenues for the year ended December 31, 2022 were $213,841 compared with $48,272 for the year ended December 31, 2021, reflecting an increase of 343%. Sales/access fees for the year ended December 31, 2022 and 2021 were $14,360 and $1,500, respectively, reflecting an increase of $12,860. The primary reason for the increase in 2022 is directly related to the increased number of patients treated at licensed clinics. Project support income for the year ended December 31, 2022 and 2021 were $150,578 and $0, respectively, reflecting an increase of $150,578. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The primary reason for the increase in 2022 is directly related to the development of the new revenue stream during 2022. Distribution rights income for the year ended December 31, 2022 and 2021 were $37,293 and $35,481, respectively, reflecting an increase of $1,812. The primary reason for the increase in distribution rights income was due to a new license entered during 2022. Membership/program fees for the year ended December 31, 2022 and 2021 were $11,610 and $11,291, respectively. The primary reason for the increase in 2022 was due to the increased customers of the Company’s UnCraveRx™ Weight Loss Management Program launched in October 2019.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2022 and 2021 were $4,911,836 and $5,558,379, respectively, reflecting a decrease of $646,543.

The reasons for the decrease in 2022 are primarily due to (i) a decrease of $263,010 in accounting and legal fees due to less legal services used in 2022, from $779,518 for the year ended December 31, 2021 to $516,508 for the year ended December 31, 2022; (ii) a decrease of $146,449 in research and development expense and conclusion of the preclinical studies of BICX102, from $1,605,907 for the year ended December 31, 2021 to $1,459,458 for the year ended December 31, 2022; (iii) a decrease of $141,480 impairment expense, from $141,480 for the year ended December 31, 2021 to $0 for the year ended December 31, 2022, (iv) a decrease of $100,952 in advertising expense, from $426,917 for the year ended December 31, 2021 to $325,965 for the year ended December 31, 2022, (v) a decrease of $52,084 in payroll expense, from $983,389 for the year ended December 31, 2021 to $931,305 for the year ended December 31, 2022, and (vi) a decrease of $43,476 in consulting expense, from $775,648 for the year ended December 31, 2021 to $732,173 for the year ended December 31, 2022, partially offset by an increase of $144,993 in stock-based compensation related to both directors and service providers due to new issuance of stock options in 2022, from $209,515 for the year ended December 31, 2021 to $354,508 for the year ended December 31, 2022.

Interest Expense - Related Parties

Interest expense - related parties for the years ended December 31, 2022 and 2021 were $935,806 and $546,260, respectively. The increase is mainly due to (i) the issuance of note payable with a stated interest rate of 25% per annum, (ii) the issuance of two note payables with a stated interest rate of 5% per annum, (iii) the issuance of shares as additional consideration for the issuance of a promissory note (see Note 10), and (iv) the issuance of warrants in connection with loan default.

Interest Expense

Interest expense for the years ended December 31, 2022 and 2021 were $150,969 and $19,424, respectively. The increase is mainly due to (i) the issuance of note payable with a stated interest rate of 25% per annum, (ii) the issuance of note payable with a stated interest rate of 12.5% per annum, (iii) the issuance of shares as additional consideration for the issuance of a promissory note (see Note 10), and (iv) the issuance of warrants in connection with loan default.

Loss on Settlement of Debt

Loss on settlement of debt for the years ended December 31, 2022 and 2021 were $198,939 and $0, respectively. During 2022, the Company issued an aggregate of 485,220 shares of its common stock in connection with conversion of promissory notes and accounts payable (see Note 10). The 485,220 shares of common stock were valued at an aggregate value of $1,062,632, resulting in $198,939 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

Loss on Contingency

The Company initiated litigation in 2019 based on a claim that Pellecome and Dr. Orbeck utilized the Company’s confidential information to advance their own weight loss product. The Company dismissed this litigation without prejudice in July 2021. On March 30, 2022, the court entered judgment in favor of Pellecome as an individual defendant whereby the Company was ordered to pay Pellecome total costs and attorneys’ fees of $235,886. Pursuant to the judgment, this amount is accruing interest at the rate of ten percent (10%) per annum from October 6, 2021 (the date of the original award of attorneys’ fees by the court which was followed by a number of filings by each party through February 2022). The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. During the year ended December 31, 2022, the Company recognized $322,000 as loss on contingency.

Grant Income

During the year ended December 31, 2022, the Company recognized grant income of $1,789,496 as compared to $835,924 for the comparable period last year. The larger grant income in 2022 was due on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Other Miscellaneous Income

Other miscellaneous income for the years ended December 31, 2022 and 2021 were $139,381 and $29,229, respectively. The increase is mainly due to the forgiveness of the PPP loan on August 22, 2022.

Net Loss

For the year ended December 31, 2022, the Company experienced a net loss of $4,376,832 compared with a net loss of $5,210,638 for the year ended December 31, 2021. The decrease in net loss is primarily due to the decreased operating expenses.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash of $68,615. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2022	2021
Net cash used in operating activities	$(2,041,773)	$(3,537,658)
Net cash used in investing activities	-	(49,997)
Net cash provided by financing activities	2,024,550	3,081,440
Net decrease in cash	(17,223)	(506,215)
Cash, beginning of year	85,838	592,053
Cash, end of year	$68,615	$85,838

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During years ended December 31, 2022 and 2021, the Company received $1,250,000 and $2,250,000, respectively, proceeds from common stock subscription agreement.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2022 and 2021 is $200,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the year ended December 31, 2022, the Company issued the warrant that entitles the third party to purchase 48,309 common shares due to the loan default.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2022 and 2021 is $500,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the year ended December 31, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default.

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

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2022 was $20,000.

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

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of December 31, 2022 was $100,000. The interest expense during the year ended December 31, 2022 was $2,979. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 25%. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the year ended December 31, 2022, the Company amortized $7,472 of debt discount as interest expense.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. The balance outstanding as of December 31, 2022 was $300,000. The interest expense during the year ended December 31, 2022 was $2,507. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the year ended December 31, 2022, the Company amortized $9,927 of debt discount as interest expense.

On December 8, 2022, the Company received $55,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2022 was $55,000.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,041,773 for the year ended December 31, 2022 compared to $3,537,658 used in operating activities for the year ended December 31, 2021. The decrease was primarily due to a decrease in net loss and an increase in operating liabilities.

Net Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $0 compared to $49,997 used in investing activities for the year ended December 31, 2021. The decrease was primarily due to purchase on equipment and costs on software development during the year ended December 31, 2021.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $1,056,890, from $3,081,440 provided by financing activities for the year ended December 31, 2021 to $2,024,550 cash provided by financing activities for the year ended December 31, 2022.

The Company issued 340,505 shares of common stock for proceeds of $1,250,000 during the year ended December 31, 2022. On September 20, 2022, the Company received $20,000 advances from Mr. Lucido. On August 2, 2022, the Company issued an unsecured promissory note payable to Mr. Lucido for $300,000 with principal and interest due August 2, 2023, with a stated interest rate of 5% per annum. On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. On November 1, 2022, the Company issued an unsecured promissory note payable to Mr. Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. On December 8, 2022, the Company received $55,000 advances from Mr. Lucido.

The Company issued 1,125,000 shares of common stock for proceeds of $2,250,000 during the year ended December 31, 2021. The Company also received $131,440 from Citizens Business Bank as the second tranche loan under the PPP loan during the year ended December 31, 2021. The Company has applied for forgiveness of all of the loan granted under the PPP and forgiveness of the PPP has been granted effective August 22, 2022. On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry (member of the Company’s Board of Directors) for $500,000 due June 8, 2022, with a stated interest rate of 25% per annum. On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 due June 8, 2022, with a stated interest rate of 25% per annum.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2022, the Company had a working capital deficit of $(5,046,882), and an accumulated deficit of $74,336,105. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires our management to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on management’s historical and industry experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, we evaluate these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material.

A full discussion of our significant accounting policies is contained in Note 2 to our consolidated financial statements, which is included in Item 8 – “Financial Statements and Supplementary Data” of this report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our financial results. These estimates require our most difficult, subjective or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with our Audit Committee.

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

The following table presents the Company’s net sales by product category for the year ended December 31, 2022 and 2021:

	2022	2021
Sales/access fees	$14,360	$1,500
Project support income	150,578	-
Distribution rights income	37,293	35,481
Membership/program fees	11,610	11,291
Net sales	$213,841	$48,272

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2021:
Short term	$34,981
Long term	37,301
Total as of December 31, 2021	72,282
Net sales recognized	(34,981)
Balance as of December 31, 2022	37,301
Less short term	33,256
Long term	$4,045

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. Grant receivables were $122,652 and $56,359 as of December 31, 2022 and 2021, respectively. Deferred revenues related to the grant were $0 as of December 31, 2022 and 2021. $1,789,496 and $835,924 were recorded as grant income for the years ended December 31, 2022 and 2021, respectively. The F&A indirect costs were $253,208 and $272,681 as of December 31, 2022 and 2021, respectively. The grant provides for $516,218 in funding for F&A indirect costs. The remaining facilities and administrative indirect cost over allocation is $9,671 as of December 31, 2022. The Company will credit over allocation of the F&A indirect cost rate.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2022 and 2021, the Company has not recorded any unrecognized tax benefits.

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

Royalty Obligations, net

The Company accounted for royalty obligations as debt in accordance with ASC 470-10-25 and derived a debt discount, which is amortized using the straight-line method over the expected life of the arrangement, which is 15 years. The Company has no obligation to repay the then outstanding balance if during the expected life of 15 years the treatment is discontinued. In order to record the discount of the liability, the Company fair valued the royalty and the difference between fair value of the royalty obligation and the gross projected future payments was $7,171,200 and was recorded as non-cash interest expense over the life of the liability and offset to additional paid in capital at inception.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8 - Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-30, which appear at the end of this Form 10-K Annual Report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2022.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of December 31, 2022, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this annual report.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control over the financial reporting process.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information.

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10 - Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 31, 2023 are set forth below:

Name	Age	Positions
Lourdes Felix, Chief Executive Officer since November 9, 2020 and Chief Financial Officer since October 1, 2012;	55	Chief Executive Officer, Chief Financial Officer and Director
Kent Emry, Director	55	Director
Luisa Ingargiola	55	Director
Louis Lucido	74	Director
Joseph J. Galligan	63	Director
Brady Granier	50	Director
Harsha Murthy	66	Director

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

Luisa Ingargiola, Director

Ms. Ingargiola presently serves as chief financial officer of Avalon GlobalCare, a leading global developer of cell-based technologies and therapeutics, where she helped navigate its Nasdaq up-listing earlier this year. Ms. Ingargiola currently serves as a Director for the following publicly traded companies listed on the NYSE or Nasdaq exchanges: ElectraMeccanica Vehicles, AgEagle Aerial Systems Inc, Progress Acquisition Corporation, Siyata Mobile, and Vision Marine Technologies. .Ms. Ingargiola serves as a Board Director of Globe Photos, a leader in licensed sports photographic prints and iconic pop culture imagery. She also serves as director of Operation Transition Corporation, a strategic consulting and advisory firm that places ex-military special operations forces into corporate careers. Ms. Ingargiola holds a Bachelor of Science in Finance from Boston University, and an MBA in Health from the University of South Florida.

Ms. Ingargiola been a Director of BioCorRx Inc. since March 1, 2019. The Board believes that Ms. Ingargiola’s management experience and familiarity with industries the Company currently operates in, makes her ideally qualified to help lead the Company towards continued growth.

Louis Lucido, Director

Mr. Lucido was formerly the Senior Advisor and Chief Operating Officer of DoubleLine Group, LP. He  retired in December 2018 and was one of the five founding partners of DoubleLine in December of 2009. He was previously at TCW as a Group Managing Director. Prior to joining TCW in 2001, Mr. Lucido was the Chief Investment Officer for Delphi Financial Group (“DFG”) and on several subsidiary Boards. Before DFG, he was the Chief Operating Officer, MD and Secretary for Hyperion Capital Management & was also a member of the Resolution Trust Advisory Committee. Since February 2013, he has served as a member of the Board of Directors of CASA of Los Angeles and is the current Chair. Additionally, he was elected in 2013 and currently serves on the Boards of Junior Achievement, Southern California ,826LA and the Lupus Research Alliance (formerly the Alliance for Lupus Research). Mr. Lucido received his MBA in Management and Finance from New York University, and was a member of the Dean’s Advisory Board of the N.Y.U. Stern School of Business.

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

Mr. Granier has been a Director of BioCorRx Inc. since March 7, 2013. He served as Chief Operating Officer from June 16, 2013 through June 17, 2016 and as Interim Chief Executive Officer from December 2, 2014 through June 17, 2016 when he was appointed as permanent Chief Executive Officer and President. Mr. Granier resigned from his position as President on February 26, 2020. Mr. Granier resigned from his position as Chief Executive Officer on November 9, 2020 and was appointed President by the Board on the same date. Mr. Granier was born and raised in the heart of Cajun Country in Southeast Louisiana where he started working at the age of eleven to help support his single mother and younger brother. After graduating with honors from high school, Mr. Granier attended college at Nicholls State University in Thibodaux, LA. Mr. Granier earned his Bachelor of Science Degree in Nursing in 1995 and was a member of Sigma Theta Tau Honor Society and Phi Kappa Theta. During his nursing career, Mr. Granier specialized in the critical care areas of ER/ICU/CCU and CICU. He also moonlighted as a home health nurse, critical care air transport nurse, and TV studio set medic. In 1996, Mr. Granier moved to California as a travel nurse and spent most of his remaining years in healthcare as the charge nurse in the emergency room at White Memorial Hospital in downtown Los Angeles. Mr. Granier continues to reside in the Los Angeles area with his family. Mr. Granier has also been a volunteer with Big Brothers of America.

Harsha Murthy, Director

Mr. Harsha Murthy is an experienced pharmaceuticals/finance executive with expertise in pharmaceutical operations, strategy, deal origination, strategic partnerships, and finance. Currently, Mr. Murthy is a managing partner of Consummate Capital LLC, a New York City-based private equity investment and advisory firm that sources and structures the acquisition of generic and branded pharmaceutical products for its clients. Mr. Murthy is also the Executive Chairman of the Board of Directors of Resilia Pharmaceuticals, Inc., a dermatology company based in Atlanta, Georgia. Previously, Mr. Murthy was a co-Founder and Managing Partner of Konanda Pharma Partners, a private equity fund investing in mature branded pharmaceuticals. Prior to Konanda, he served as the Executive Vice President and Corporate Head of Strategic Planning and Business Development for King Pharmaceuticals, Inc. Prior to that, Mr. Murthy was Vice President of Business Strategy and Administration at Eyetech Pharmaceuticals, one of the most successful biotech companies in history, and was a Managing Director at GE Capital’s Structured Finance Group. Mr. Murthy has also served on a number of boards for pharma, biotech, corporate and non-profit organizations, including Electrolux Corporation, MedDEV Inc., Validus Pharmaceuticals, New York City Digital Health Technology Breakthrough Network, Rx Bandz, Inc., and the Aplastic Anemia & MDS International Foundation. Murthy received a B.A. degree summa cum laude from Duke University and a J.D. from Stanford Law School.

Mr. Murthy has been a Director of BioCorRx Inc. since January 20, 2023. The Board believes that Mr. Murthy’s pharmaceutical and financial executive business experience qualifies him to serve on the Board.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2022 were made on a timely basis other than with respect to: (i) three late Form 4s on behalf of Joseph Galligan reporting the issuances of shares of Common Stock; (ii) three late Form 4s on behalf of Lourdes Felix reporting the issuances of shares of Common Stock; (iii) three late Form 4s on behalf of Kent Emry reporting the issuances of shares of Common Stock; (iv) three late Form 4s on behalf of Luisa Ingargiola reporting the issuances of shares of Common Stock and one Form 4 that has not yet been filed; (v) four late Form 4s on behalf of Louis Lucido reporting the issuance or purchase of shares of Common Stock

Code of Ethics

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 2390 East Orangewood Avenue, Suite 500, Anaheim, CA 92806.

Board Composition, Committees, and Independence

Our board of directors currently consists of five (5) members. Our board of directors has determined that Luisa Ingargiola, Louis Lucido, Joseph Galligan, Kent Emry and Harsha Murthy qualify as independent directors. As we do not have any board committees, the board as a whole carries out the functions of audit, nominating, and compensation committees.

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

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (“Principal Executive Officer”) and our two most highly compensated executive officer other than the Principal Executive Officer during fiscal years 2022 and 2021 (collectively, “Named Executive Officers”).

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation ($)	All other compensation ($)(1)	Total ($)

(1) Brady Granier, President and Director	2022	215,000	0	0	0	0	0	60,000	275,000
	2021	215,000	0	5,000	0	0	0	60,000	280,000

(2) Lourdes Felix, CEO, CFO and Director	2022	190,000	0	20,000	0	0	0	60,000	270,000
	2021	190,000	0	20,000	0	0	0	60,000	270,000

Thomas Welch, Executive Vice President	2022	165,000	0	0	0	0	0	0	165,000
Thomas Welch, Executive Vice President	2021	165,000	0	0	0	0	0	0	165,000

__________________

(1)	Director of the Company receives a quarterly cash stipend of $15,000 and shares of the Company’s common stock equivalent to a total aggregate of $5,000 in compensation in 2021 for their services.
(2)	Director of the Company receives a quarterly cash stipend of $15,000 and a quarterly number of shares of the Company’s common stock equivalent to $5,000 in compensation for their services.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2022.

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	359,583	3.6	359,583	3.6
2.51-5.00	50,474	3.0	50,474	3.0
5.01 and up	385,000	4.5	385,000	4.5
	795,057	4.0	795,057	4.0

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

Name	Fiscal Year	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)

Kent Emry, Director since March 1, 2019	2022	20,000	0	60,000	80,000
	2021	20,000	0	60,000	80,000

Louis C. Lucido, Director since March 1, 2019	2022	20,000	0	60,000	80,000
	2021	20,000	0	60,000	80,000

Luisa Ingargiola, Director since March 1, 2019	2022	20,000	0	60,000	80,000
	2021	20,000	0	60,000	80,000

Joseph J. Galligan(1)	2022	20,000	0	106,500	126,500
	2021	17,500	0	130,000	147,500

(1) Mr. Galligan was appointed as a member of the board of directors on February 16, 2021. Mr. Galligan receives an annual base salary of $18,042 for his role as senior advisor.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of March 21, 2023, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 500, Anaheim, California 92806.

Name and Address of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Five Percent Stockholders:

BICX Holding Company, LLC (4)	2,227,575	(5)	28.79%	-	-			2,227,575	*

Named Executive Officers and Directors
Brady Granier				10,000		40,000
	398,034	(6)	4.95%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,091,977	22.10%

Lourdes Felix				10,000		40,000
	327,073	(7)	4.09%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,060,073	22.09%

Kent Emry				10,000		40,000
	175,492	(8)	2.26%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,145,492	22.11%

Thomas Welch	247,850	(9)	3.11%	10,000(10,000,000 votes)	12.5%	40,000(80,000,000 votes)	25%	90,025,850	22.08%

Luisa Ingargiola	35,072	(5)	*	-		-		35,072	*

Louis Lucido	1,292,390	(5)	16.70%	-		-		1,292,390	*

Joseph Galligan	1,153,005	(10)	14.90%	-		-		1,153,005	*

Total of Named Executive Officers and Directors				40,000		160,000
	3,628,916		42.38%	(40,000,000 votes)	50%	(320,000,000 votes)	100%	362,803,859	88.98%

*	less than 1%

(1)	Applicable percentage ownership is based on 7,737,418 shares of common stock outstanding as of March 21, 2023.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 407,737,418 shares of voting equity outstanding as March 21, 2023.
(4)

On or about January 1, 2021, Bryan Galligan, the son of our Board member, Joseph Galligan, became the Managing Member of BICX Holding Company, LLC. Joseph Galligan is a minority shareholder of this entity and does not have voting or investment control of the shares held by this entity.

(5)	This figure consists solely of shares of common stock held of record or in a brokerage account.

(6)

This figure consists of: (i) 91,977 shares of common stock held of record or in a brokerage account; (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 106,000 Stock Options to purchase 106,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026; (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028 and (v) 11,250 Stock Options to purchase 11,250 fully vested shares of our common stock at an exercise price of $4.01 per share granted on February 11, 2022 and expiring February 10, 2027 (vi) 4,224 Stock Options to purchase 4,224 fully vested shares of our common stock at an exercise price of $3.55 per share granted on March 31, 2022 and expiring March 30, 2027 (vii) 6,276 Stock Options to purchase 6,276 fully vested shares of our common stock at an exercise price of $2.39 per share granted on June 30, 2022 and expiring June 30, 2027 (viii) 7,350 Stock Options to purchase 7,350 fully vested shares of our common stock at an exercise price of $2.04 per share granted on September 30, 2022 and expiring September 30, 2027 (ix) 15,957 Stock Options to purchase 15,957 fully vested shares of our common stock at an exercise price of $.94 per share granted on December 31, 2022 and expiring December 31, 2027.

(7)

This figure consists of: (i) 60,073 shares of common stock held of record; and (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(8)

This figure consists of: (i) 145,492 shares of common stock held of record or in a brokerage account and (ii) 30,000 Stock Options to purchase 30,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

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

(10)

This figure consists of: (i) 1,153,005 shares of common stock held of record; and (ii) 10,000 Stock Options to purchase 10,000 fully vested shares of our common stock at an exercise price of $7.49 per share expiring on January 21, 2026.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have three equity compensation plans. The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	135,000	8.57	145,879
Equity compensation plans not approved by security holders	739,058	7.34	1,048,562
Total	874,058	7.53	1,194,441

2022 Equity Incentive Plan

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Omnibus Securities and Incentive Plan (the “2022 Plan”), which provides for the grant of distribution equivalent rights, incentive share options (“2022 Incentive Share Options”), non-qualified share options (“2022 Non-Qualified Share Options”), performance unit awards, restricted share awards, restricted share unit awards, share appreciation rights, tandem share appreciation rights, unrestricted share awards any combination of the foregoing to the Company’s employees, directors and consultants who are natural persons who provide services to the Company not related to capital raising or promoting or maintaining a market for the Company’s common stock.

The maximum number of the Company’s shares of common stock, par value $0.001 per share, initially reserved and available for issuance under the 2022 Plan is 695,000 shares. The sum of the grant date fair value of equity-based awards and the amount of any cash-based compensation granted to a non-employee director during any calendar year shall not exceed $300,000.

To the extent that the aggregate Fair Market Value (determined at the time the respective 2022 Incentive Share Option is granted) of common stock with respect to which 2022 Incentive Share Options are exercisable for the first time by an individual during any calendar year under all plans of the Company and any parent corporation or subsidiary corporation thereof which provide for the grant of Incentive Share Options exceeds $100,000, the portion of such 2022 Incentive Share Options that exceeds such threshold shall be treated as Non‑Qualified Share Options. 2022 Incentive Share Options shall be granted to employees only. No 2022 Incentive Share Option shall be granted to an employee if, at the time the 2022 Incentive Share Option is granted, such employee is a 10% shareholder, unless (i) at the time such 2022 Incentive Share Option is granted the option price is at least 110% of the Fair Market Value of the common stock subject to the 2022 Incentive Share Option, and (ii) such 2022 Incentive Share Option by its terms is not exercisable after the expiration of 5 years from the date of grant. No 2022 Incentive Share Option shall be granted more than 10 years from the date on which the 2022 Plan is approved by the Board.

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

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Since January 1, 2021, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2022. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2022 and 2021, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek. As of December 31, 2022 and 2021, there are no payments due.

BICX Holding Company LLC (“BICX”) owns 2,227,575 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), representing over 40% of the shares outstanding. On or about January 1, 2021, Mr. Galligan’s son, Bryan Galligan, became the Managing Member of BICX.

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the “Galligan Subscription and Royalty Agreement” and, together with the Lucido Subscription and Royalty Agreement, the “Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, a holder of between 5% and 10% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019. The terms and conditions of the Galligan Subscription and Royalty Agreement (including the amount of shares of Common Stock purchased, the Purchase Price, and the terms of the Royalty) are substantially the same as the Lucido Subscription and Royalty Agreement except that the Company will have complete discretion as to the exact amount of $3,000,000 of the Galligan Subscription and Royalty Agreement to be allocated to the development and expansion of the Business. The Company issued 200,000 common shares to Galligan on March 28, 2019 and recorded the fair value of the shares in equity. The Company recorded a liability for the Royalty when the obligation began upon the receipt of proceeds in April 2019. As of December 31, 2022 and 2021, there are no payments due.

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

The Company issued to Joseph Galligan one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. During 2019 and 2020 the note was extended three times, ultimately rendering the note due on demand. On September 21, 2022, the Company entered into the Joseph Exchange Agreement, pursuant to which Mr. Joseph Galligan agreed to exchange of the promissory note then outstanding of $125,000, the accrued interest on the promissory note of $46,548, and the unpaid service fees of $175,090 into the Company’s 194,740 shares of common stock. The balance outstanding as of December 31, 2022 and 2021 was $0 and $125,000, respectively.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2022 and 2021 is $500,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During year ended December 31, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

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

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2022 was $20,000.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400.

On December 8, 2022, the Company received $55,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2022 was $55,000

Item 14 - Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2022 and 2021, including review of our interim financial statements were: (i) $92,400 paid to Friedman LLP and $17,325 paid to Marcum LLP and: (i) $118,650 paid to Friedman LLP respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $-0- and $26,250 for audit related fees during the fiscal years ended December 31, 2022 and 2021, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for tax and fees during the fiscal years ended December 31, 2022 and 2021.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

Item 15 - Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

Our financial statements and the Reports of Independent Registered Public Accounting Firms are included herein on page F-1.

2. Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

3. Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed May 7, 2014.	8-K	3.2	07/06/2016
3.2	Certificate of Amendment to the Articles of Incorporation, filed July 5, 2016.	8-K	3.1	07/06/2016
3.3	Certificate of Amendment to Articles of Incorporation, dated May 10, 2018.	8-K	3.1	05/16/2018
3.4	Certificate of Amendment to Articles of Incorporation, filed January 16, 2019.	8-K	3.1	01/18/2019
3.5	Amended and Restated Bylaws, effective as of May 13, 2016.	8-K	3.2	05/20/2016
4.1	Certificate of Designation, filed July 1, 2014, as corrected July 7, 2014.	8-K	4.1	07/06/2016
4.2	Certificate of Designation, filed November 23, 2016.	8-K	4.1	11/30/2016
4.3	Description of securities registered under Section 12 of the Exchange Act of 1934				☒
4.4	Form of Warrant to purchase Common Stock, dated May 5, 2022	8-K	4.1	05/12/2022
1	8% Senior Secured Convertible Promissory Note, dated June 10, 2016, issued by the Company to BICX Holding Company LLC.	8-K	10.2	06/21/2016
10.2	Senior Secured Convertible Note Purchase Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.3	06/21/2016
10.3	Security Agreement by and among the Company and BICX Holding Company LLC, dated June 10, 2016.	8-K	10.4	06/21/2016
10.4	Development, Commercialization and License Agreement, dated July 28, 2016.	8-K	10.5	08/03/2016
10.5	First Amendment to Senior Secured Convertible Note Purchase Agreement by and between the Company and BICX Holding Company LLC, dated March 3, 2017.	8-K	10.6	03/09/2017
10.6	Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note by and between the Company and BICX Holding Company LLC, dated June 29, 2017.	8-K	10.1	07/06/2017

10.7	Distributor Agreement with CereCare, LLC, dated December 8, 2017.	8-K	10.1	12/14/2017
10.8*	Form of BioCorRx Inc. 2018 Equity Incentive Plan.	8-K	10.1	05/21/2018
10.9*	Executive Management Bonus Plan effective June 13, 2018.	8-K	10.1	06/15/2018
10.10*	Executive Service Agreement by and between the Company and Brady Granier, dated June 13, 2018.	8-K	10.2	06/15/2018
10.11*	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 13, 2018.	8-K	10.3	06/15/2018
10.12*	Form of Director Agreement.	8-K	10.1	02/22/2019
10.13*	Form of Director Agreement.	8-K	10.1	03/07/2019
10.14	Royalty Agreement by and between BioCorRx Inc. and Alpine Creek Capital Partners LLC	8-K	10.1	12/17/2015
10.15	Inter-Company License Agreement by and between BioCorRx Inc. and BioCorRx Pharmaceuticals, Inc., effective September 2, 2021				☒
10.16*	BioCorRx Inc. 2022 Omnibus Securities and Incentive Plan	8-K	10.1	04/28/2022
10.17	Form of Subscription Agreement by and between BioCorRx Inc. and the Purchaser initially effective May 6, 2022	8-K	10.1	05/12/2022
10.18*	Form of Murthy Director Agreement	8-K	10.1	01/23/2023
10.19*	Form of Indemnification Agreement	8-K	10.2	01/23/2023
21.1	List of Subsidiaries.	S-1	21.1	08/24/2018
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

* +	Management contract or compensatory plan or arrangement. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

 Item 16. - Form 10–K Summary.

 None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx Inc.

Date: March 31, 2023	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lourdes Felix	Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2023
Lourdes Felix	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/Brady Granier	President and Director	March 31, 2023
Brady Granier

/s/ Kent Emry	Director	March 31, 2023
Kent Emry

/s/ Luisa Ingargiola	Director	March 31, 2023
Luis Ingargiola

/s/ Louis Lucido	Director	March 31, 2023
Louis Lucido

/s/ Joseph J. Galligan	Director	March 31, 2023
Joseph J. Galligan

/s/ Harsha Murthy	Director	March 31, 2023
Harsha Murthy

BIOCORRX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BioCorRx Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioCorRx Inc. (the “Company”) as of December 31, 2022 the related consolidated statements of income operations, statement of deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

Marlton, New Jersey

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BioCorRx Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioCorRx Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company does not generate any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

We served as the Company’s auditor from 2019 to 2022.

Marlton, New Jersey

March 31, 2022

BIOCORRX INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 and 2021

	2022	2021
ASSETS
Current assets:
Cash	$68,615	$85,838
Accounts receivable	35,378	1,500
Grant receivable	130,152	56,359
Prepaid expenses	82,765	84,629
Total current assets	316,910	228,326

Property and equipment, net	76,572	102,843

Right to use assets	270,406	384,921

Other assets:
Patents, net	10,206	11,385
Software development costs	47,980	47,980
Deposits, long term	44,520	44,520
Total other assets	102,706	103,885

Total assets	$766,594	$819,975

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,077,088 and $1,014,892, respectively	$3,907,954	$3,188,560
Deferred revenue, short term	33,256	34,981
Lease liability, short term	134,343	119,733
Notes payable, net of debt discount of $23,878 and $0, respectively	297,602	221,480
Notes payable, related parties, net of debt discount of $49,473 and $0, respectively	990,637	790,110
Paycheck Protection Program loan, short term	-	31,580
Total current liabilities	5,363,792	4,386,444

Long term liabilities:
Paycheck Protection Program loan, long term	-	99,860
Economic Injury Disaster loan, long term	73,850	74,300
Royalty obligation - net of discount of $5,376,790 and $5,854,226, related parties	3,345,310	2,867,874
Lease liability, long term	181,328	315,672
Deferred revenue, long term	4,045	37,301
Total liabilities	8,968,325	7,781,451

Commitments and contingencies (Note 19)

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2022 and 2021	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of December 31, 2022 and 2021	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 7,718,636 and 6,698,968 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7,719	6,699
Common stock subscribed	100,000	100,000
Additional paid in capital	66,130,296	62,994,739
Accumulated deficit	(74,336,105)	(69,966,692)
Total deficit attributable to BioCorRx, Inc.	(8,076,474)	(6,843,638)
Non-controlling interest	(125,257)	(117,838)
Total deficit	(8,201,731)	(6,961,476)

Total liabilities and deficit	$766,594	$819,975

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021

Revenues, net	$213,841	$48,272

Operating expenses:
Cost of implants and other costs	15,279	5,881
Research and development	1,459,458	1,605,907
Selling, general and administrative	3,409,649	3,740,783
Impairment of intellectual property	-	141,480
Depreciation and amortization	27,450	64,328
Total operating expenses	4,911,836	5,558,379

Loss from operations	(4,697,995)	(5,510,107)

Other income (expenses):
Interest expense – related parties	(935,806)	(546,260)
Interest expense, net	(150,969)	(19,424)
Loss on settlement of debt	(198,939)	-
Loss on contingency	(322,000)	-
Grant income	1,789,496	835,924
Other miscellaneous income	139,381	29,229
Total other income (expenses), net	321,163	299,469

Net loss before provision for income taxes	(4,376,832)	(5,210,638)

Income taxes	-	-

Net loss	(4,376,832)	(5,210,638)

Non-controlling interest	7,419	2,384

Dividend attributable to down round feature of warrants	-	(70,127)

Net loss attributable to BioCorRx Inc.	$(4,369,413)	$(5,278,381)

Net loss per common share, basic and diluted	$(0.61)	$(0.81)

Weighted average number of common shares outstanding, basic and diluted	7,198,312	6,491,067

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENT OF DEFICIT

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total

Balance, December 31, 2020	80,000	$16,000	160,000	$5,616	5,463,444	$5,463	$100,000	$60,466,333	$(64,688,311)	$(115,454)	$(4,210,353)
Common stock issued in connection with subscription agreement	-	-	-	-	1,125,000	1,125	-	2,248,875	-	-	2,250,000
Common stock issued in connection with exercise of warrants	-	-	-	-	47,086	47	-	(47)	-	-	-
Common stock issued for services rendered	-	-	-	-	63,438	64	-	200,736	-	-	200,800
Share-based compensation	-	-	-	-	-	-	-	8,715	-	-	8,715
Recognition of down round feature	-	-	-	-	-	-	-	70,127	(70,127)	-	-
Net loss	-	-	-	-	-	-	-	-	(5,208,254)	(2,384)	(5,210,638)
Balance, December 31, 2021	80,000	16,000	160,000	5,616	6,698,968	6,699	100,000	62,994,739	(69,966,692)	(117,838)	(6,961,476)
Common stock issued in connection with subscription agreement	-	-	-	-	340,505	341	-	1,249,659	-	-	1,250,000
Common stock issued for services rendered	-	-	-	-	111,443	111	-	243,319	-	-	243,430
Warrants issued in connection with loan default	-	-	-	-	-	-	-	86,821	-	-	86,821
Warrants issued in connection with loan default – related party	-	-	-	-	-	-	-	214,975	-	-	214,975
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	485,220	485	-	1,062,147	-	-	1,062,632
Common stock issued in connection with issuance of promissory notes	-	-	-	-	82,500	83	-	167,557	-	-	167,640
Share-based compensation	-	-	-	-	-	-	-	111,079	-	-	111,079
Net loss	-	-	-	-	-	-	-	-	(4,369,413)	(7,419)	(4,376,832)
Balance, December 31, 2022	80,000	$16,000	160,000	$5,616	7,718,636	$7,719	$100,000	$66,130,296	$(74,336,105)	$(125,257)	$(8,201,731)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,376,832)	$(5,210,638)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	27,450	64,328
Amortization of discount on royalty obligation	477,436	477,436
Amortization of debt discount	17,399	-
Impairment of intellectual property	-	141,480
Amortization of right-of-use asset	114,515	104,615
Stock based compensation	354,509	209,515
Loss on contingency	322,000	-
Loss on settlement of debt	198,939	-
Gain on settlement of debt	(133,424)	(28,229)
Noncash interest for debt discount	378,686	-
Changes in operating assets and liabilities:
Accounts receivable	(33,878)	(1,000)
Grant receivable	(73,793)	168,520
Prepaid expenses	1,864	72,864
Accounts payable and accrued expenses	838,071	698,631
Lease liability	(119,734)	(106,290)
Deferred revenue-grant	-	(65,560)
Deferred revenue	(34,981)	(63,330)
Net cash used in operating activities	(2,041,773)	(3,537,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,017)
Purchase of intellectual property	-	(47,980)
Net cash used in investing activities	-	(49,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	1,250,000	2,250,000
Payment to Economic Injury Disaster loan	(450)	-
Proceeds from Paycheck Protection Program loan	-	131,440
Proceeds from notes payable	100,000	200,000
Proceeds from notes payable – related party	675,000	500,000
Net cash provided by financing activities	2,024,550	3,081,440

Net decrease in cash	(17,223)	(506,215)
Cash, beginning of the year	85,838	592,053

Cash, end of the year	$68,615	$85,838

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Common stock issued in connection with issuance of promissory notes	$167,641	$-
Common stock issued in connection with conversion of promissory notes and accounts payable	$1,062,632	$-
Recognition of down round feature	$-	$70,127
Common stock issued in connection with exercise of warrants	$-	$47

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) application for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through December 31, 2022.

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

The Company’s net sales are disaggregated by product category. The sales/access fees consist of product sales, which is recognized upon the transfer of promised goods to customers. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised services to customers. The distribution rights income consists of the income recognized from the amortization of distribution agreements entered into for its products. The membership/program fees are generated from the Company’s UnCraveRx™ Weight Loss Management Program, which is recognized upon the transfer of promised goods to customers.

The following table presents the Company’s net sales by product category for the year ended December 31, 2022 and 2021:

	2022	2021
Sales/access fees	$14,360	$1,500
Project support income	150,578	-
Distribution rights income	37,293	35,481
Membership/program fees	11,610	11,291
Net sales	$213,841	$48,272

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2021:
Short term	$34,981
Long term	37,301
Total as of December 31, 2021	72,282
Net sales recognized	(34,981)
Balance as of December 31, 2022	37,301
Less short term	33,256
Long term	$4,045

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of stock-based compensation, the fair value of other equity and debt instruments.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of December 31, 2022 and 2021, respectively.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for years ended December 31, 2022 and 2021.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. $0 and $141,480 impairment were recognized for year ended December 31, 2022 and 2021, respectively.

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

On July 1, 2021, the Company began development of a proprietary cloud based app that will be marketed and commercialized, for $47,980. The app was not placed in use as of December 31, 2022.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2022 and 2021, respectively, because their inclusion would have been anti-dilutive.

	2022	2021
Shares underlying options outstanding	874,058	815,351
Shares underlying warrants outstanding	333,855	-
Convertible preferred stock outstanding	240,000	240,000
	1,447,913	1,055,351

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $325,965 and $426,917 as advertising costs for the years ended December 31, 2022 and 2021, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. Grant receivables were $122,652 and $56,359 as of December 31, 2022 and 2021, respectively. Deferred revenues related to the grant were $0 as of December 31, 2022 and 2021. $1,789,496 and $835,924 were recorded as grant income for the years ended December 31, 2022 and 2021, respectively. The F&A indirect costs were $253,208 and $272,681 as of December 31, 2022 and 2021, respectively. The grant provides for $516,218 in funding for F&A indirect costs. The remaining facilities and administrative indirect cost over allocation is $9,671 as of December 31, 2022. The Company will credit the F&A indirect cost rate.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,459,458 and $1,605,907 for the years ended December 31, 2022 and 2021, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2022 and 2021, the Company has not recorded any unrecognized tax benefits.

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

Non-Controlling Interest

A non-controlling interest should be allocated its share of net income or loss, and its respective share of each component of other comprehensive income, in accordance with ASC 810-10-45-20. Due to a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue, 65% of the Medical Corporation’s earnings was allocated to the Company, and 35% to the non-controlling interest. Due to the Company’s retaining 75.8% ownership of BioCorRx Pharmaceuticals, Inc., 75.8% of BioCorRx Pharmaceuticals, Inc.’s earnings  was allocated to the Company, and 24.2% to the non-controlling interest.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach on expected losses to estimate credit losses on certain financial instruments, including trade receivables and available-for-sale debt securities. The new guidance was originally due to become effective for the Company beginning in the first quarter of 2020, however the FASB in November 2019 issued ASU 2019-10 which moved the effective date for smaller reporting companies to the first quarter of 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2022, the Company had cash of $68,615 and working capital deficit of $5,046,882. During the year ended December 31, 2022, the Company used net cash in operating activities of $2,041,773. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the year ended December 31, 2022, the Company entered into three subscription agreements pursuant to which the Company issued an aggregate of 340,505 shares of common stock for gross proceeds of $1,250,000.

During the year ended December 31, 2022, the Company issued two notes payables to Louis C Lucido, a member of the Company’s Board of Directors, for an aggregate principal of $600,000 with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 66,000 shares of common stock and valued at $136,290. On September 21, 2022, the Company entered into an Exchange Agreement (the “Louis Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of one promissory note then outstanding of $300,000, the accrued interest on the promissory note of $2,055, and the unpaid service fees of $215,000 into the Company’s 290,480 shares of common stock.

During the year ended December 31, 2022, the Company received an aggregate of $75,000 advances from Mr. Lucido. The balance outstanding as of December 31, 2022 was $75,000.

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

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 25%. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350.

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

NOTE 4 – PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at December 31, 2022 and 2021:

	2022	2021
Prepaid insurance	$4,284	$3,680
Prepaid subscription services	49,901	79,455
Prepaid research and development	7,480	-
Other prepaid expenses	21,100	1,494
	$82,765	$84,629

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2022 and 2021:

	2022	2021
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(117,979)	(91,708)
	$76,572	$102,843

Depreciation expense charged to operations amounted to $26,271 and $27,778, respectively, for the years ended December 31, 2022 and 2021.

NOTE 6 – LEASES

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

Lease liability is summarized below:

	December 31, 2022	December 31, 2021
Total lease liability	$315,671	$435,405
Less: short term portion	134,343	119,733
Long term portion	$181,328	$315,672

Maturity analysis under these lease agreements are as follows:

2023	$154,771
2024	159,420
2025	31,690
Less: Present value discount	(30,210)
Lease liability	$315,671

Lease expense for the years ended December 31, 2022 and 2021 was comprised of the following:

	2022	2021
Operating lease expense	$144,978	$144,057
	$144,978	$144,057

During the years ended December 31, 2022 and 2021, the Company paid $150,196 and $143,447 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	2022	2021
Weighted-average remaining lease term	2.1	3.1

NOTE 7 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On August 20, 2018, the Company purchased all the worldwide rights of Naltrexone Implants formula(s) with exception of New Zealand and Australia from Trinity Compound Solutions, Inc for $10,000 and 20,000 shares of its common stock for an aggregate purchase price of $236,000. The Company started to amortize the intellectual property corresponding to the launch of the UnCraveRx™ Weight Loss Management Program in October 2019. Amortization is computed on straight-line method based on estimated useful lives of 5 years. During the years ended December 31, 2022 and 2021, the Company recorded amortization expense of the intellectual property of $0 and $35,370, respectively. The Company tested the intellectual property during 2021 and determined that, based on its qualitative assessment, that it is more likely than not that the fair value of the intellectual property is less than the carrying value, and thus recorded $141,480 impairment loss, which brings the carrying value of the intellectual property to $0.

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the years ended December 31, 2022 and 2021, the Company recorded amortization expense of $1,179 and $1,180, respectively. As of December 31, 2022, the accumulated amortization of these patents was $4,994.

The future amortization of the patents are as follows:

Year	Amount
2023	1,169
2024	1,169
2025	1,169
2026	1,169
2027 and after	5,530
$10,206

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Accounts payable	$2,013,250	$1,776,905
Interest payable on notes payable	1,206,753	1,153,773
Interest payable on notes payable, related parties	332,567	224,592
Deferred insurance	-	2,561
Accrual of loss on contingency	322,000	-
Interest payable on EIDL loan	5,860	4,076
Interest payable on PPP loan	-	983
Accrued expenses	27,524	25,670
	$3,907,954	$3,188,560

NOTE 9 – NOTES PAYABLE

As of December 31, 2022 and 2021, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of December 31, 2022 and 2021 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2022 and 2021 is $200,000. The interest expense during the years ended December 31, 2022 and 2021 were $50,000 and $15,616, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of 3 years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the year ended December 31, 2022, the Company issued the warrant that entitles the third party to purchase 48,309 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $86,821, which the Company recognized as interest expense.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of December 31, 2022 was $100,000. The interest expense during the year ended December 31, 2022 was $2,979. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 25%. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the year ended December 31, 2022, the Company amortized $7,472 of debt discount as interest expense.

The outstanding notes payables as of December 31, 2022 and 2021 were summarized as below:

	2022	2021
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022, net of debt discount of $23,878 and $0, respectively	76,122	-
	$297,602	$221,480

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of December 31, 2022 and 2021, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of December 31, 2022 and 2021 was $1,500.

The Company issued to Joe Galligan (a holder of between 10% and 15% of the Company’s shares of common stock who became a member of the Board on February 16, 2021) one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. During 2019 and 2020 the note was extended three times, ultimately rendering the note due on demand. On September 21, 2022, the Company entered into the Joseph Exchange Agreement, pursuant to which Mr. Joseph Galligan agreed to exchange of the promissory note then outstanding of $125,000, the accrued interest on the promissory note of $46,548, and the unpaid service fees of $175,090 into the Company’s 194,740 shares of common stock. The balance outstanding as of December 31, 2022 and 2021 was $0 and $125,000, respectively.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of December 31, 2022 and 2021 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2022 and 2021 is $500,000. The interest expense during the years ended December 31, 2022 and 2021 were $125,000 and $39,041, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. During the year ended December 31, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

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

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2022 was $20,000.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. The balance outstanding as of December 31, 2022 was $300,000. The interest expense during the year ended December 31, 2022 was $2,507. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the year ended December 31, 2022, the Company amortized $9,927 of debt discount as interest expense.

On December 8, 2022, the Company received $55,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2022 was $55,000.

The interest expense – related parties during the years ended December 31, 2022 and 2021 were $935,806 and $546,260, respectively, which includes the amortization of royalty obligations as interest expense of $477,436 and $477,436, respectively (see Note 13). As of December 31, 2022 and 2021, the accumulated interest on related parties notes payable was $332,567 and $224,592, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of December 31, 2022 and 2021 were summarized as below:

	2022	2021
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	75,000	-
Promissory note payable to Joe Galligan	-	125000
Promissory notes payables to Kent Emry	663,610	663,610
Promissory note payable to Louis C Lucido, net of debt discount of $49,473 and $0, respectively	250,527	-
	$990,637	$790,110

.

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

The interest expense during the years ended December 31, 2022 and 2021 were $1,000 and $1,034, respectively. As of December 31, 2022 and 2021, the accumulated interest on PPP Loan was $0 and $983, respectively

NOTE 12 - ECONOMIC INJURY DISASTER LOAN

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

The interest expense during the years ended December 31, 2022 and 2021 was $2,786 and $2,786, respectively. As of December 31, 2022 and 2021, the accumulated interest on EIDL Loan was $5,860 and $4,076, respectively.

During the year ended December 31, 2022, the Company made principal payment of $450 and interest payment of $1,003.

The future principal payments are as follows:

Year	Amount
2023	-
2024	-
2025	-
2026	16
2027	1,598
2028 and after	72,236
$73,850

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

During the years ended December 31, 2022 and 2021, the Company amortized $477,436 and $477,436, respectively, as interest expense.

NOTE 14 - STOCKHOLDERS’ EQUITY /(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of December 31, 2022 and 2021, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2022 and 2021 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of December 31, 2022 and 2021 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Year ended December 31, 2022

During the year ended December 31, 2022, the Company issued an aggregate of 111,443 shares of its common stock for services rendered valued at $243,430 based on the underlying market value of the common stock at the date of issuance, among which 56,345 shares valued at $100,000 were issued to the board of directors for board compensation.

During the year ended December 31, 2022, the Company issued an aggregate of 229,886 shares of its common stock pursuant to the Lucido 2022 Subscription Agreement and the Galligan 2022 Subscription Agreement. The common shares were recorded at a price of $4.35 per shares for gross proceeds to the Company of $1,000,000.

During the year ended December 31, 2022, the Company issued an aggregate of 110,619 shares of its common stock pursuant to the DeCsepel 2022 Subscription Agreement. The common shares were recorded at a price of 2.26 per shares for gross proceeds to the Company of $250,000.

During the year ended December 31, 2022, the Company issued an aggregate of 485,220 shares of its common stock in connection with conversion of promissory notes and accounts payable (see Note 10). The 485,220 shares of common stock were valued at an aggregate value of $1,062,632, resulting in $198,939 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

During the year ended December 31, 2022, the Company issued 82,500 shares as additional consideration for the issuance of a promissory note (see Note 10). The 82,500 shares of common stock were valued at an aggregate value of $167,641.

As of December 31, 2022 and 2021, the Company had 7,718,636 shares and 6,698,968 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of December 31, 2022, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As December 31, 2022, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of December 31, 2022, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 42,330 stock options. As of December 31, 2022, an aggregate total of 652,670 options can still be granted under the plan.

During the year ended December 31, 2022, the Company approved the grant of 14,000 stock options to three consultants valued at $31,374. The term of the options was three years, and the vesting period of is among one to two years.

During the year ended December 31, 2022, the Company approved the grant of 45,057 stock options to one director valued at $92,973. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2022:

Risk-free interest rate	0.91%-4.06%
Expected term (years)	3.00 – 5.00
Expected volatility	129.95%-148.85%
Expected dividends	0.00

The following table summarizes the stock option activity for the years ended December 31, 2022 and 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	828,631	$7.84	5.8	$-
Expired	(13,280)	7.15	-	-
Outstanding at December 31, 2021	815,351	$7.85	4.9	$795,115
Expired	(350)	1.60	-	-
Grants	59,057	3.07	4.1	-
Outstanding at December 31, 2022	874,058	7.53	3.9	559
Exercisable at December 31, 2022	866,766	$7.55	3.9	$559

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.975 as of December 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2022:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	367,083	3.6	367,083	3.6
2.51-5.00	62,808	2.6	62,808	2.6
5.01 and up	444,167	4.4	436,875	4.4
	874,058	3.9	866,766	3.9

The stock-based compensation expense related to option grants were $111,079 and $8,715 during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, stock-based compensation related to options of $13,269 remains unamortized and is expected to be amortized over the weighted average remaining period of 17 months.

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

During the year ended December 31, 2022, the Company issued a warrant that entitles a third party to purchase 48,309 common shares due to the loan default (see Note 9). The fair value of the warrant on June 8, 2022 was $86,821, which the Company recognized as interest expense.

During the year ended December 31, 2022, the Company issued a warrant that entitles Kent Emry (Chairman of the Company) to purchase 119,617 common shares due to the loan default (see Note 10). The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2022:

Risk-free interest rate	2.94%
Expected term (years)	3.00
Expected volatility	139.37%
Expected dividends	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$5.06	333,855	2.4	$5.06	333,855	2.4
	333,855	2.4	$5.06	333,855	2.4

The following table summarizes the warrant activity for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2021	72,500	$89.00
Issued	-	-
Exercised (1)	10,000	20.00
Expired	(62,500)	100.00
Outstanding at December 31, 2021	-	$-
Issued	333,855	5.06
Outstanding at December 31, 2022	333,855	$5.06

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

In March 2019, the Company entered into two Subscription and Royalty Agreements (“Subscription and Royalty Agreements”). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a holder of between 10% and 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a member of the Company’s Board of Directors. The Company received an aggregate gross proceeds of $6,000,000 in April 2019 and $210 royalty was due as of December 31, 2022 and 2021, under these two Subscription and Royalty Agreements.

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

As of December 31, 2022 and 2021, the Company’s related party payable was $1,077,088 and $1,014,892 , which comprised of compensation payable and interest payable to directors.

During the years ended December 31, 2022 and 2021, the Company issued 56,345 and 31,392, respectively, shares of common stock valued at $100,000 and $102,500, respectively, to directors.

During the year ended December 31, 2022, the Company approved the grant 45,057 stock options to one director, for a director’s compensation, valued at $92,973. The term of the options was five years, and the options vested immediately.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2022 included 87% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2021 included 72% from one customer of the Company’s total revenues.

At December 31, 2022, two customers accounted for 100% of the Company’s total accounts receivable with an aggregate amount of $35,378. At December 31, 2021, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $1,500.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through December 31, 2022.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2022:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(18,782)	$(8,211)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(4,545)	$(2,874)

Net loss attributable to the non-controlling interest for the year ended December 31, 2021:

BioCorRx Pharmaceuticals, Inc.
Net loss	$(9,853)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(2,384)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2022:

Balance, December 31, 2021	$(117,838)
Net loss attributable to the non-controlling interest	(7,419)
Balance, December 31, 2022	(125,257)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2021:

Balance, December 31, 2020	$(115,454)
Net loss attributable to the non-controlling interest	(2,384)
Balance, December 31, 2021	(117,838)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2022. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2022 and 2021, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of December 31, 2022 and 2021, there are no payments due.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of December 31, 2022, $70,138 were due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of December 31, 2022 is $393,776.

Agreements

As of May 14, 2021, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a renumeration amount of $10,000-$12,500 per month and has earned 1% of the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals as of May 7, 2021 based on FDA clearance of Company’s IND application; consulting agreement terminated in April 2021 (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; (iii) two consultants shall receive common stock equivalent to $3,750 on the last day of each month; and (iv) one consultant shall receive a remuneration amount of $3,500 per month.

As of December 31, 2022, the Company has entered into one 6-month consulting agreement for services. The consultant shall receive a renumeration amount of $6,000 due for the fourth, fifth and sixth month of the consulting agreement.

As of December 31, 2022, the Company has entered into six scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. During the year ended December 31, 2022, the Company approved the grant of 4,000 stock options to one consultant valued at $12,428. The term of the options was three years, and the vesting period of is among one year. There was no meeting held during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company approved the grant of 10,000 stock options to two sales representatives for consulting services valued at $18,946. The term of the options was three years, and the vesting period of is over two years. Consultants shall also be entitled to receive a performance-based bonus, contingent on achieving certain gross revenue milestones: (i) Company shall grant 10,000 incentive Stock Options upon achievement of U.S. $500,000 collected gross revenues, (ii) Company shall grant 20,000 incentive Stock Options to the Agent under its Stock Option Plan upon achievement of U.S. $1,000,000 collected gross revenues, (iii) Company shall grant 30,000 incentive Stock Options to the Agent under its Stock Option Plan upon achievement of U.S. $1,500,000 collected gross revenues, (iv) Company shall grant 40,000 incentive Stock Options to the Agent under its Stock Option Plan upon achievement of U.S. $2,000,000 collected gross revenues. The Stock Options shall expire in three (3) years from the date of grant and the exercise price shall be equal to the fair market value of the shares on the date of the grant, the Stock Options shall vest immediately.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,932.55 in attorney’s fees. While the Company cannot predict the outcome of this matter, the Company has accrued $322,000 as a loss contingency for this matter.

NOTE 20 - INCOME TAXES

The components of the income tax provisions for 2022 and 2021 are as follows:

	2022	2021
Current provision:
Federal	$-	$-
State	-	-

Deferred benefit:
Federal	-	-
State	-	-
	-	-
Change in valuation allowance	-	-
Total Provision	$-	$-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2022	2021
Provision at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	5.56%	6.98%
Other	(1.02)%	(8.80)
Nondeductible and other items	(3.27)%	(0.01)%
Change in valuation allowance	(22.27)%	(19.17)%
Total	(0.00)%	(0.00)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Allowance for doubtful debt	$7,598	$7,598
Stock options issued for services	1,988,251	1,889,047
Net operating loss carryforward	7,653,663	7,505,674
Section 174 capitalization	367,568	-
Other	681,453	401,357
Total deferred tax assets	10,698,533	9,803,675

Deferred tax liabilities:
Royalty obligation	(306,334)	(439,938)
Other	(55,447)	-
Total deferred tax liabilities	(361,781)	(439,938)
Deferred tax net	10,336,752	9,363,737
Valuation allowance	(10,336,752)	(9,363,737)

During the years ended December 31, 2022 and 2021, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2022 and 2021, the Company provided a valuation allowance on its net deferred tax assets of $10,336,752 and $9,363,737, respectively.

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $21.9 million, of which $9.3 million, if not utilized, expire by 2029. Federal net operating loss carryforwards totaling approximately $12.6 million can be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $39.2 million with varying expiration dates as determined by each state. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

At December 31, 2022 and 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2022, and 2021, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2021 tax years generally remain subject to examination by federal and state tax authorities.

NOTE 21 - SUBSEQUENT EVENTS

As of March 30, 2023 the Company issued an aggregate of 18,782 shares of its common stock for consulting services and one promissory note valued at $29,703.

As of March 30, 2023, the Company entered into a $50,000 unsecured promissory note.

On January 20, 2023, the board of directors of BioCorRx Inc. appointed Mr. Harsha Murthy as a member of the Board.

