Form 10-Q
period 2023-06-30
BioCorRx Inc.
filed 2023-08-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 8,524,910 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$197,304	$68,615
Accounts receivable	12,653	35,378
Grant receivable	92,426	130,152
Prepaid expenses	127,310	82,765
Total current assets	429,693	316,910

Property and equipment, net	63,782	76,572

Right to use assets	209,147	270,406

Other assets:
Patents, net	9,617	10,206
Software development costs	-	47,980
Deposits, long term	44,520	44,520
Total other assets	54,137	102,706

Total assets	$756,759	$766,594

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,342,869 and $1,077,088, respectively	$4,296,550	$3,907,954
Deferred revenue, short term	15,909	33,256
Lease liability, short term	142,160	134,343
Notes payable, net of debt discount of $11,751 and $23,878, respectively	359,729	297,602
Notes payable, related parties, net of debt discount of $0 and $49,473, respectively	888,383	990,637
Total current liabilities	5,702,731	5,363,792

Long term liabilities:
Economic Injury Disaster loan, long term	73,164	73,850
Royalty obligation, net of discount of $5,142,902 and $5,376,790, related parties	3,579,198	3,345,310
Lease liability, long term	108,131	181,328
Deferred revenue, long term	4,045	4,045

Total liabilities	9,467,269	8,968,325

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 8,519,489 and 7,718,636 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	8,520	7,719
Common stock subscribed	100,000	100,000
Additional paid in capital	67,554,849	66,130,296
Accumulated deficit	(76,268,198)	(74,336,105)
Total deficit attributable to BioCorRx Inc.	(8,583,213)	(8,076,474)
Non-controlling interest	(127,297)	(125,257)
Total deficit	(8,710,510)	(8,201,731)

Total liabilities and deficit	$756,759	$766,594

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues, net	$19,635	$16,002	$60,077	$36,520

Operating expenses:
Cost of implants and other costs	10,376	2,725	19,052	4,260
Research and development	238,419	382,952	475,806	580,801
Selling, general and administrative	711,027	981,819	1,507,076	1,920,764
Impairment of intellectual property	-	-	47,980	-
Depreciation and amortization	6,714	6,862	13,379	13,725
Total operating expenses	966,536	1,374,358	2,063,293	2,519,550

Loss from operations	(946,901)	(1,358,356)	(2,003,216)	(2,483,030)

Other income (expenses):
Interest expense - related parties	(162,825)	(372,118)	(332,205)	(525,618)
Interest expense, net	(27,489)	(100,326)	(53,529)	(113,602)
Loss on settlement of debt	(34,338)	-	(34,338)	-
Grant income	248,006	512,981	489,155	859,374
Other miscellaneous income	-	-	-	66
Total other income	23,354	40,537	69,083	220,220

Loss before provision for income taxes	(923,547)	(1,317,819)	(1,934,133)	(2,262,810)

Income taxes	-	-	-	-

Net loss	(923,547)	(1,317,819)	(1,934,133)	(2,262,810)

Non-controlling interest	1,106	1,756	2,040	2,307

Net loss attributable to BioCorRx Inc.	$(922,441)	$(1,316,063)	$(1,932,093)	$(2,260,503)

Net loss per common share, basic and diluted	$(0.11)	$(0.19)	$(0.24)	$(0.32)

Weighted average number of common shares outstanding, basic and diluted	8,464,429	7,026,012	8,105,052	6,979,146

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Series A		Series B				Common
	Convertible		Convertible				Stock	Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		Subscription	stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2022	80,000	$16,000	160,000	$5,616	7,718,636	$7,719	$-	$100,000	$66,130,296	$(74,336,105)	$(125,257)	$(8,201,731)
Common stock issued for services rendered	-	-	-	-	36,660	37	-	-	63,107	-	-	63,144
Common stock issued in connection with issuance of promissory notes	-	-	-	-	4,285	4	-	-	5,996	-	-	6,000
Common stock issued in connection with subscription agreement	-	-	-	-	342,592	343	(300,000)	-	599,657	-	-	300,000
Share-based compensation	-	-	-	-	-	-	-	-	16,074	-	-	16,074
Net loss	-	-	-	-	-	-		-	-	(1,009,652)	(934)	(1,010,586)
Balance, March 31, 2023 (unaudited)	80,000	$16,000	160,000	$5,616	8,102,173	$8,103	$(300,000)	$100,000	$66,815,130	$(75,345,757)	$(126,191)	$(8,827,099)
Common stock issued for services rendered	-	-	-	-	35,301	35	-	-	62,256	-	-	62,291
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	207,606	208	-	-	361,684	-	-	361,892
Common stock issued in connection with subscription agreement	-	-	-	-	174,409	174	300,000	-	299,826	-	-	600,000
Share-based compensation	-	-	-	-	-	-	-	-	15,953	-	-	15,953
Net loss	-	-	-	-	-	-	-	-	-	(922,441)	(1,106)	(923,547)
Balance, June 30, 2023 (unaudited)	80,000	$16,000	160,000	$5,616	8,519,489	$8,520	$-	$100,000	$67,554,849	$(76,268,198)	$(127,297)	$(8,710,510)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,934,133)	$(2,262,810)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	13,379	13,725
Amortization of discount on royalty obligation	233,888	233,888
Amortization of debt discount	33,262	-
Impairment of intellectual property	47,980	-
Amortization of right-of-use asset	61,259	55,931
Loss on settlement of debt	34,338	-
Stock based compensation	157,462	210,932
Warrants issued in connection with loan default	-	301,796
Changes in operating assets and liabilities:
Accounts receivable	22,725	(11,465)
Grant receivable	37,726	(61,000)
Prepaid expenses	(44,545)	(41,649)
Accounts payable and accrued expenses	450,488	411,860
Lease liability	(65,380)	(58,238)
Deferred revenue	(17,347)	(17,347)
Net cash used in operating activities	(968,898)	(1,224,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	900,000	1,250,000
Payment to Economic Injury Disaster loan	(686)	-
Payment of notes payable – related party	(35,000)	-
Proceeds from notes payable	50,000	-
Proceeds from notes payable – related party	183,273	-
Net cash provided by financing activities	1,097,587	1,250,000

Net increase in cash and restricted cash	128,689	25,623
Cash and restricted cash, beginning of the period	68,615	85,838

Cash and restricted cash, end of period	$197,304	$111,461

Cash and restricted cash consist of the following, end of period:
Cash	$197,304	$81,761
Restricted cash	-	29,700
Total	$197,304	$111,461

Cash and restricted cash consist of the following, beginning of the period:
Cash	$68,615	$85,838
Restricted cash	-	-
Total	$68,615	$85,838

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Common stock issued in connection with conversion of promissory notes and accounts payable	$361,892	$-
Common stock issued in connection with issuance of promissory notes	$6,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX, INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through June 30, 2023.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the sub issued 24.2% ownership to officers of BioCorRx Inc. with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 17).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

The following table presents the Company’s net sales by product category for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Sales/access fees	$9,245	$3,610
Distribution rights income	8,721	8,721
Membership/program fees	1,669	3,671
Net sales	$19,635	$16,002

	Six Months Ended June 30,
	2023	2022
Sales/access fees	$10,255	$10,560
Project support income	25,817	-
Distribution rights income	17,347	17,347
Membership/program fees	6,658	8,613
Net sales	$60,077	$36,520

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s unaudited condensed consolidated balance sheet:

Balance as of December 31, 2022
Short term	$33,256
Long term	4,045
Total as of December 31, 2022	$37,301
Net sales recognized	(17,347)
Balance as of June 30, 2023	19,954
Less short term	15,909
Long term	$4,045

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of June 30, 2023 and December 31, 2022.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and six months ended June 30, 2023 and 2022.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. $0 impairment was recognized for the three and six months ended June 30, 2023 and 2022.

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

On July 1, 2021, the Company began development of a proprietary cloud based app that will be marketed and commercialized, for $47,980. During the six months ended June 30, 2023, the Company wrote off the $47,980 as impairment loss.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2023	2022
Shares underlying options outstanding	882,869	843,004
Shares underlying warrants outstanding	850,856	333,855
Convertible preferred stock outstanding	240,000	240,000
	1,973,725	1,416,859

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $33,638 and $115,415 as advertising costs for the three months ended June 30, 2023 and 2022, respectively. The Company charged to operations $62,786 and $189,045 as advertising costs for the six months ended June 30, 2023 and 2022, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. Grant receivables were $92,426 and $122,652 as of June 30, 2023 and December 31, 2022, respectively. Deferred revenues related to the grant were $0 as of June 30, 2023 and December 31, 2022. $248,006 and $512,981 were recorded as grant income for the three months ended June 30, 2023 and 2022, respectively. $489,155 and $859,374 were recorded as grant income for the six months ended June 30, 2023 and 2022, respectively. The F&A indirect costs were $0 and $253,208 as of June 30, 2023 and December 31, 2022, respectively. The grant provides for $516,218 in funding for F&A indirect costs. The remaining facilities and administrative indirect cost over allocation is $9,671 as of June 30, 2023. The Company will credit the F&A indirect cost rate.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $238,419 and $382,952 for the three months ended June 30, 2023 and 2022, respectively. The Company incurred research and development expenses of $475,806 and $580,801 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2023 and December 31, 2022, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2023, the Company had cash of $197,304 and working capital deficit of $5,273,038. During the six months ended June 30, 2023, the Company used net cash in operating activities of $968,898. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the six months ended June 30, 2023, the Company entered into three subscription agreements pursuant to which the Company issued an aggregate of 517,001 shares of common stock for gross proceeds of $900,000.

During the six months ended June 30, 2023, the Company issued one note payable to a third party for a principal of $50,000 with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 4,285 shares of common stock valued at $6,000, which was recognized as debt discount.

During the six months ended June 30, 2023, the Company received $50,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of June 30, 2023 was $50,000 which amount is payable on demand. There is no interest rate attached to these advances.

During the six months ended June 30, 2023, the Company received $133,273 advances from Lourdes Felix, the Company’s Chief Executive Officer and Chief Financial Officer (“CEO” and “CFO”, respectively). The balance outstanding as of June 30, 2023 was $98,273.

On April 3, 2023, the Company entered into an Exchange Agreement (the “Louis 2023 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at $1.71 per share, resulting in the recognition of $34,338 of loss on settlement of debt.

On June 1, 2023, the Company entered into an Exchange Agreement (the “Consultant Exchange Agreement”) with one consultant, pursuant to which the consultant agreed to exchange of the unpaid service fees of $48,000 into the Company’s 24,000 shares of common stock at $2.00 per share.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Prepaid insurance	$39,691	$4,284
Prepaid subscription services	72,136	49,901
Prepaid research and development	-	7,480
Other prepaid expenses	15,483	21,100
	$127,310	$82,765

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(130,769)	(117,979)
	$63,782	$76,572

Depreciation expense charged to operations amounted to $6,420 and $6,568, respectively, for the three months ended June 30, 2023 and 2022. Depreciation expense charged to operations amounted to $12,790 and $13,136, respectively, for the six months ended June 30, 2023 and 2022.

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

Lease liability is summarized below:

	June 30,	December 31,
	2023	2022
Total lease liability	$250,291	$315,671
Less: short term portion	142,160	134,343
Long term portion	$108,131	$181,328

Maturity analysis under these lease agreements are as follows:

Total
2023	$77,845
2024	159,420
2025	31,690
Subtotal	268,955
Less: Present value discount	(18,664)
Lease liability	$250,291

Lease expense for the three and six months ended June 30, 2023 and 2022 was comprised of the following:

	Three Months Ended
	June 30,
	2023	2022
Operating lease expense	$36,402	$36,192
	$36,402	$36,192

	Six Months Ended
	June 30,
	2023	2022
Operating lease expense	$72,804	$72,384
	$72,804	$72,384

During the six months ended June 30, 2023 and 2022, the Company paid $76,926 and $74,691 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term	1.6	2.1

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended June 30, 2023 and 2022, the Company recorded amortization expense of $294 and $295, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded amortization expense of $589 and $590, respectively. As of June 30, 2023, the accumulated amortization of these patents was $5,583.

The future amortization of the patents are as follows:

Year	Amount
2023	580
2024	1,169
2025	1,169
2026	1,169
2027 and after	5,530
$9,617

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Accounts payable	$2,255,503	$2,013,250
Interest payable on notes payable	1,232,622	1,206,753
Interest payable on notes payable, related parties	401,857	332,567
Deferred insurance	27,340	-
Accrual of loss on contingency	322,000	322,000
Interest payable on EIDL loan	5,750	5,860
Accrued expenses	51,478	27,524
	$4,296,550	$3,907,954

NOTE 9 - NOTES PAYABLE

As of June 30, 2023 and December 31, 2022, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of June 30, 2023 and December 31, 2022 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of June 30, 2023 and December 31, 2022 is $200,000. The interest expense during the three months ended June 30, 2023 and 2022 were $12,466. The interest expense during the six months ended June 30, 2023 and 2022 were $24,795. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of 3 years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles the third party to purchase 48,309 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $86,821, which the Company recognized as interest expense.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of June 30, 2023 and December 31, 2022 was $100,000. The interest expense during the three months ended June 30, 2023 was $3,117.  The interest expense during the six months ended June 30, 2023 was $6,199. The Company made an interest payment of $6,250 during the six months ended June 30, 2023. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 25%. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the three months ended June 30, 2023, the Company amortized $7,816 of debt discount as interest expense. During the six months ended June 30, 2023, the Company amortized $15,546 of debt discount as interest expense.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of June 30, 2023 was $50,000. The interest expense during the three months ended June 30, 2023 was $1,558.  The interest expense during the six months ended June 30, 2023 was $2,688. The Company made an interest payment of $1,563 during the six months ended June 30, 2023. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the three months ended June 30, 2023, the Company amortized $1,495 of debt discount as interest expense. During the six months ended June 30, 2023, the Company amortized $2,580 of debt discount as interest expense.

The interest expense during the three months ended June 30, 2023 and 2022 were $27,489 and $100,326, respectively. The interest expense during the six months ended June 30, 2023 and 2022 were $53,529 and $113,602, respectively. As of June 30, 2023 and December 31, 2022, the accumulated interest on notes payable was $1,232,622 and $1,206,753, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of June 30, 2023 and December 31, 2022 were summarized as below:

	June 30,	December 31,
	2023	2022
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022, net of debt discount of $8,331 and $23,878, respectively	91,669	76,122
Promissory note payable dated January 25, 2023, net of debt discount of $3,420 and $0, respectively	46,580	-
	$359,729	$297,602

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of June 30, 2023 and December 31, 2022, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of June 30, 2023 and December 31, 2022 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of June 30, 2023 and December 31, 2022 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of June 30, 2023 and December 31, 2022 is $500,000. The interest expense during the three months ended June 30, 2023 and 2022 were $31,164. The interest expense during the six months ended June 30, 2023 and 2022 were $61,986. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of June 30, 2023 and December 31, 2022 was $20,000.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. On April 3, 2023, the Company entered into the Louis 2023 Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at $1.71 per share, resulting in the recognition of $34,338 of loss on settlement of debt. The balance outstanding as of June 30, 2023 and December 31, 2022 was $0 and $300,000. As the Company failed to make a payment due under the terms of the promissory note, the stated interest rate of the note was increased to 20% on February 1, 2023. The interest expense during the three months ended June 30, 2023 was $7,687. The interest expense during the six months ended June 30, 2023 was $11,386. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the three months ended June 30, 2023, the Company amortized $488 of debt discount as interest expense. During the six months ended June 30, 2023, the Company amortized $15,135 of debt discount as interest expense. The remaining debt discount was written off as a loss on settlement of debt for the three months ended June 30, 2023.

On December 8, 2022, the Company received $55,000 advances from Mr. Lucido. The balance outstanding as of June 30, 2023 and December 31, 2022 was $55,000.

On March 16, 2023, the Company received $50,000 advances from Mr. Lucido. The balance outstanding as of June 30, 2023 and December 31, 2022 was $50,000.

During the six months ended June 30, 2023, the Company received $133,273 advances from Lourdes Felix. The balance outstanding as of June 30, 2023 was $98,273.

The interest expense – related parties during the three months ended June 30, 2023 and 2022 were $162,825 and $372,118, respectively, which includes the amortization of royalty obligations as interest expense of $118,554 and $118,554, respectively (see Note 12). The interest expense – related parties during the six months ended June 30, 2023 and 2022 were $332,205 and $525,618, respectively, which includes the amortization of royalty obligations as interest expense of $233,888 and $233,888, respectively (see Note 12). As of June 30, 2023 and December 31, 2022, the accumulated interest on related parties notes payable was $401,857 and $332,567, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of June 30, 2023 and December 31, 2022 were summarized as below:

	June 30,	December 31,
	2023	2022
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	125,000	75,000
Advances from Lourdes Felix	98,273	-
Promissory notes payables to Kent Emry	663,610	663,610
Promissory note payable to Louis C Lucido, net of debt discount of $0 and $49,473, respectively	-	250,527
	$888,383	$990,637

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

The interest expense during the three months ended June 30, 2023 and 2022 was $695. The interest expense during the six months ended June 30, 2023 and 2022 was $1,382. As of June 30, 2023 and December 31, 2022, the accumulated interest on EIDL Loan was $5,750 and $5,860, respectively.

During the six months ended June 30, 2023 and 2022, the Company made principal payment of $685 and $0, respectively. During the six months ended June 30, 2023 and 2022, the Company made interest payment of $1,492 and $0, respectively.

The future principal payments are as follows:

Year	Amount
2023	$-
2024	-
2025	-
2026	16
2027	1,598
2028 and after	71,550
$73,164

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

During the three months ended June 30, 2023 and 2022, the Company amortized $118,554 as interest expense. During the six months ended June 30, 2023 and 2022, the Company amortized $233,888 as interest expense.

NOTE 13 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of June 30, 2023 and December 31, 2022, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of June 30, 2023 and December 31, 2022, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of June 30, 2023 and December 31, 2022, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Six months ended June 30, 2023

During the six months ended June 30, 2023, the Company issued an aggregate of 71,961 shares of its common stock for services rendered valued at $125,435 based on the underlying market value of the common stock at the date of issuance, among which 33,697 shares valued at $58,949 were issued to the board of directors for board compensation.

During the six months ended June 30, 2023, the Company issued an aggregate of 517,001 shares of its common stock pursuant to the Lucido 2023 Subscription Agreement (as defined in Note 15), the Galligan 2023 Subscription Agreement (as defined in Note 15), and the 2023 Q2 Subscription Agreement (as defined in Note 14). 342,592 common shares were recorded at a price of $1.75 per shares for gross proceeds to the Company of $600,000. 174,409 common shares were recorded at a price of $1.72 per shares for gross proceeds to the Company of $300,000.

During the six months ended June 30, 2023, the Company issued 4,285 shares as additional consideration for the issuance of a promissory note (see Note 9). The 4,285 shares of common stock were valued at an aggregate value of $6,000.

During the six months ended June 30, 2023, the Company issued 183,606 shares of its common stock in connection with conversion of promissory notes (see Note 10). The 183,606 shares of common stock were valued at an aggregate value of $313,892, resulting in $34,338 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt. During the six months ended June 30, 2023, the Company also issued 24,000 shares of its common stock in connection with conversion of accounts payable of $48,000. The 24,000 shares of common stock were valued at an aggregate value of $48,000.

As of June 30, 2023 and December 31, 2022, the Company had 8,519,489 shares and 7,718,636 shares of common stock issued and outstanding, respectively.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of June 30, 2023, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our Board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As of June 30, 2023, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of June 30, 2023, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 59,475 stock options. As of June 30, 2023, an aggregate total of 635,525 options can still be granted under the plan.

During the six months ended June 30, 2023, the Company approved the grant of 17,145 stock options to one director valued at $27,328. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2023:

Risk-free interest rate	3.60 – 4.13%
Expected term (years)	5.00
Expected volatility	150.62 - 150.79%
Expected dividends	0.00

The following table summarizes the stock option activity for the six months ended June 30, 2023:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2022	874,058	$7.53	3.9	$559
Expired	(8,334)	3.00
Grants	17,145	1.75	4.9	-
Outstanding at June 30, 2023	882,869	$7.46	3.5	$12,287
Exercisable at June 30, 2023	878,077	$7.47	3.5	$12,287

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.71 as of June 30, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2023:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	384,228	3.1	384,228	3.1
2.51-5.00	54,474	2.5	54,474	2.5
5.01 and up	444,167	3.9	439,375	3.9
	882,869	3.5	878,077	3.5

The stock-based compensation expense related to option grants were $15,953 and $15,495 during the three months ended June 30, 2023 and 2022, respectively. The stock-based compensation expense related to option grants were $32,027 and $68,377 during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, stock-based compensation related to options of $8,571 remains unamortized and is expected to be amortized over the weighted average remaining period of 11 months.

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

On April 4, 2023, the Company entered into a Subscription Agreement (the “2023 Q2 Subscription Agreement”) with a third party. Pursuant to the 2023 Q2 Subscription Agreement, the third party purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $300,000 at a purchase price of $1.72 per share, for a total of 174,409 shares of common stock. The aggregate purchase price owed pursuant to the 2023 Q2 Subscription Agreement was paid in cash to the Company on April 5, 2023. Simultaneously, the Company issued a warrant that entitles the third party to purchase 174,409 common stock at an exercise price of $4.00, expiring 3 years from the date of issuance in connection with the sale of common stock.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2023:

Risk-free interest rate	3.60 – 3.87%
Expected term (years)	3.00
Expected volatility	173.55 – 173.66%
Expected dividends	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$4.42	850,856	2.4	$4.42	850,856	2.4
$4.42	850,856	2.4	$4.42	850,856	2.4

The following table summarizes the warrant activity for the six months ended June 30, 2023:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at December 31, 2022	333,855	$5.06
Grants	517,001	4.00
Outstanding at June 30, 2023	850,856	$4.42
Exercisable at June 30, 2023	850,856	$4.42

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

On March 29, 2023, the Company entered into a Subscription Agreement (the “Lucido 2023 Subscription Agreement”) with Louis C Lucido and Carolyn M. Lucido, or their Successors, as Trustee of the Lucido Family Trust, Dated May 23, 2017, managed by Mr. Lucido, a member of the Company’s Board of Directors. Pursuant to the Lucido 2023 Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share, in the aggregate amount of $300,000 at a purchase price of $1.75 per share, for a total of 171,296 shares of Common Stock. The aggregate Purchase Price owed pursuant to the Lucido 2023 Subscription Agreement was paid on April 5, 2023.

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

As of June 30, 2023 and December 31, 2022, the Company’s related party payable was $1,342,869 and $1,077,088, which comprised of compensation payable and interest payable to directors.

During the six months ended June 30, 2023 and 2022, the Company issued 33,697 and 17,500, respectively, shares of common stock valued at $58,949 and $50,000, respectively, to directors.

NOTE 16 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2023 included 66% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2022 included 55% from one customer of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2023 included 72% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2022 included 47% from one customer of the Company’s total revenues.

At June 30, 2023, two customers accounted for 100% of the Company’s total accounts receivable with an amount of $12,653. At December 31, 2022, two customers accounted for 100% of the Company’s total accounts receivable with an aggregate amount of $35,378.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through June 30, 2023.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended June 30, 2023:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(1,849)	$(1,881)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(448)	$(658)

Net loss attributable to the non-controlling interest for the three months ended June 30, 2022:

BioCorRx Pharmaceuticals, Inc.
Net loss	$(7,257)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(1,756)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2023:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(3,296)	$(3,550)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(798)	$(1,242)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2022:

BioCorRx Pharmaceuticals, Inc.
Net loss	$(9,533)
Average Non-controlling interest percentage of profit/losses	24.2%
Net loss attributable to the non-controlling interest	$(2,307)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2023:

Balance, December 31, 2022	$(125,257)
Net loss attributable to the non-controlling interest	(2,040)
Balance, June 30, 2023	$(127,297)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2022:

Balance, December 31, 2021	$(117,838)
Net loss attributable to the non-controlling interest	(2,307)
Balance, June 30, 2022	$(120,145)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of June 30, 2023. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of June 30, 2023 and December 31, 2022, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of June 30, 2023 and December 31, 2022, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of June 30, 2023, the Public Offering has not yet been abandoned by the Company.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of June 30, 2023, $5,046 were due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of June 30, 2023 is $502,989.

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

As of June 30, 2023, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

As of June 30, 2023, the Company has entered into seven scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. There was no meeting held during the six months ended June 30, 2023.

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

NOTE 19 - SUBSEQUENT EVENTS

As of August 11, 2023 the Company issued an aggregate of 5,421 shares of its common stock for consulting services valued at $11,708.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102 in advance of BICX101. Product candidate BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102; the Company plans to apply for dual indications, both opioid use disorder and alcohol use disorder, within the same application. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $92,426 and $122,652 as of June 30, 2023 and December 31, 2022, respectively. Deferred revenues related to the grant were $0 as of June 30, 2023 and December 31, 2022. $248,006 and $512,981 were recorded as grant income during the three months ended June 30, 2023 and 2022, respectively. $489,155 and $859,374 were recorded as grant income during the six months ended June 30, 2023 and 2022, respectively.

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

Recent Developments

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of June 30, 2023 was $50,000. The interest expense during the three months ended June 30, 2023 was $1,558.  The interest expense during the six months ended June 30, 2023 was $2,688. Interest payment during the six months ended June 30, 2023 was $1,563. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the three months ended June 30, 2023, the Company amortized $1,496 of debt discount as interest expense. During the six months ended June 30, 2023, the Company amortized $2,581 of debt discount as interest expense.

On March 16, 2023, the Company received $50,000 advances from Mr. Lucido. The balance outstanding as of June 30, 2023 was $50,000.

During the six months ended June 30, 2023, the Company received $133,273 advances from Lourdes Felix. The balance outstanding as of June 30, 2023 was $98,273.

On March 29, 2023, the Company entered into a Subscription Agreement (the “Lucido 2023 Subscription Agreement”) with Louis C Lucido and Carolyn M. Lucido, or their Successors, as Trustee of the Lucido Family Trust, Dated May 23, 2017, managed by Mr. Lucido, a member of the Company’s Board of Directors. Pursuant to the Lucido 2023 Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value $0.001 per share, in the aggregate amount of $300,000 at a purchase price of $1.75 per share, for a total of 171,296 shares of Common Stock. The aggregate Purchase Price owed pursuant to the Lucido 2023 Subscription Agreement was paid on April 5, 2023.

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

On April 3, 2023, the Company entered into an Exchange Agreement (the “Louis 2023 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at $1.71 per share, resulting in the recognition of $34,338 of loss on settlement of debt.

On April 4, 2023, the Company entered into a Subscription Agreement (the “2023 Q2 Subscription Agreement”) with a third party. Pursuant to the 2023 Q2 Subscription Agreement, the third party purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $300,000 at a purchase price of $1.72 per share, for a total of 174,409 shares of common stock. The aggregate purchase price owed pursuant to the 2023 Q2 Subscription Agreement was paid in cash to the Company on April 5, 2023. Simultaneously, the Company issued a warrant that entitles the third party to purchase 174,409 common stock at an exercise price of $4.00, expiring 3 years from the date of issuance in connection with the sale of common stock.

On June 1, 2023, the Company entered into an Exchange Agreement (the “Consultant Exchange Agreement”) with one consultant, pursuant to which the consultant agreed to exchange of the unpaid service fees of $48,000 into the Company’s 24,000 shares of common stock at $2.00 per share.

Results of Operations

Three Months ended June 30, 2023 Compared with Three Months ended June 30, 2022

	2023	2022
Revenues, net	$19,635	$16,002
Total operating expenses	(966,536)	(1,374,358)
Interest expense - related parties	(162,825)	(372,118)
Interest expense, net	(27,489)	(100,326)
Loss on settlement of debt	(34,338)	-
Grant income	248,006	512,981
Net loss	(923,547)	(1,317,819)
Non-controlling interest	1,106	1,756
Net loss attributable to BioCorRx Inc.	$(922,441)	$(1,316,063)

Revenues

Total net revenues for the three months ended June 30, 2023 were $19,635 compared with $16,002 for the three months ended June 30, 2022, reflecting an increase of 22.7%. Sales/access fees for the three months ended June 30, 2023 and 2022 were $9,245 and $3,610, respectively, reflecting an increase of $5,635. The primary reason for the increase in 2023 is directly related to the increased number of patients treated at licensed clinics during 2023. Distribution rights income for the three months ended June 30, 2023 and 2022 were $8,721. Membership/program fees for the three months ended June 30, 2023 and 2022 were $1,669 and $3,671, respectively. The primary reason for the decrease in 2023 was due to the decrease in number of customers of the Company’s UnCraveRx™ Weight Loss Management Program.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2023 and 2022 were $966,536 and $1,374,358, respectively, reflecting a decrease of $407,822.

The reasons for the decrease in 2023 are primarily due to (i) a decrease of $144,533 in research and development expense, from $382,952 for the three months ended June 30, 2022 to $238,419 for the three months ended June 30, 2023, (ii) a decrease of $98,890 in accounting and legal fees due to less legal services used during 2023, from $209,993 for the three months ended June 30, 2022 to $111,102 for the three months ended June 30, 2023, (iii) a decrease of $81,777 in advertising expenses from $115,416 for the three months ended June 30, 2022 to $33,639 for the three months ended June 30, 2023, and (iv) a decrease of $52,088 in payroll expenses due to less employees employed in 2023, from $252,634 for the three months ended June 30, 2022 to $200,546 for the three months ended June 30, 2023.

Interest Expense - Related Parties

Interest expense - related parties for the three months ended June 30, 2023 and 2022 were $162,825 and $372,118, respectively. During 2022, one promissory note issued to a related party went into default. Based on the terms of the promissory note, the Company issued warrants to the related party as additional consideration to cure the default.  The decrease of related parties interest expense is mainly due to the recognition of the fair value of such warrants as interest expense.

Interest Expense

Interest expense for the three months ended June 30, 2023 and 2022 were $27,489 and $100,326, respectively. During 2022, one promissory note issued to a third party went into default. Based on the terms of the promissory note, the Company issued warrants to the third party as additional consideration to cure the default.  The decrease of interest expense is mainly due to the recognition of the fair value of such warrants as interest expense.

Grant Income

During the three months ended June 30, 2023, the Company recognized grant income of $248,006 as compared to $512,981 for the comparable period last year. The larger grant income in 2022 was due on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the three months ended June 30, 2023, the Company experienced a net loss of $923,547 compared with a net loss of $1,317,819 for the three months ended June 30, 2022. The decrease in net loss is primarily due to the decreased operating expenses.

Six Months ended June 30, 2023 Compared with Six Months ended June 30, 2022

	2023	2022
Revenues, net	$60,077	$36,520
Total operating expenses	(2,063,293)	(2,519,550)
Interest expense - related parties	(332,205)	(525,618)
Interest expense, net	(53,529)	(113,602)
Loss on settlement of debt	(34,338)	-
Grant income	489,155	859,374
Other miscellaneous income	-	66
Net loss	(1,934,133)	(2,262,810)
Non-controlling interest	2,040	2,307
Net loss attributable to BioCorRx Inc.	$(1,932,093)	$(2,260,503)

Revenues

Total net revenues for the six months ended June 30, 2023 were $60,077 compared with $36,520 for the six months ended June 30, 2022, reflecting an increase of 64.5%. Sales/access fees for the six months ended June 30, 2023 and 2022 were $10,255 and $10,560, respectively. Project support income for the six months ended June 30, 2023 and 2022 were $25,817 and $0, respectively, reflecting an increase of $25,817. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The primary reason for the increase in 2023 is directly related to the development of the new revenue stream during the third quarter of 2022. Distribution rights income for the six months ended June 30, 2023 and 2022 were $17,347. Membership/program fees for the six months ended June 30, 2023 and 2022 were $6,658 and $8,613, respectively. The primary reason for the decrease in 2023 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2023 and 2022 were $2,063,293 and $2,519,550, respectively, reflecting a decrease of $456,257.

The reasons for the decrease in 2023 are primarily due to (i) (iii) a decrease of $126,259 in advertising expenses from $189,045 for the six months ended June 30, 2022 to $62,786 for the six months ended June 30, 2023, (ii) a decrease of $104,995 in research and development expense, from $580,801 for the six months ended June 30, 2022 to $475,806 for the six months ended June 30, 2023, (iii) a decrease of $97,809 in payroll expenses due to less employees employed in 2023, from $504,435 for the six months ended June 30, 2022 to $406,625 for the six months ended June 30, 2023, and (iv)  a decrease of $77,733 in consulting fees due to decreased consulting services during 2023, from $404,244 for the six months ended June 30, 2022 to $326,511 for the six months ended June 30, 2023.

Interest Expense - Related Parties

Interest expense - related parties for the six months ended June 30, 2023 and 2022 were $332,205 and $525,618, respectively. During 2022, one promissory note issued to a related party went into default. Based on the terms of the promissory note, the Company issued warrants to the related party as additional consideration to cure the default.  The decrease of related parties interest expense is mainly due to the recognition of the fair value of such warrants as interest expense.

Interest Expense

Interest expense for the six months ended June 30, 2023 and 2022 were $53,529 and $113,602, respectively. During 2022, one promissory note issued to a third party went into default. Based on the terms of the promissory note, the Company issued warrants to the third party as additional consideration to cure the default.  The decrease of interest expense is mainly due to the recognition of the fair value of such warrants as interest expense.

Grant Income

During the six months ended June 30, 2023, the Company recognized grant income of $489,155 as compared to $859,374 for the comparable period last year. The larger grant income in 2022 was due on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Net Loss

For the six months ended June 30, 2023, the Company experienced a net loss of $1,934,133 compared with a net loss of $2,262,810 for the six months ended June 30, 2022. The decrease in net loss is primarily due to the decreased operating expenses.

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash of $197,304. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2023	2022
Net cash used in operating activities	$(968,898)	$(1,224,377)
Net cash provided by financing activities	1,097,587	1,250,000
Net increase in cash	128,689	25,623
Cash and restricted cash, beginning of period	68,615	85,838
Cash and restricted cash, end of period	$197,304	$111,461

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the six months ended June 30, 2023 and 2022, the Company received $900,000 and $1,250,000, respectively, proceeds from common stock subscription agreement.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of June 30, 2023 was $20,000.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of June 30, 2023 was $100,000. The interest expense during the three months ended June 30, 2023 was $3,116.  The interest expense during the six months ended June 30, 2023 was $6,198. The Company made an interest payment of $6,250 during the six months ended June 30, 2023. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 25%. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the three months ended June 30, 2023, the Company amortized $7,816 of debt discount as interest expense. During the six months ended June 30, 2023, the Company amortized $15,546 of debt discount as interest expense.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. On April 3, 2023, the Company entered into the Louis 2023 Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at $1.71 per share, resulting in the recognition of $34,338 of loss on settlement of debt. The balance outstanding as of June 30, 2023 and December 31, 2022 was $0 and $300,000. As the Company failed to make a payment due under the terms of the promissory note, the stated interest rate of the note was increased to 20% on February 1, 2023. The interest expense during the three months ended June 30, 2023 was $7,687. The interest expense during the six months ended June 30, 2023 was $11,386. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the three months ended June 30, 2023, the Company amortized $488 of debt discount as interest expense. During the six months ended June 30, 2023, the Company amortized $15,135 of debt discount as interest expense. The remaining debt discount was written off as a loss on settlement of debt for the three months ended June 30, 2023.

On December 8, 2022, the Company received $55,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of June 30, 2023 was $55,000.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of June 30, 2023 was $50,000. The interest expense during the three months ended June 30, 2023 was $1,558.  The interest expense during the six months ended June 30, 2023 was $2,688. The Company made an interest payment of $1,563 during the six months ended June 30, 2023. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the three months ended June 30, 2023, the Company amortized $1,495 of debt discount as interest expense. During the six months ended June 30, 2023, the Company amortized $2,580 of debt discount as interest expense.

On March 16, 2023, the Company received $50,000 advances from Mr. Lucido. The balance outstanding as of June 30, 2023 was $50,000.

During the six months ended June 30, 2023, the Company received $133,273 advances from Lourdes Felix. The balance outstanding as of June 30, 2023 was $98,273.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $968,898 for the six months ended June 30, 2023 compared to $1,224,377 used in operating activities for the six months ended June 30, 2022. The decrease was primarily due to a decrease in operating assets.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $152,413, from $1,250,000 provided by financing activities for the six months ended June 30, 2022 to $1,097,587 cash provided by financing activities for the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company entered into three subscription agreements pursuant to which the Company issued an aggregate of 517,001 shares of common stock for gross proceeds of $900,000. The Company issued 340,505 shares of common stock for proceeds of $1,250,000 during the six months ended June 30, 2022.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of June 30, 2023 was $50,000.

On March 16, 2023, the Company received $50,000 advances from Mr. Lucido. The balance outstanding as of June 30, 2023 was $50,000.

During the six months ended June 30, 2023, the Company received $133,273 advances from Lourdes Felix. The balance outstanding as of June 30, 2023 was $98,273.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2023, the Company had a working capital deficit of $(5,273,038), and an accumulated deficit of $76,268,198. The Company has not yet generated any significant revenues, and has incurred net losses since inception. The Company also defaulted on several promissory notes agreements and cured the defaults by issuing warrants. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

The following tables present the Company’s net sales by product category for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Sales/access fees	$9,245	$3,610
Distribution rights income	8,721	8,721
Membership/program fees	1,669	3,671
Net sales	$19,635	$16,002

	Six Months Ended June 30,
	2023	2022
Sales/access fees	$10,255	$10,560
Project support income	25,817	-
Distribution rights income	17,347	17,347
Membership/program fees	6,658	8,613
Net sales	$60,077	$36,520

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s unaudited condensed consolidated balance sheet:

Balance as of December 31, 2022
Short term	$33,256
Long term	4,045
Total as of December 31, 2022	$37,301
Net sales recognized	(17,347)
Balance as of June 30, 2023	19,954
Less short term	15,909
Long term	$4,045

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

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102 from the National Institute on Drug Abuse. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. Grant receivables were $92,426 and $122,652 as of June 30, 2023 and December 31, 2022, respectively. Deferred revenues related to the grant were $0 as of June 30, 2023 and December 31, 2022. $248,006 and $512,981 were recorded as grant income for the three months ended June 30, 2023 and 2022, respectively. $489,155 and $859,374 were recorded as grant income for the six months ended June 30, 2023 and 2022, respectively. The F&A indirect costs were $0 and $253,208 as of June 30, 2023 and December 31, 2022, respectively. The grant provides for $516,218 in funding for F&A indirect costs. The remaining facilities and administrative indirect cost over allocation is $9,671 as of June 30, 2023. The Company will credit the F&A indirect cost rate.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2023 and December 31, 2022, the Company has not recorded any unrecognized tax benefits.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of June 30, 2023, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2023, the Company issued an aggregate of 71,961 shares of its common stock for services rendered valued at $125,435 based on the underlying market value of the common stock at the date of issuance, among which 33,697 shares valued at $58,949 were issued to the board of directors for board compensation.

During the six months ended June 30, 2023, the Company issued 4,285 shares as additional consideration for the issuance of a promissory note (see Note 9). The 4,285 shares of common stock were valued at an aggregate value of $6,000.

During the six months ended June 30, 2023, the Company issued 183,606 shares of its common stock in connection with conversion of promissory notes (see Note 10). The 183,606 shares of common stock were valued at an aggregate value of $313,892, resulting in $34,338 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt. During the six months ended June 30, 2023, the Company also issued 24,000 shares of its common stock in connection with conversion of accounts payable of $48,000. The 24,000 shares of common stock were valued at an aggregate value of $48,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 on the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2023)
10.1	Form of Subscription Agreement by and between BioCorRx Inc. and the Investor (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2023)
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

_______________

**	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCORRX INC.

Date: August 14, 2023	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

