Form 10-K
period 2023-12-31
BioCorRx Inc.
filed 2024-04-01
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2023 was $9,200,147 based on the closing price of $1.74 per share of common stock of BioCorRx, Inc. as quoted on the OTCQB Marketplace on that date.

As of March 29, 2024, there were 8,815,454 shares of registrant’s common stock outstanding.

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

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides addiction treatment solutions offering a unique approach to the treatment of substance use and other related disorders. The Company also controls BioCorRx Pharmaceuticals Inc., a clinical-stage drug development subsidiary currently seeking FDA approval for BICX104, an implantable naltrexone pellet for the treatment of alcohol and opioid use disorders.

Beat Addiction Recovery is a substance use disorder recovery program that typically includes BioCorRx's proprietary Cognitive Behavioral Therapy (CBT) modules along with peer support via mobile app along with medication prescribed by an independent treating physician under their discretion.

The UnCraveRx® Weight Loss Program is also a medication-assisted weight loss program that includes access to concierge on-demand wellness specialists: nutritionists, fitness experts, and personal support from behavioral experts.

BioCorRx makes the Beat Addiction Recovery Program and UnCraveRx® Weight Loss Management Program available to healthcare providers to utilize when the healthcare provider determines it is medically appropriate and indicated for his or her patients. Any physician or medical professional is solely responsible for treatment options prescribed or recommended to his or her patients.

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs.

BICX102 is an implantable pellet of naltrexone that was the original product candidate being developed under NIDA award number UG3DA047925 (awarded in 2019 and 2020) and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104.  BICX102/BICX104 research was supported by the National Institute On Drug Abuse of the National Institutes of Health under Award Number UG3DA047925 and UH3DA047925.

BICX104 is being developed through a cooperative agreement with the National Institutes of Health (NIDA), part of the National Institutes of Health (NIH), under award number UH3DA047925, funded by the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative. This award is subject to the Cooperative Agreement Terms and Conditions of Award as set forth in RFA DA-19-002 entitled, Development of Medications to Prevent and Treat Opioid Use Disorders (OUD) and Overdose (UG3/UH3) (Clinical Trial Optional).

BICX104 is a biodegradable, long-acting subcutaneous pellet of naltrexone for the treatment of opioid use disorder (OUD) being developed with the goal of improving patient compliance to naltrexone therapy compared to other marketed treatments. In Phase I, an open-label, single-center study in two parallel groups of randomized healthy volunteers to evaluate the PK and safety of BICX104 and the once-a-month intramuscular naltrexone injection (Vivitrol), BICX104 was well tolerated with no serious adverse events and achieved 84 days of therapeutic naltrexone plasma concentrations. BICX104 is being developed under BioCorRx Pharmaceuticals Inc., the Company’s majority-owned clinical-stage pharmaceutical subsidiary.

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102. BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102.. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102/BICX104 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102/BICX104. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. BICX102 is an implantable pellet of naltrexone that was the original product candidate and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse for BICX104. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $76,266 and $122,652 as of December 31, 2023 and 2022, respectively. Deferred revenues related to the grant were $0 as of December 31, 2023 and 2022. $932,996 and $1,789,496 were recorded as grant income during the year ended December 31, 2023 and 2022, respectively.

On March 1, 2024 BioCorRx Pharmaceuticals Inc. was awarded a 3-year grant for approximately $11 million from the National Institute on Drug Abuse (NIDA), part of the National Institutes of Health (NIH), under award number U01DA059994 for the development of BICX104, a subcutaneous, long-duration naltrexone implantable pellet, alone or in conjunction with bupropion for the treatment of methamphetamine use disorder (MUD).

About MUD. Research has shown that methamphetamine is a highly addictive stimulant and one of the most misused stimulant drugs in the world. Some of the side effects of MUD are severe dental problems, memory loss, aggression, psychotic behavior, and damage to the cardiovascular system. In 2022 the National Survey on Drug Use and Health reported that more than 16.6 million people used methamphetamine at least once during their lifetime.

About OUD. OUD is a chronic disorder, with serious potential consequences including disability, relapses, and death. Opioids, used medically for pain relief, have analgesic and central nervous system depressant effects as well as the potential to cause euphoria with an overpowering desire to use opioids despite the consequences. OUD can involve misuse of prescribed opioid medications, use of diverted opioid medications, or illicitly obtained heroin. OUD is typically a chronic and relapsing illness, that is associated with significantly increased rates of morbidity and mortality.

Government Regulation and Approvals

FDA approval is required for BICX104.

Software Development Costs

On July 1, 2021, the Company began development of a proprietary cloud based app that will be marketed and commercialized, for which $47,980 of costs have been capitalized. During the year ended December 31, 2023, the Company wrote off the $47,980 as impairment loss.

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

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the Beat Addiction Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”).

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2023. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2023 and 2022, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, currently a holder of approximately 15% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek. As of December 31, 2023 and 2022, there are no payments due.

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

On April 1, 2019, the Company entered into a Subscription and Royalty Agreement (the “Galligan Subscription and Royalty Agreement” and, together with the Lucido Subscription and Royalty Agreement, the “Agreements”) with the J and R Galligan Revocable Trust, managed by Mr. Joseph Galligan, currently a holder of approximately 15% f the Company’s shares of common stock and, as of February 16, 2021, a member of the Board. Although the Galligan Subscription and Royalty Agreement was dated March 27, 2019, it did not become effective until it was fully executed on April 1, 2019.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of December 31, 2023, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of December 31, 2023 was $503,089.

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

We have incurred significant losses since our inception and have not demonstrated an ability to generate sufficient revenues from the sales of our products and services to achieve profitable operations. For the year ended December 31, 2023, the Company had a loss from operations of $3,787,796 and negative cash flows from operations of $1,853,282. Our audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2023.

The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2024, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. Management has developed a plan to continue operations, develop its products, and acquire technologies and assets. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. There can be no assurance that profitable operations could ever be achieved, or if achieved, could be sustained on a continuing basis.

If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.

The Company is focused on the research and development of opioid antagonists to treat opioid use disorder and alcoholism. These products have not yet generated revenues. The Company’s ability to generate significant revenues and achieve profitability depends on the Company’s ability to successfully complete the development of its products, obtain market approval, and generate significant revenues.

If the Company raises additional funds through collaborations and licensing arrangements, the Company may be required to relinquish some rights to its products, or to grant licenses on terms that are not favorable to the Company.

We have a history of operating losses, anticipate future losses and may never be profitable.

During the year ended December 31, 2023, we recorded a net loss applicable to common shareholders of $3,766,913, or ($0.45) per share, as compared with $4,369,413, or ($0.61) per share, of the corresponding year in 2022. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

On February 22, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder. The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

As of March 29, 2024, approximately 14 licensed providers have agreed to offer the BioCorRx® Recovery Program and approximately 11 providers have agreed to offer the UnCraveRx® Weight Loss Management Program. If more licensed providers do not agree to offer the programs to their patients, the programs may not achieve market acceptance and we may not become profitable. Delayed adoption of our program by licensed providers could lead to a delayed adoption by patients. Licensed providers may not agree to offer the programs to their patients until certain conditions have been satisfied including, among others:

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

Our success is substantially dependent on the continued service of our (“President”) President, Louis Lucido, and our Chief Executive Officer and Chief Financial Officer (“CEO” and “CFO”, respectively), Lourdes Felix. The Company does not carry key person life insurance on any of its management, which would leave the Company uncompensated for the loss of any of its management. The loss of the services of any of our senior management has made, and could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

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

During the year ended December 31, 2023, the Company recognized grant income of $932,996 as compared to $1,789,496 for the comparable year last year. We feel grant income may potentially be a significant portion of our other income in fiscal year 2024 based on: the transition and commencement to clinical trial implementation phase (“UH3”) in 2021. Approximately $3.5 million for the second phase of the grant was awarded on September 1, 2021 under award number UG3DA047925 awarded by National Institute on Drug Abuse (NIDA), part of National Institutes of Health (NIH). The UH3 phase will allow the Company to be eligible for additional funding for up to 3 years to carry out the clinical stage studies . On February 22, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a three-year grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

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

Item 1B - Unresolved Staff Comments.

None.

Item 1C - Cybersecurity.

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel.   The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations.

Our cybersecurity risk management methodology includes:

● risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;

● individuals, including employees   and external third-party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

● the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

● a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

● a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board oversees management’s implementation of our cybersecurity risk management methodology. Our Board receives periodic updates from our Chief Executive Officer and more frequently as needed, regarding the overall state of our cybersecurity preparedness, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents. The Board and our management team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from third-party service providers.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for developing and maintaining our overall cybersecurity risk methodology and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel;  threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.]

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

On June 16, 2020, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Costa Mesa, California for a term of 5 years. Due to COVID-19, the Company was not able to move in or take possession until 30 days after shelter in place has been lifted in Orange County, CA. The Company would owe monthly rental payments ranging from $2,286 to $2,584 over the term of the lease. On September 20, 2020, the Company took possession of the office space. On October 25, 2023, the Company terminated the lease.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $57,412. As of December 31, 2023 The Company has accrued $322,000 as a loss contingency for this matter.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTC Bulletin Board on August 30, 2010. Our common stock now trades on the OTCQB marketplace owned by OTC Markets Group Inc.

As of March 29, 2024, 8,815,454 shares of our common stock were issued and outstanding.

Holders

As of March 29, 2024, there were approximately 156 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2023, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

The shares of common stock listed below were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

During the year ended December 31, 2023, the Company issued an aggregate of 140,701 shares of its common stock for services rendered valued at $226,435 based on the underlying market value of the common stock at the date of issuance, among which 50,845 shares valued at $88,949 were issued to the board of directors for board compensation.

During the year ended December 31, 2023, the Company issued 171,296 shares of its common stock pursuant to the Lucido 2023 Subscription Agreement (as defined in Note 15), and 171,296 shares of its common stock pursuant to Galligan 2023 Subscription Agreement ( as defined in Note 15). These shares were recorded at a price of $1.75 per shares for gross proceeds to the Company of $600,000.

During the year ended December 31, 2023, the Company issued 174,409 shares of its common stock pursuant to the 2023 Q2 Subscription Agreement (as defined in Note 14). These shares were recorded at a price of $1.72 per shares for gross proceeds to the Company of $300,000.

During the year ended December 31, 2023, the Company issued an aggregate of 1,800 shares of its common stock as inducement shares pursuant to the 2023 Q4 Galligan Subscription Agreement (as defined in Note 15) and 2023 Q4 Lucido Subscription Agreement (as defined in Note 15). The proceeds of $15,000 were received in November 2023 but the shares have not been issued as of December 31, 2023.

During the year ended December 31, 2023, the Company issued 88,285 shares as additional consideration for the issuance of several promissory notes (see Note 9). The 88,285 shares of common stock were valued at an aggregate value of $92,623.

During the year ended December 31, 2023, the Company issued 183,606 shares of its common stock in connection with conversion of promissory notes (see Note 10). The 183,606 shares of common stock were valued at an aggregate value of $313,892, resulting in $34,338 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt. During the year ended December 31, 2023, the Company also issued 24,000 shares of its common stock in connection with conversion of accounts payable of $48,000. The 24,000 shares of common stock were valued at an aggregate value of $48,000.

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

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides addiction treatment solutions offering a unique approach to the treatment of substance use and other related disorders. The Company also controls BioCorRx Pharmaceuticals Inc., a clinical-stage drug development subsidiary currently seeking FDA approval for BICX104, an implantable naltrexone pellet for the treatment of alcohol and opioid use disorders.

Beat Addiction Recovery is a substance use disorder recovery program that typically includes BioCorRx's proprietary Cognitive Behavioral Therapy (CBT) modules along with peer support via mobile app along with medication prescribed by an independent treating physician under their discretion.

The UnCraveRx® Weight Loss Program is also a medication-assisted weight loss program that includes access to concierge on-demand wellness specialists: nutritionists, fitness experts, and personal support from behavioral experts.

BioCorRx makes the Beat Addiction Recovery Program and UnCraveRx® Weight Loss Management Program available to healthcare providers to utilize when the healthcare provider determines it is medically appropriate and indicated for his or her patients. Any physician or medical professional is solely responsible for treatment options prescribed or recommended to his or her patients.

BioCorRx has issued several license and distribution agreements to several unrelated third parties involving the establishment of alcoholism and opioid addiction rehabilitation and treatment centers and creating certain addiction rehabilitation programs.

BICX102 is an implantable pellet of naltrexone that was the original product candidate being developed under award UG3DA047925 and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104.  BICX102/BICX104 research was supported by the National Institute On Drug Abuse of the National Institutes of Health under Award Number UG3DA047925 and UH3DA047925.

BICX104 is being developed through a cooperative agreement with the National Institutes of Health (NIDA), part of the National Institutes of Health (NIH), under award number UH3DA047925, funded by the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative. This award is subject to the Cooperative Agreement Terms and Conditions of Award as set forth in RFA DA-19-002 entitled, Development of Medications to Prevent and Treat Opioid Use Disorders (OUD) and Overdose (UG3/UH3) (Clinical Trial Optional).

BICX104 is a biodegradable, long-acting subcutaneous pellet of naltrexone for the treatment of opioid use disorder (OUD) being developed with the goal of improving patient compliance to naltrexone therapy compared to other marketed treatments. In Phase I, an open-label, single-center study in two parallel groups of randomized healthy volunteers to evaluate the PK and safety of BICX104 and the once-a-month intramuscular naltrexone injection (Vivitrol), BICX104 was well tolerated with no serious adverse events and achieved 84 days of therapeutic naltrexone plasma concentrations. BICX104 is being developed under BioCorRx Pharmaceuticals Inc., the Company’s majority-owned clinical-stage pharmaceutical subsidiary.

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102. BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102.. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102/BICX104 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102/BICX104. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. BICX102 is an implantable pellet of naltrexone that was the original product candidate and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse for BICX104. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant receivables were $76,266 and $122,652 as of December 31, 2023 and 2022, respectively. Deferred revenues related to the grant were $0 as of December 31, 2023 and 2022. $932,996 and $1,789,496 were recorded as grant income during the year ended December 31, 2023 and 2022, respectively.

On March 1, 2024 BioCorRx Pharmaceuticals Inc. was awarded a 3-year grant for approximately $11 million from the National Institute on Drug Abuse (NIDA), part of the National Institutes of Health (NIH), under award number U01DA059994 for the development of BICX104, a subcutaneous, long-duration naltrexone implantable pellet, alone or in conjunction with bupropion for the treatment of methamphetamine use disorder (MUD).

About MUD. Research has shown that methamphetamine is a highly addictive stimulant and one of the most misused stimulant drugs in the world. Some of the side effects of MUD are severe dental problems, memory loss, aggression, psychotic behavior, and damage to the cardiovascular system. In 2022 the National Survey on Drug Use and Health reported that more than 16.6 million people used methamphetamine at least once during their lifetime.

About OUD. OUD is a chronic disorder, with serious potential consequences including disability, relapses, and death. Opioids, used medically for pain relief, have analgesic and central nervous system depressant effects as well as the potential to cause euphoria with an overpowering desire to use opioids despite the consequences. OUD can involve misuse of prescribed opioid medications, use of diverted opioid medications, or illicitly obtained heroin. OUD is typically a chronic and relapsing illness, that is associated with significantly increased rates of morbidity and mortality.

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

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The promissory note is currently at default as of the filing date of the Form 10-K. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of December 31, 2023 was $50,000. The interest expense during the year ended December 31, 2023 was $5,839. The Company made an interest payment of $4,688 during the year ended December 31, 2023. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the year ended December 31, 2023, the Company amortized $5,605 of debt discount as interest expense.

On March 16, 2023, the Company received $50,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2023 was $50,000.

On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido, a member of the Company’s Board of Directors, for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The balance outstanding as of December 31, 2023 was $150,000. The interest expense during the year ended December 31, 2023 was $4,077. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2023, the Company amortized $39,770 of debt discount as interest expense.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. The balance outstanding as of December 31, 2023 was $150,000. The interest expense during the year ended December 31, 2023 was $3,847. If the Company fails to make any payment due under the terms of the promissory note, the interest rate shall increase to 15% per annum. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. During the year ended December 31, 2023, the Company amortized $38,164 of debt discount as interest expense.

On October 30, 2023, the Company’s Board of Directors approved Brady Granier’s request for a paid administrative leave of absence from his position as the President of the Company for the period between October 30, 2023 and January 30, 2024. On December 29, 2023, Brady Granier submitted his letter of resignation as President of the Company and Chief Executive Officer of BioCorRx Pharmaceuticals, effective January 31, 2024. Mr. Granier will continue to serve as a member of the Company’s board of directors.

On November 9, 2023, the Company entered into a Subscription Agreement (the “2023 Q4 Galligan Subscription Agreement”) with the J and R Galligan Revocable Trust, managed by Mr. Galligan, currently a holder of approximately 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors. Pursuant to the 2023 Q4 Galligan Subscription Agreement, the J and R Galligan Revocable Trust purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles the J and R Galligan Revocable Trust to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Galligan Subscription Agreement, the Company issued 900 shares of its common stock to the J and R Galligan Revocable Trust as inducement shares. The proceeds of $7,500 were received in November 2023 but the 4,687 shares have not been issued as of December 31, 2023.

On November 9, 2023, the Company entered into a Subscription Agreement (the “2023 Q4 Lucido Subscription Agreement”) with Louis C Lucido. Pursuant to the 2023 Q4 Lucido Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles Mr. Lucido to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Lucido Subscription Agreement, the Company issued 900 shares of its common stock to Mr. Lucido as inducement shares. The proceeds of $7,500 were received in November 2023 but the 4,687 shares have not been issued as of December 31, 2023.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet as of December 31, 2023. The balance outstanding as of December 31, 2023 was $220,000. The interest expense during the year ended December 31, 2023 was $2,459. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. During the year ended December 31, 2023, the Company amortized $31,100 of debt discount as interest expense.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet as of December 31, 2023. The balance outstanding as of December 31, 2023 was $220,000. The interest expense during the year ended December 31, 2023 was $1,109. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. During the year ended December 31, 2023, the Company amortized $12,546 of debt discount as interest expense.

During the year ended December 31, 2023, the Company received $171,273 advances from Lourdes Felix. The balance outstanding as of December 31, 2023 was $136,273.

Effective as of October 30, 2023, Lourdes Felix, the Company’s Chief Executive Officer and Chief Financial Officer, assumed Mr. Granier’s responsibilities during his paid administrative leave of absence. Ms. Felix’s compensation remains unchanged.

Results of Operations

Year ended December 31, 2023 Compared with Year ended December 31, 2022

	2023	2022
Revenues, net	$89,160	$213,841
Total operating expenses	(3,876,956)	(4,911,836)
Interest expense – related parties	(692,586)	(935,806)
Interest expense, net	(194,041)	(150,969)
Loss on settlement of debt	(34,338)	(198,939)
Loss on contingency	-	(322,000)
Grant income	932,996	1,789,496
Other miscellaneous income	5,275	139,381
Net loss	(3,770,490)	(4,376,832)
Non-controlling interest	3,577	7,419
Net loss attributable to BioCorRx Inc.	$(3,766,913)	$(4,369,413)

Revenues

Total net revenues for the year ended December 31, 2023 were $89,160 compared with $213,841 for the year ended December 31, 2022, reflecting a decrease of 58%. Sales/access fees for the year ended December 31, 2023 and 2022 were $20,852 and $14,360, respectively, reflecting an increase of $6,492. The primary reason for the increase in 2023 is directly related to the increased number of patients treated at licensed clinics. Project support income for the year ended December 31, 2023 and 2022 were $25,817 and $150,578, respectively, reflecting a decrease of $124,761. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The primary reason for the decrease in 2023 is directly related to the development of the new revenue stream during 2022 which ceased in January 2023. Distribution rights income for the year ended December 31, 2023 and 2022 were $33,256 and $37,293, respectively, reflecting a decrease of $4,037. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the year ended December 31, 2023 and 2022 were $9,235 and $11,610, respectively. The primary reason for the decrease in 2023 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2023 and 2022 were $3,876,956 and $4,911,836, respectively, reflecting a decrease of $1,034,880.

The reasons for the decrease in 2023 are primarily due to (i) a decrease of $568,395 in research and development expense and conclusion of the preclinical studies of BICX102/BICX104, from $1,459,458 for the year ended December 31, 2022 to $891,063 for the year ended December 31, 2023, (ii) a decrease of $212,794 in advertising expenses from $325,965 for the year ended December 31, 2022 to $113,170 for the year ended December 31, 2023, (iii) a decrease of $138,971 in payroll expense, from $931,305 for the year ended December 31, 2022 to $792,334 for the year ended December 31, 2023, and (iv) a decrease of $100,926 in consulting expense, from $732,173 for the year ended December 31, 2022 to $631,247 for the year ended December 31, 2023.

Interest Expense - Related Parties

Interest expense - related parties for the year ended December 31, 2023 and 2022 were $692,586 and $935,806, respectively. During 2022, one promissory note issued to a related party went into default. Based on the terms of the promissory note, the Company issued warrants to the related party as additional consideration to cure the default.  The decrease of related parties interest expense is mainly due to the recognition of the fair value of such warrants as interest expense.

Interest Expense

Interest expense for the year ended December 31, 2023 and 2022 were $194,041 and $150,969, respectively. The increase is mainly due to (i) the issuance of one note payable with a stated interest rate of 13% per annum and (ii) the issuance of three note payables with a stated interest rate of 8% per annum during 2023.

Loss on Settlement of Debt

Loss on settlement of debt for the year ended December 31, 2023 and 2022 were $34,338 and $198,939, respectively.

During the year ended December 31, 2023, the Company issued an aggregate of 183,606 shares of its common stock in connection with conversion of promissory notes and accrued interest, resulting in $34,338 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

During the year ended December 31, 2022, the Company issued an aggregate of 485,220 shares of its common stock in connection with conversion of promissory notes and accounts payable, resulting in $198,939 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt.

Loss on Contingency

The Company initiated litigation in 2019 based on a claim that Pellecome and Dr. Orbeck utilized the Company’s confidential information to advance their own weight loss product. The Company dismissed this litigation without prejudice in July 2021. On March 30, 2022, the court entered judgment in favor of Pellecome as an individual defendant whereby the Company was ordered to pay Pellecome total costs and attorneys’ fees of $235,886. Pursuant to the judgment, this amount is accruing interest at the rate of ten percent (10%) per annum from October 6, 2021 (the date of the original award of attorneys’ fees by the court which was followed by a number of filings by each party through February 2022). The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. While the Company cannot predict the outcome of this matter, the Company has accrued $322,000 as a loss contingency for this matter. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022  judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, this amount includes accrued interest of $57,412. As of December 31, 2023 The Company has accrued $322,000 as a loss contingency for this matter.

Grant Income

During the year ended December 31, 2023, the Company recognized grant income of $932,996 as compared to $1,789,496 for the comparable period last year. The larger grant income in 2022 was due on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Other Miscellaneous Income

Other miscellaneous income for the year ended December 31, 2023 and 2022 were $5,275 and $139,381, respectively. The larger other miscellaneous income during the year ended December 31, 2022 was mainly generated by the forgiveness of the PPP loan on August 22, 2022.

Net Loss

For the year ended December 31, 2023, the Company experienced a net loss of $3,770,490 compared with a net loss of $4,376,832 for the year ended December 31, 2022. The decrease in net loss is primarily due to the decreased operating expenses, net of decreased revenues.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash of $65,222. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2023	2022
Net cash used in operating activities	$(1,853,282)	$(2,041,773)
Net cash provided by financing activities	1,849,889	2,024,550
Net decrease in cash	(3,393)	(17,223)
Cash, beginning of year	68,615	85,838
Cash, end of year	$65,222	$68,615

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the year ended December 31, 2023 and 2022, the Company received $915,000 and $1,250,000, respectively, proceeds from common stock subscription agreements.

On February 22, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder. The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,853,282 for the year ended December 31, 2023 compared to $2,041,773 used in operating activities for the year ended December 31, 2022. The decrease was primarily due to a decrease in net loss of $606,342 and a decrease in operating assets of $232,205, net a decrease in operating liabilities of $138,810 and non-cash adjustments of $511,246.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $174,661, from $2,024,550 provided by financing activities for the year ended December 31, 2022 to $1,849,889 cash provided by financing activities for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company entered into five subscription agreements pursuant to which the Company issued an aggregate of 518,801 shares of common stock for gross proceeds of $915,000. Of the 518,801 shares of common stock, 1,800 shares were issued as inducement shares for the investors to subscribe to shares at a price of $1.60 per share for gross proceeds of $15,000. The proceeds were received in November 2023 but the shares have not been issued as of December 31, 2023. The Company issued 340,505 shares of common stock for proceeds of $1,250,000 during the year ended December 31, 2022.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The promissory note is currently at default as of the filing date of the Form 10-K. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of December 31, 2023 was $50,000.

On March 16, 2023, the Company received $50,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2023 was $50,000.

During the year ended December 31, 2023, the Company received $171,273 advances from Lourdes Felix. The balance outstanding as of December 31, 2023 was $136,273.

On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido, a member of the Company’s Board of Directors, for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The balance outstanding as of December 31, 2023 was $150,000.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. The balance outstanding as of December 31, 2023 was $150,000.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. The balance outstanding as of December 31, 2023 was $220,000.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. The balance outstanding as of December 31, 2023 was $220,000.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2023, the Company had a working capital deficit of $(6,244,090), and an accumulated deficit of $78,103,018. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Critical Accounting Estimates

Our significant accounting policies are described in "Notes to Consolidated Financial Statements—NOTE 2 –Significant Accounting Policies" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report. The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following is a discussion of the accounting policies, estimates and judgments that management believes are most significant in the application of GAAP used in the preparation of our consolidated financial statements. These accounting policies, among others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors, including those outside of our control could have significant adverse impact to our financial condition, results of operations and cash flows.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to "Notes to Consolidated Financial Statements—NOTE 19 – Income Taxes" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

Loss contingencies

Loss contingencies are existing conditions, situations or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Refer to "Notes to Consolidated Financial Statements—NOTE 18 – Commitments and Contingencies" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Refer to "Notes to Consolidated Financial Statements—NOTE 2 – Significant Accounting Policies" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8 - Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-30, which appear at the end of this Form 10-K Annual Report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2023.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During an evaluation of disclosure controls and procedures as of December 31, 2023, conducted as part of our annual audit and preparation of our annual financial statements, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective due to the reasons: (i) policies and procedures which are not yet adequately documented. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this annual report. We intend to retain additional accounting staff and support to enhance our controls and procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal control over the financial reporting process.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information.

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10 - Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 31, 2024 are set forth below:

Name	Age	Positions
Lourdes Felix, Chief Executive Officer since November 9, 2020 and Chief Financial Officer since October 1, 2012;	56	Chief Executive Officer, Chief Financial Officer and Director
Kent Emry, Director	56	Director
Luisa Ingargiola	56	Director
Louis Lucido	75	Director, Interim President from January 5, 2024 to January 31, 2024, President effective on February 1, 2024
Joseph J. Galligan	64	Director
Brady Granier	51	Director
Harsha Murthy	67	Director

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

Luisa Ingargiola, Director

Ms. Ingargiola presently serves as chief financial officer of Avalon GlobalCare, a leading global developer of cell-based technologies and therapeutics, where she helped navigate its Nasdaq up-listing earlier this year. Ms. Ingargiola currently serves or recently served as a Director for the following publicly traded companies listed on the NYSE or Nasdaq exchanges: ElectraMeccanica Vehicles (through March 2024), AgEagle Aerial Systems Inc (through December 2022), Progress Acquisition Corporation, and Vision Marine Technologies. .Ms. Ingargiola serves as a Board Director of Globe Photos, a leader in licensed sports photographic prints and iconic pop culture imagery. She also serves as director of Operation Transition Corporation, a strategic consulting and advisory firm that places ex-military special operations forces into corporate careers. Ms. Ingargiola holds a Bachelor of Science in Finance from Boston University, and an MBA in Health from the University of South Florida.

Ms. Ingargiola has been a Director of BioCorRx Inc. since March 1, 2019. The Board believes that Ms. Ingargiola’s management experience and familiarity with industries the Company currently operates in, makes her ideally qualified to help lead the Company towards continued growth.

Louis Lucido, Director, Interim President from January 5, 2024 to January 31, 2024, President effective on February 1, 2024

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

On January 5, 2024, in light of the Granier Resignation (as defined below), the Board appointed Mr. Lucido as Interim President of the Company, effective immediately through January 31, 2024, and transitioning to President on February 1, 2024. Mr. Lucido will remain a member of the Board.

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

Brady J. Granier, Director

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

On December 29, 2023, Brady Granier submitted his letter of resignation as President of BioCorRx Inc. and Chief Executive Officer of BioCorRx Pharmaceuticals, a subsidiary of the Company, effective January 31, 2024 (the “Granier Resignation”). Mr. Granier will remain a member of the Board.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2022 were made on a timely basis other than with respect to: (i) five late Form 4s on behalf of Joseph Galligan reporting the issuances of shares of Common Stock; and (ii) one late Form 4 on behalf of Kent Emry reporting the issuances of shares of Common Stock

Code of Ethics

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 2390 East Orangewood Avenue, Suite 500, Anaheim, CA 92806.

Board Composition, Committees, and Independence

Our board of directors currently consists of seven (7) members. Our board of directors has determined that Luisa Ingargiola, Joseph Galligan, Kent Emry and Harsha Murthy qualify as independent directors. As we do not have any board committees, the board as a whole carries out the functions of audit, nominating, and compensation committees.

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

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (“Principal Executive Officer”) and our two most highly compensated executive officer other than the Principal Executive Officer during fiscal years 2023 and 2022 (collectively, “Named Executive Officers”).

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation ($)	All other compensation ($)(1)	Total ($)

(1) Brady Granier, President (resigned on January 31, 2024) and Director	2023	215,000	0	0	54,466	0	0	60,000	329,466
	2022	215,000	0	0	13,327	0	0	60,000	288,327

(2) Lourdes Felix, CEO, CFO and Director	2023	190,000	0	15,000	0	0	0	60,000	265,000
	2022	190,000	0	20,000	0	0	0	60,000	270,000

Thomas Welch, Executive Vice President (resigned on December 15, 2023)	2023	165,000	0	0	0	0	0	0	165,000
Thomas Welch, Executive Vice President (resigned on December 15, 2023)	2022	165,000	0	0	0	0	0	0	165,000

__________________

(1)	Director of the Company receives a quarterly cash stipend of $15,000 in compensation for their services.
(2)

Director of the Company receives a quarterly cash stipend of $15,000 and a quarterly number of shares of the Company’s common stock equivalent to $5,000 in compensation for their services. The 2023 fourth quarter shares equivalent to $5,000 were issued subsequent to December 31, 2023, which is not included in the above table.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2023.

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	392,802	2.7	392,802	2.7
2.51-5.00	54,474	2.0	54,474	2.0
5.01 and up	444,167	3.4	441,875	3.4
	891,443	3.0	889,151	3.0

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On June 13, 2018, the Company entered into an Executive Service Agreement (each an “Executive Agreement” and together, the “Executive Agreements”) with each of the Company’s Executive Officers, Mr. Brady Granier and Ms. Lourdes Felix (each an “Executive Officer” and together, the “Executive Officers”). As of December 31, 2019, the annual salary of Mr. Brady Granier remained $190,000 and Ms. Lourdes Felix remained at $175,000. As of December 31, 2020, the annual salary of Mr. Brady Granier is $215,000 and for Ms. Lourdes Felix is $190,000. Mr. Brady Granier also receives 44,313 stock options valued at $54,466 and 7,350 stock options valued at $13,327 during the year ended December 31, 2023 and 2022. On December 29, 2023, Brady Granier submitted his letter of resignation as President of BioCorRx Inc. and Chief Executive Officer of BioCorRx Pharmaceuticals, a subsidiary of the Company, effective January 31, 2024. Mr. Granier remains a member of the Board.

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

Name	Fiscal Year	Stock Awards ($)(1)	Option Awards ($)	All other compensation ($)	Total ($)

Kent Emry, Director since March 1, 2019	2023	15,000	0	60,000	75,000
	2022	20,000	0	60,000	80,000

Louis C. Lucido, Director since March 1, 2019	2023	15,000	0	60,000	75,000
	2022	20,000	0	60,000	80,000

Luisa Ingargiola, Director since March 1, 2019	2023	15,000	0	60,000	75,000
	2022	20,000	0	60,000	80,000

Joseph J. Galligan since February 16, 2021	2023	15,000	0	106,500	121,500
	2022	20,000	0	106,500	126,500

Harsha Murthy, Director since January 20, 2023	2023	13,949	0	56,846	70,795
	2022	0	0	0	0

(1)	The 2023 fourth quarter shares equivalent to $5,000 were issued subsequent to December 31, 2023, which is not included in the above table.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of March 25, 2024, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 500, Anaheim, California 92806.

Name and Address of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Five Percent Stockholders:

BICX Holding Company, LLC (4)	2,227,575	(5)	25.27%	-	-			2,227,575	*

Named Executive Officers and Directors
Brady Granier				10,000		40,000
	442,347	(6)	4.83%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,091,977	22.04%

Lourdes Felix				10,000		40,000
	341,844	(7)	3.76%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,074,844	22.03%

Kent Emry				10,000		40,000
	190,263	(8)	2.15%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,160,263	22.05%

Thomas Welch	252,383	(9)	2.79%	10,000(10,000,000 votes)	12.5%	40,000(80,000,000 votes)	25%	90,030,383	22.02%

Luisa Ingargiola	49,843	(10)	*	-		-		49,843	*

Louis Lucido	1,346,730	(11)	15.28%	-		-		1,346,730	*

Joseph Galligan	1,349,972	(12)	15.30%	-		-		1,349,972	*

Harsha Murthy	14,178	(13)	*	-		-		14,178	*

Total of Named Executive Officers and Directors				40,000		160,000
	3,987,560		44.11%	(40,000,000 votes)	50%	(320,000,000 votes)	100%	363,118,190	88.14%

*	less than 1%

(1)	Applicable percentage ownership is based on 8,815,454 shares of common stock outstanding as of March 25, 2024.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 408,815,454 shares of voting equity outstanding as March 25, 2025.
(4)

On or about January 1, 2021, Bryan Galligan, the son of our Board member, Joseph Galligan, became the Managing Member of BICX Holding Company, LLC. Joseph Galligan is a minority shareholder of this entity and does not have voting or investment control of the shares held by this entity.

(5)	This figure consists solely of shares of common stock held of record or in a brokerage account.

(6)

This figure consists of: (i) 91,977 shares of common stock held of record or in a brokerage account; (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 106,000 Stock Options to purchase 106,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026; (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028 and (v) 11,250 Stock Options to purchase 11,250 fully vested shares of our common stock at an exercise price of $4.01 per share granted on February 11, 2022 and expiring February 10, 2027 (vi) 4,224 Stock Options to purchase 4,224 fully vested shares of our common stock at an exercise price of $3.55 per share granted on March 31, 2022 and expiring March 30, 2027 (vii) 6,276 Stock Options to purchase 6,276 fully vested shares of our common stock at an exercise price of $2.39 per share granted on June 30, 2022 and expiring June 30, 2027 (viii) 7,350 Stock Options to purchase 7,350 fully vested shares of our common stock at an exercise price of $2.04 per share granted on September 30, 2022 and expiring September 30, 2027 (ix) 15,957 Stock Options to purchase 15,957 fully vested shares of our common stock at an exercise price of $.94 per share granted on December 31, 2022 and expiring December 31, 2027 (x) Stock Options to purchase 8,472 fully vested shares of our common stock at an exercise price of $1.77 per share granted on March 31, 2023 and expiring March 31, 2028  (xi) Stock Options to purchase 8,673 fully vested shares of our common stock at an exercise price of $1.73 per share granted on June 30, 2023 and expiring June 30, 2028  (xii)  Stock Options to purchase 8,574 fully vested shares of our common stock at an exercise price of $1.75 per share granted on September 30, 2023 and expiring September 30, 2028  (xiii) Stock Options to purchase 18,594 fully vested shares of our common stock at an exercise price of $0.81  per share granted on December 31, 2023 and expiring December 31, 2028.

(7)

This figure consists of: (i) 74,844 shares of common stock held of record; and (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(8)

This figure consists of: (i) 160,263 shares of common stock held of record or in a brokerage account and (ii) 30,000 Stock Options to purchase 30,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(9)

This figure consists of: (i) 30,383 shares of common stock held of record or in a brokerage account; (ii) 35,000 Stock Options to purchase 35,000 fully vested shares of our common stock at an exercise price of $4.50 per share expiring on July 20, 2025; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 75,000 Stock Options to purchase 75,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(10)	This figure consists of 49,843 shares of common stock held of record or in a brokerage account.

(11)	This figure consists of 1,346,730 shares of common stock held of record or in a brokerage account.

(12)

This figure consists of: (i) 1,339,972 shares of common stock held of record; and (ii) 10,000 Stock Options to purchase 10,000 fully vested shares of our common stock at an exercise price of $7.49 per share expiring on January 21, 2026.

(13)	This figure consists of: 14,178 shares of common stock held of record or in a brokerage account,

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have three equity compensation plans. The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	135,000	8.57	145,879
Equity compensation plans not approved by security holders	756,443	7.20	1,022,843
Total	891,443	7.41	1,168,722

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

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Since January 1, 2022, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

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

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2023 was $20,000.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. On April 3, 2023, the Company entered into the Louis 2023 Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at $1.71 per share, resulting in the recognition of $34,338 of loss on settlement of debt. The balance outstanding as of December 31, 2023 and 2022 was $0. As the Company failed to make a payment due under the terms of the promissory note, the stated interest rate of the note was increased to 20% on February 1, 2023. The interest expense during the year ended December 31, 2023 was $0. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the year ended December 31, 2023, the Company amortized $15,135 of debt discount as interest expense. The remaining debt discount was written off as a loss on settlement of debt during the year ended December 31, 2023.

On December 8, 2022, the Company received $55,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2023 was $55,000.

On March 16, 2023, the Company received $50,000 advances from Mr. Lucido. The balance outstanding as of December 31, 2023 and 2022 was $50,000.

During the year ended December 31, 2023, the Company received $171,273 advances from Lourdes Felix. The balance outstanding as of December 31, 2023 was $136,273.

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

On March 29, 2023, the Company entered into a Subscription Agreement (the “Galligan 2023 Subscription Agreement”) with The J and R Galligan Revocable Trust, managed by Mr. Galligan, currently a holder of approximately 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors. The terms and conditions of the Galligan 2023 Subscription Agreement (including the number of shares of common stock purchased and the purchase price) are substantially the same as the Lucido 2023 Subscription Agreement. The aggregate Purchase Price owed pursuant to the Galligan 2023 Subscription Agreement was paid in cash to the Company on March 30, 2023.

On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido, a member of the Company’s Board of Directors, for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The balance outstanding as of December 31, 2023 was $150,000. The interest expense during the year ended December 31, 2023 was $4,077. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2023, the Company amortized $39,769 of debt discount as interest expense.

On November 9, 2023, the Company entered into a Subscription Agreement (the “2023 Q4 Galligan Subscription Agreement”) with the J and R Galligan Revocable Trust, managed by Mr. Galligan, currently a holder of approximately 15% of the Company’s shares of common stock and a member of the Company’s Board of Directors. Pursuant to the 2023 Q4 Galligan Subscription Agreement, the J and R Galligan Revocable Trust purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles the J and R Galligan Revocable Trust to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Galligan Subscription Agreement, the Company issued 900 shares of its common stock to the J and R Galligan Revocable Trust as inducement shares. The proceeds of $7,500 were received in November 2023 but the 4,687 shares have not been issued as of December 31, 2023.

On November 9, 2023, the Company entered into a Subscription Agreement (the “2023 Q4 Lucido Subscription Agreement”) with Louis C Lucido, a member of the Company’s Board of Directors. Pursuant to the 2023 Q4 Lucido Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles Mr. Lucido to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Lucido Subscription Agreement, the Company issued 900 shares of its common stock to Mr. Lucido as inducement shares. The proceeds of $7,500 were received in November 2023 but the 4,687 shares have not been issued as of December 31, 2023.

Item 14 - Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2023 and 2022, including review of our interim financial statements were: (i) $135,450 paid to Marcum LLP and: (i) $92,400 paid to Friedman LLP and $17,325 paid to Marcum LLP, respectively.

Audit Related Fees. We incurred no fees to our independent registered public accounting firm for audit related fees during the fiscal year ended December 31, 2023 and 2022, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred no fees to our independent registered public accounting firm for tax and fees during the fiscal year ended December 31, 2023 and 2022.

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

3. Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed May 7, 2014.	8-K	3.2	07/06/2016
3.2	Certificate of Amendment to the Articles of Incorporation, filed July 5, 2016.	8-K	3.1	07/06/2016
3.3	Certificate of Amendment to Articles of Incorporation, dated May 10, 2018.	8-K	3.1	05/16/2018
3.4	Certificate of Amendment to Articles of Incorporation, filed January 16, 2019.	8-K	3.1	01/18/2019
3.5	Amended and Restated Bylaws, effective as of May 13, 2016.	8-K	3.2	05/20/2016
4.1	Certificate of Designation, filed July 1, 2014, as corrected July 7, 2014.	8-K	4.1	07/06/2016
4.2	Certificate of Designation, filed November 23, 2016.	8-K	4.1	11/30/2016
4.3	Description of securities registered under Section 12 of the Exchange Act of 1934				☒
4.4	Form of Warrant to purchase Common Stock, dated May 5, 2022	8-K	4.1	05/12/2022
		8-K	10.3	06/21/2016

10.4	Development, Commercialization and License Agreement, dated July 28, 2016.	8-K	10.5	08/03/2016
10.5	First Amendment to Senior Secured Convertible Note Purchase Agreement by and between the Company and BICX Holding Company LLC, dated March 3, 2017.	8-K	10.6	03/09/2017
10.6	Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note by and between the Company and BICX Holding Company LLC, dated June 29, 2017.	8-K	10.1	07/06/2017
10.7	Distributor Agreement with CereCare, LLC, dated December 8, 2017.	8-K	10.1	12/14/2017
10.8*	Form of BioCorRx Inc. 2018 Equity Incentive Plan.	8-K	10.1	05/21/2018
10.9*	Executive Management Bonus Plan effective June 13, 2018.	8-K	10.1	06/15/2018
10.11*	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 13, 2018.	8-K	10.3	06/15/2018
10.12*	Form of Director Agreement.	8-K	10.1	02/22/2019
10.13*	Form of Director Agreement.	8-K	10.1	03/07/2019
10.14	Royalty Agreement by and between BioCorRx Inc. and Alpine Creek Capital Partners LLC	8-K	10.1	12/17/2015
10.15	Inter-Company License Agreement by and between BioCorRx Inc. and BioCorRx Pharmaceuticals, Inc., effective September 2, 2021	10-K	10.15	03/31/2023	☒
10.16*	BioCorRx Inc. 2022 Omnibus Securities and Incentive Plan	8-K	10.1	04/28/2022
10.18*	Form of Murthy Director Agreement	8-K	10.1	01/23/2023
10.19*	Form of Indemnification Agreement	8-K	10.2	01/23/2023
21.1	List of Subsidiaries.	S-1	21.1	08/24/2018
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
101.INS	XBRL Instance Document				☒
101.SCH	XBRL Taxonomy Extension Schema Document				☒
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				☒

* +	Management contract or compensatory plan or arrangement. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16. - Form 10–K Summary.

 None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx Inc.

Date: April 1, 2024	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lourdes Felix	Chief Executive Officer, Chief Financial Officer, and Director	April 1, 2024
Lourdes Felix	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/Brady Granier	Director and President (resigned on January 31, 2024)	April 1, 2024
Brady Granier

/s/ Kent Emry	Director	April 1, 2024
Kent Emry

/s/ Luisa Ingargiola	Director	April 1, 2024
Luis Ingargiola

/s/ Louis Lucido	Director, Interim President from January 5, 2024 to January 31, 2024, and President effective on February 1, 2024	April 1, 2024
Louis Lucido

/s/ Joseph J. Galligan	Director	April 1, 2024
Joseph J. Galligan

/s/ Harsha Murthy	Director	April 1, 2024
Harsha Murthy

BIOCORRX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BioCorRx Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioCorRx Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

We have served as the Company’s auditor since 2019

Marlton, New Jersey

April 1, 2024

BIOCORRX INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 and 2022

	2023	2022
ASSETS
Current assets:
Cash	$65,222	$68,615
Accounts receivable, net	740	35,378
Grant receivable	76,266	130,152
Prepaid expenses	44,891	82,765
Total current assets	187,119	316,910

Property and equipment, net	50,943	76,572

Right to use assets	97,278	270,406

Other assets:
Patents, net	9,027	10,206
Software development costs	-	47,980
Deposits, long term	44,520	44,520
Total other assets	53,547	102,706

Total assets	$388,887	$766,594

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,683,453 and $1,077,088, respectively	$4,649,179	$3,907,954
Deferred revenue, short term	-	33,256
Lease liability, short term	122,732	134,343
Derivative liability	53,460	-
Notes payable, net of debt discount of $354,730 and $23,878, respectively	606,750	297,602
Notes payable, related parties, net of debt discount of $77,295 and $49,473, respectively	999,088	990,637
Total current liabilities	6,431,209	5,363,792

Long term liabilities:
Economic Injury Disaster loan, long term	72,466	73,850
Royalty obligation - net of discount of $4,899,354 and $5,376,790, related parties	3,822,746	3,345,310
Lease liability, long term	10,945	181,328
Deferred revenue, long term	4,045	4,045
Total liabilities	10,341,411	8,968,325

Commitments and contingencies (Note 18)

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2023 and 2022	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of December 31, 2023 and 2022	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 8,674,029 and 7,718,636 shares issued and outstanding as of December 31, 2023 and 2022, respectively	8,674	7,719
Common stock subscribed	100,009	100,000
Additional paid in capital	68,149,029	66,130,296
Accumulated deficit	(78,103,018)	(74,336,105)
Total deficit attributable to BioCorRx, Inc.	(9,823,690)	(8,076,474)
Non-controlling interest	(128,834)	(125,257)
Total deficit	(9,952,524)	(8,201,731)

Total liabilities and deficit	$388,887	$766,594

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2023	2022

Revenues, net	$89,160	$213,841

Operating expenses:
Cost of implants and other costs	35,986	15,279
Research and development	891,063	1,459,458
Selling, general and administrative	2,875,119	3,409,649
Impairment of intellectual property	47,980	-
Depreciation and amortization	26,808	27,450
Total operating expenses	3,876,956	4,911,836

Loss from operations	(3,787,796)	(4,697,995)

Other income (expenses):
Interest expense – related parties	(692,586)	(935,806)
Interest expense, net	(194,041)	(150,969)
Loss on settlement of debt	(34,338)	(198,939)
Loss on contingency	-	(322,000)
Grant income	932,996	1,789,496
Other miscellaneous income	5,275	139,381
Total other income, net	17,306	321,163

Loss before provision for income taxes	(3,770,490)	(4,376,832)

Income taxes	-	-

Net loss	(3,770,490)	(4,376,832)

Non-controlling interest	3,577	7,419

Net loss attributable to BioCorRx Inc.	$(3,766,913)	$(4,369,413)

Net loss per common share, basic and diluted	$(0.45)	$(0.61)

Weighted average number of common shares outstanding, basic and diluted	8,344,079	7,198,312

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF DEFICIT

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total

Balance, December 31, 2021	80,000	16,000	160,000	5,616	6,698,968	6,699	100,000	62,994,739	(69,966,692)	(117,838)	(6,961,476)
Common stock issued in connection with subscription agreement	-	-	-	-	340,505	341	-	1,249,659	-	-	1,250,000
Common stock issued for services rendered	-	-	-	-	111,443	111	-	243,319	-	-	243,430
Warrants issued in connection with loan default	-	-	-	-	-	-	-	86,821	-	-	86,821
Warrants issued in connection with loan default – related party	-	-	-	-	-	-	-	214,975	-	-	214,975
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	485,220	485	-	1,062,147	-	-	1,062,632
Common stock issued in connection with issuance of promissory notes	-	-	-	-	82,500	83	-	167,557	-	-	167,640
Share-based compensation	-	-	-	-	-	-	-	111,079	-	-	111,079
Net loss	-	-	-	-	-	-	-	-	(4,369,413)	(7,419)	(4,376,832)
Balance, December 31, 2022	80,000	16,000	160,000	5,616	7,718,636	7,719	100,000	66,130,296	(74,336,105)	(125,257)	(8,201,731)
Common stock issued in connection with subscription agreement	-	-	-	-	518,801	519	9	914,472	-	-	915,000
Common stock issued for services rendered	-	-	-	-	140,701	140	-	226,295	-	-	226,435
Warrants issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	373,127	-	-	373,127
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	207,606	208	-	361,684	-	-	361,892
Common stock issued in connection with issuance of promissory notes	-	-	-	-	88,285	88	-	92,535	-	-	92,623
Share-based compensation	-	-	-	-	-	-	-	50,620	-	-	50,620
Net loss	-	-	-	-	-	-	-	-	(3,766,913)	(3,577)	(3,770,490)
Balance, December 31, 2023	80,000	$16,000	160,000	$5,616	8,674,029	$8,674	$100,009	$68,149,029	$(78,103,018)	$(128,834)	$(9,952,524)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,770,490)	$(4,376,832)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	26,808	27,450
Amortization of discount on royalty obligation	477,436	477,436
Amortization of debt discount	166,198	17,399
Impairment of intellectual property	47,980	-
Amortization of right-of-use asset	173,128	114,515
Stock based compensation	277,055	354,509
Loss on contingency	-	322,000
Loss on settlement of debt	34,338	198,939
Gain on settlement of debt	-	(133,424)
Noncash interest for debt discount	-	378,686
Changes in operating assets and liabilities:
Accounts receivable	34,638	(33,878)
Grant receivable	53,886	(73,793)
Prepaid expenses	37,874	1,864
Accounts payable and accrued expenses	803,117	838,071
Lease liability	(181,994)	(119,734)
Deferred revenue	(33,256)	(34,981)
Net cash used in operating activities	(1,853,282)	(2,041,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	915,000	1,250,000
Payment to Economic Injury Disaster loan	(1,384)	(450)
Payment of notes payable – related party	(35,000)	-
Proceeds from notes payable	600,000	100,000
Proceeds from notes payable – related party	371,273	675,000
Net cash provided by financing activities	1,849,889	2,024,550

Net decrease in cash	(3,393)	(17,223)
Cash, beginning of the year	68,615	85,838

Cash, end of the year	$65,222	$68,615

Supplemental disclosures of cash flow information:
Interest paid	$17,188	$-
Taxes paid	$-	$-
Common stock issued in connection with issuance of promissory notes	$92,623	$167,641
Common stock issued in connection with conversion of promissory notes and accounts payable	$361,892	$1,062,632
Derivative liability recognized in connection with issuance of promissory notes	$53,460	$-
Warrants issued in connection with issuance of promissory notes	$373,127	$-

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through December 31, 2023.

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

The following table presents the Company’s net sales by product category for the year ended December 31, 2023 and 2022:

	2023	2022
Sales/access fees	$20,852	$14,360
Project support income	25,817	150,578
Distribution rights income	33,256	37,293
Membership/program fees	9,235	11,610
Net sales	$89,160	$213,841

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2022:
Short term	$33,256
Long term	4,045
Total as of December 31, 2022	37,301
Net sales recognized	(33,256)
Balance as of December 31, 2023	4,045
Less short term	-
Long term	$4,045

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions used in the fair value of other equity and debt instruments, income taxes, loss contingencies, and research and development costs.

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of December 31, 2023 and 2022, respectively.

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

 Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The Company also follows ASC 820 for non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or that the Company would have paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The fair value of the event of default penalty put option in connection with the issuance of two promissory notes on November 10, 2023 and December 8, 2023 was recognized as a derivative liability and debt discount on the consolidated balance sheet as of December 31, 2023.

The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$53,460	$53,460
	$-	$-	$53,460	$53,460

Activity for the year ended December 31, 2023 for the derivative liability was as follows

Derivative Liability

Fair value at issuance	$53,460
Fair value as of December 31, 2023	$53,460

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the year ended December 31, 2023 and 2022.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the year ended December 31, 2023 and 2022.

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

On July 1, 2021, the Company began development of a proprietary cloud based app that will be marketed and commercialized, for which $47,980 of costs have been capitalized. During the year ended December 31, 2023, the Company wrote off the $47,980 as impairment loss.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2023 and 2022, respectively, because their inclusion would have been anti-dilutive.

	2023	2022
Shares underlying options outstanding	891,443	874,058
Shares underlying warrants outstanding	1,565,856	333,855
Convertible preferred stock outstanding	240,000	240,000
	2,697,299	1,447,913

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $113,170 and $325,965 as advertising costs for the year ended December 31, 2023 and 2022, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102/BICX104 from the National Institute on Drug Abuse. BICX102 is an implantable pellet of naltrexone that was the original product candidate and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse in support of BICX104. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred. Grant receivables were $76,266 and $122,652 as of December 31, 2023 and 2022, respectively. Deferred revenues related to the grant were $0 as of December 31, 2023 and 2022. $932,996 and $1,789,496 were recorded as grant income for the year ended December 31, 2023 and 2022, respectively. The F&A indirect costs were $0 and $253,208 as of December 31, 2023 and 2022, respectively. The grant provides for $516,218 in funding for F&A indirect costs.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $891,063 and $1,459,458 for the year ended December 31, 2023 and 2022, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2023 and 2022, the Company has not recorded any unrecognized tax benefits.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2023, the Company had cash of $65,222 and working capital deficit of $6,244,090. During the year ended December 31, 2023, the Company used net cash in operating activities of $1,853,282. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the year ended December 31, 2023, the Company entered into five subscription agreements pursuant to which the Company issued an aggregate of 518,801 shares of common stock for gross proceeds of $915,000. Of the 518,801 shares of common stock, 1,800 shares were issued as inducement shares for the investors to subscribe to shares at a price of $1.60 per share for gross proceeds of $15,000. The proceeds were received in November 2023 but the shares have not been issued as of December 31, 2023.

During the year ended December 31, 2023, the Company issued several promissory notes to related parties and received total proceeds of $371,273. $150,000 of the total proceeds has a stated interest rate of 8% per annum and due within one year. $221,273 of the total proceeds bears no interest and due on demand.

During the year ended December 31, 2023, the Company issued several promissory notes to third parties and received total proceeds of $600,000. The interest rates range from 8% to 12.5% per annum with maturity dates due within one year.

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

On February 22, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder. The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

NOTE 4 – PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at December 31, 2023 and 2022:

	2023	2022
Prepaid insurance	$18,511	$4,284
Prepaid subscription services	26,380	49,901
Prepaid research and development	-	7,480
Other prepaid expenses	-	21,100
	$44,891	$82,765

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2023 and 2022:

	2023	2022
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(143,608)	(117,979)
	$50,943	$76,572

Depreciation expense charged to operations amounted to $25,629 and $26,271, respectively, for the year ended December 31, 2023 and 2022.

NOTE 6 – LEASE

Operating leases

Prior to 2020, the Company entered into several lease amendments with landlord whereby the Company agreed to lease office space in Anaheim, California. The current term expires on January 31, 2025. The current lease has escalating payments from $9,905 per month to $11,018 per month. The Company recorded an aggregate value of right to use assets and lease liability of $500,333.

On June 16, 2020, the Company entered into a lease agreement, whereby the Company agreed to lease office space in Costa Mesa, California for a term of 5 years. Due to COVID-19, the Company was not able to move in or take possession until 30 days after shelter in place has been lifted in Orange County, CA. The Company would owe monthly rental payments ranging from $2,286 to $2,584 over the term of the lease. On September 20, 2020, the Company took possession of the office space and recorded right to use assets and lease liability of $120,346. On October 25, 2023, the Company terminated the lease and reversed the right to use assets and lease liability.

Lease liability is summarized below:

	December 31, 2023	December 31, 2022
Total lease liability	$133,677	$315,671
Less: short term portion	122,732	134,343
Long term portion	$10,945	$181,328

Maturity analysis under these lease agreements are as follows:

Total
2024	$129,012
2025	11,018
Less: Present value discount	(6,353)
Lease liability	$133,677

Lease expense for the year ended December 31, 2023 and 2022 was comprised of the following:

	2023	2022
Operating lease expense	$138,932	$144,978
	$138,932	$144,978

During the year ended December 31, 2023 and 2022, the Company paid $147,798 and $150,196 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	2023	2022
Weighted-average remaining lease term	1.0	2.1

NOTE 7 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the year ended December 31, 2023 and 2022, the Company recorded amortization expense of $1,179 and $1,179, respectively. As of December 31, 2023, the accumulated amortization of these patents was $6,173.

The future amortization of the patents are as follows:

Year	Amount
2024	$1,169
2025	1,169
2026	1,169
2027	1,169
2028 and after	4,351
$9,027

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Accounts payable	$2,473,457	$2,013,250
Interest payable on notes payable	1,268,264	1,206,753
Interest payable on notes payable, related parties	478,920	332,567
Accrual of loss on contingency	322,000	322,000
Interest payable on EIDL loan	5,675	5,860
Accrued stock-based compensation	43,321	-
Accrued expenses	57,542	27,524
	$4,649,179	$3,907,954

NOTE 9 – NOTES PAYABLE

As of December 31, 2023 and 2022, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of December 31, 2023 and 2022 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2023 and 2022 is $200,000. The interest expense during the year ended December 31, 2023 and 2022 were $50,000 and $50,000, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of 3 years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles the third party to purchase 48,309 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $86,821, which the Company recognized as interest expense.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of December 31, 2023 and 2022 was $100,000. The interest expense during the year ended December 31, 2023 and 2022 was $15,445 and 2,979, respectively. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the year ended December 31, 2023 and 2022, the Company amortized $23,878 and $7,472 of debt discount as interest expense.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The promissory note is currently at default as of the filing date of the Form 10-K. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of December 31, 2023 was $50,000. The interest expense during the year ended December 31, 2023 was $5,839. The Company made an interest payment of $4,688 during the year ended December 31, 2023. If the Company fails to make any payment due under the terms of the promissory note, the stated interest rate of the note shall be increased to 20%. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the year ended December 31, 2023, the Company amortized $5,605 of debt discount as interest expense.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. The balance outstanding as of December 31, 2023 was $150,000. The interest expense during the year ended December 31, 2023 was $3,847. If the Company fails to make any payment due under the terms of the promissory note, the interest rate shall increase to 15% per annum. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. During the year ended December 31, 2023, the Company amortized $38,164 of debt discount as interest expense.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet as of December 31, 2023. The balance outstanding as of December 31, 2023 was $220,000. The interest expense during the year ended December 31, 2023 was $2,459. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. During the year ended December 31, 2023, the Company amortized $31,100 of debt discount as interest expense.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet as of December 31, 2023. The balance outstanding as of December 31, 2023 was $220,000. The interest expense during the year ended December 31, 2023 was $1,109. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. During the year ended December 31, 2023, the Company amortized $12,546 of debt discount as interest expense.

The interest expense during the year ended December 31, 2023 and 2022 were $194,041 and $150,969, respectively. As of December 31, 2023 and 2022, the accumulated interest on notes payable was $1,268,264 and $1,206,753, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of December 31, 2023 and 2022 were summarized as below:

	2023	2022
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022, net of debt discount of $0 and $23,878, respectively	100,000	76,122
Promissory note payable dated January 25, 2023, net of debt discount of $395 and $0, respectively	49,605	-
Promissory note payable dated September 6, 2023, net of debt discount of $80,896 and $0, respectively	69,104	-
Promissory note payable dated November 10, 2023, net of debt discount of $135,985 and $0, respectively	84,015	-
Promissory note payable dated December 8, 2023, net of debt discount of $137,454 and $0, respectively	82,546	-
	$606,750	$297,602

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of December 31, 2023 and 2022, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of December 31, 2023 and 2022 was $1,500.

The Company issued to Joe Galligan (a holder of between 10% and 15% of the Company’s shares of common stock who became a member of the Board on February 16, 2021) one unsecured promissory notes of $125,000 bearing interest at 8% per annum with both principal and initially interest due July 26, 2018. During 2019 and 2020 the note was extended three times, ultimately rendering the note due on demand. On September 21, 2022, the Company entered into the Joseph Exchange Agreement, pursuant to which Mr. Joseph Galligan agreed to exchange of the promissory note then outstanding of $125,000, the accrued interest on the promissory note of $46,548, and the unpaid service fees of $175,090 into the Company’s 194,740 shares of common stock. The balance outstanding as of December 31, 2023 and 2022 was $0.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of December 31, 2023 and 2022 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2023 and 2022 is $500,000. The interest expense during the year ended December 31, 2023 and 2022 were $125,000. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of December 31, 2023 and 2022 was $20,000.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. On April 3, 2023, the Company entered into the Louis 2023 Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at $1.71 per share, resulting in the recognition of $34,338 of loss on settlement of debt. The balance outstanding as of December 31, 2023 and 2022 was $0 and $300,000, respectively. As the Company failed to make a payment due under the terms of the promissory note, the stated interest rate of the note was increased to 20% on February 1, 2023. The interest expense during the year ended December 31, 2023 and 2022 was $11,385 and $2,507, respectively. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the year ended December 31, 2023 and 2022, the Company amortized $15,135 and $9,927, respectively, of debt discount as interest expense. The remaining debt discount was written off as a loss on settlement of debt during the year ended December 31, 2023.

On December 8, 2022, the Company received $55,000 advances from Mr. Lucido. The balance outstanding as of December 31, 2023 and 2022 was $55,000.

On March 16, 2023, the Company received $50,000 advances from Mr. Lucido. The balance outstanding as of December 31, 2023 and 2022 was $50,000.

During the year ended December 31, 2023, the Company received $171,273 advances from Lourdes Felix. The balance outstanding as of December 31, 2023 was $136,273.

On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The balance outstanding as of December 31, 2023 was $150,000. The interest expense during the year ended December 31, 2023 was $4,077. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2023, the Company amortized $39,770 of debt discount as interest expense.

The interest expense – related parties during the year ended December 31, 2023 and 2022 were $692,586 and $935,806, respectively, which includes the amortization of royalty obligations as interest expense of $477,436 and $477,436, respectively (see Note 12). As of December 31, 2023 and 2022, the accumulated interest on related parties notes payable was $478,920 and $332,567, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of December 31, 2023 and 2022 were summarized as below:

	2023	2022
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	125,000	75,000
Advances from Lourdes Felix	136,273	-
Promissory notes payables to Kent Emry	663,610	663,610
Promissory note payable to Louis C Lucido, net of debt discount of $77,295 and $49,473, respectively	72,705	250,527
	$999,088	$990,637

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

The interest expense during the year ended December 31, 2023 and 2022 was $2,786. As of December 31, 2023 and 2022, the accumulated interest on EIDL Loan was $5,675 and $5,860, respectively.

During the year ended December 31, 2023 and 2022, the Company made interest payment of $2,971 and $1,003, respectively.

The future principal payments are as follows:

Year	Amount
2024	$-
2025	-
2026	16
2027	1,598
2028	1,651
2029 and after	69,201
$72,466

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

During the year ended December 31, 2023 and 2022, the Company amortized $477,436 as interest expense.

NOTE 13 - STOCKHOLDERS’ EQUITY /(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of December 31, 2023 and 2022, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2023 and 2022 each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of December 31, 2023 and 2022 each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Year ended December 31, 2023

During the year ended December 31, 2023, the Company issued an aggregate of 140,701 shares of its common stock for services rendered valued at $226,435 based on the underlying market value of the common stock at the date of issuance, among which 50,845 shares valued at $88,949 were issued to the board of directors for board compensation.

During the year ended December 31, 2023, the Company issued 171,296 shares of its common stock pursuant to the Lucido 2023 Subscription Agreement (as defined in Note 15), and 171,296 shares of its common stock pursuant to Galligan 2023 Subscription Agreement ( as defined in Note 15). These shares were recorded at a price of $1.75 per shares for gross proceeds to the Company of $600,000.

During the year ended December 31, 2023, the Company issued 174,409 shares of its common stock pursuant to the 2023 Q2 Subscription Agreement (as defined in Note 14). These shares were recorded at a price of $1.72 per shares for gross proceeds to the Company of $300,000.

During the year ended December 31, 2023, the Company issued an aggregate of 1,800 shares of its common stock as inducement shares pursuant to the 2023 Q4 Galligan Subscription Agreement (as defined in Note 15) and 2023 Q4 Lucido Subscription Agreement (as defined in Note 15). The proceeds of $15,000 were received in November 2023 but the shares have not been issued as of December 31, 2023.

During the year ended December 31, 2023, the Company issued 88,285 shares as additional consideration for the issuance of several promissory notes (see Note 9). The 88,285 shares of common stock were valued at an aggregate value of $92,623.

During the year ended December 31, 2023, the Company issued 183,606 shares of its common stock in connection with conversion of promissory notes (see Note 10). The 183,606 shares of common stock were valued at an aggregate value of $313,892, resulting in $34,338 of loss on settlement of debt recognized for the difference between the fair value of common stock issued and the carrying value of the debt. During the year ended December 31, 2023, the Company also issued 24,000 shares of its common stock in connection with conversion of accounts payable of $48,000. The 24,000 shares of common stock were valued at an aggregate value of $48,000.

As of December 31, 2023 and 2022, the Company had 8,674,029 shares and 7,718,636 shares of common stock issued and outstanding, respectively.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of December 31, 2023, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As December 31, 2023, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of December 31, 2023, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 68,049 stock options. As of December 31, 2023, an aggregate total of 626,951 options can still be granted under the plan.

During the year ended December 31, 2023, the Company approved the grant of 25,719 stock options to one director valued at $41,145. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2023 and 2022:

 +

	2023	2022
Risk-free interest rate	3.60%-4.60%	0.91%-4.06%
Expected term (years)	5.00	3.00 - 5.00
Expected volatility	150.62%-152.22%	129.95%-148.85%
Expected dividends	0.00	0.00

The following table summarizes the stock option activity for the year ended December 31, 2023 and 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	815,351	$7.85	4.9	$795,115
Expired	(350)	1.60	-	-
Grants	59,057	3.07	4.1	-
Outstanding at December 31, 2022	874,058	$7.53	3.9	$559
Expired	(8,334)	3.00	-	-
Grants	25,719	1.75	4.5	-
Outstanding at December 31, 2023	891,443	7.41	3.0	-
Exercisable at December 31, 2023	889,151	$7.41	3.0	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.78 as of December 31, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2023:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-2.50	392,802	2.7	392,802	2.7
2.51-5.00	54,474	2.0	54,474	2.0
5.01 and up	444,167	3.4	441,875	3.4
	891,443	3.0	889,151	3.0

The stock-based compensation expense related to option grants were $63,941 and $111,079 during the year ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, stock-based compensation related to options of $3,796 remains unamortized and is expected to be amortized over the weighted average remaining period of 5 months.

Warrants

On May 5, 2022, the Company entered into a Subscription Agreement (the “DeCsepel 2022 Subscription Agreement”) with David DeCsepel, a consultant of the Company. The Company issued a warrant that entitles David DeCsepel to purchase 165,929 common stock at an exercise price of $6.00, expiring 3 years from the date of issuance in connection with the sale of common stock.

During the year ended December 31, 2022, the Company issued warrants that entitle the holders to purchase an aggregate of 167,926 common shares due to loan default. The exercise price is $4.14 and the expiration date is 3 years from the date of issuance. The aggregate fair value of the warrants was $301,796.

During the year ended December 31, 2023, the Company entered into several subscription agreements and issued warrants that entitle the holders to purchase an aggregate of 532,001 common stock in connection with the sale of common stock. The exercise price ranges from $2.00 to $4.00. The expiration dates range from 3 years to 4 years from the date of issuance. The relative fair value of the warrants was $420,055.

During the year ended December 31, 2023, the Company issued several promissory notes to related parties and third parties and issued warrants that entitle the holders to purchase an aggregate of 700,000 common stock in connection with the issuance of the promissory notes. The exercise price is $2.00. The expiration dates range from 3 years to 4 years from the date of issuance. The aggregate fair value of the warrants was $373,127.

The fair value of warrants issued was estimated using the Black-Scholes option model with a volatility figure derived from using the Company’s historical stock prices. The Company accounts for the expected life of warrants based on the contractual life of warrants. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the warrants.

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2023 and 2022:

	2023		2022
Risk-free interest rate	3.60–4.73%		2.94%
Expected term (years)	3.00 – 4.00		3.00
Expected volatility	158.00–174.29%	%	139.37%
Expected dividends	0.00		0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$3.31	1,565,856	2.6	$3.31	1,565,856	2.6
$3.31	1,565,856	2.6	$3.31	1,565,856	2.6

The following table summarizes the warrant activity for the year ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2022	-	$-
Grants	333,855	5.06
Outstanding at December 31, 2022	333,855	$5.06
Grants	1,232,001	2.84
Outstanding at December 31, 2023	1,565,856	$3.31
Exercisable at December 31, 2023	1,565,856	$3.31

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

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the Beat Addiction Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”). On or about January 1, 2021, Mr. Galligan, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek.

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

On November 9, 2023, the Company entered into a Subscription Agreement (the “2023 Q4 Galligan Subscription Agreement”) with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 15% and 20% of the Company’s shares of common stock and a member of the Company’s Board of Directors. Pursuant to the 2023 Q4 Galligan Subscription Agreement, the J and R Galligan Revocable Trust purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles the J and R Galligan Revocable Trust to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Galligan Subscription Agreement, the Company issued 900 shares of its common stock to the J and R Galligan Revocable Trust as inducement shares. The proceeds of $7,500 were received in November 2023 but the 4,687 shares have not been issued as of December 31, 2023.

On November 9, 2023, the Company entered into a Subscription Agreement (the “2023 Q4 Lucido Subscription Agreement”) with Louis C Lucido. Pursuant to the 2023 Q4 Lucido Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles Mr. Lucido to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Lucido Subscription Agreement, the Company issued 900 shares of its common stock to Mr. Lucido as inducement shares. The proceeds of $7,500 were received in November 2023 but the 4,687 shares have not been issued as of December 31, 2023.

As of December 31, 2023 and 2022, the Company’s related party payable was $1,683,453 and $1,077,088, which comprised of compensation payable and interest payable to directors.

NOTE 16 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2023 included 66% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2022 included 87% from two customers of the Company’s total revenues.

At December 31, 2023, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $740. At December 31, 2022, two customers accounted for 100% of the Company’s total accounts receivable with an aggregate amount of $35,378.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through December 31, 2023.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2023:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(7,384)	$(5,113)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(1,787)	$(1,790)

Net loss attributable to the non-controlling interest for the year ended December 31, 2022:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(18,782)	$(8,211)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(4,545)	$(2,874)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2023:

Balance, December 31, 2022	$(125,257)
Net loss attributable to the non-controlling interest	(3,577)
Balance, December 31, 2023	(128,834)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2022:

Balance, December 31, 2021	$(117,838)
Net loss attributable to the non-controlling interest	(7,419)
Balance, December 31, 2022	(125,257)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Royalty agreement

Alpine Creek Capital Partners LLC

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the Beat Addiction Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”).

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2023. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2023 and 2022, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of December 31, 2023 and 2022, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of December 31, 2023, the Public Offering has not yet been abandoned by the Company.

Charles River Laboratories, Inc.

On May 24, 2019, the Company entered into a Master Services Agreement (the “MSA”) with Charles River Laboratories, Inc. (“Charles River”). Pursuant to the MSA, Charles River will be conducting studies with regard to BICX102/BICX104. Studies will be conducted pursuant to Statements of Work entered into by the Company and Charles River.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of December 31, 2023, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of December 31, 2023 is $503,089.

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

As of December 31, 2023, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

As of December 31, 2023, the Company has entered into seven scientific advisory board agreements. In compensation for services, each advisory board member shall receive common stock equivalent to $5,000 on the last day of such quarter when meetings are held. There was no meeting held during the year ended December 31, 2023.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $57,412. As of December 31, 2023 The Company has accrued $322,000 as a loss contingency for this matter.

NOTE 19 - INCOME TAXES

The components of the income tax provisions for 2023 and 2022 are as follows:

	2023	2022
Current provision:
Federal	$-	$-
State	-	-
	-	-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2023	2022
Provision at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	5.89%	5.56%
Other	(0.81)%	(1.02)%
Interest addback	(2.28)%	(2.93)%
Nondeductible and other items	(0.20)%	(0.34)%
Change in valuation allowance	(23.60)%	(22.27)%
Total	(0.00)%	(0.00)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Allowance for doubtful debt	$-	$7,598
Stock options issued for services	2,077,903	1,988,251
Net operating loss carryforward	7,969,941	7,796,815
Section 174 capitalization	510,302	224,416
Accrual to cash	684,411	478,860
Other	185,316	202,593
Total deferred tax assets	11,427,873	10,698,533

Deferred tax liabilities:
Royalty obligation	(172,730)	(306,334)
Right to use assets	(27,222)	(55,447)
Total deferred tax liabilities	(199,952)	(361,781)
Deferred tax net	11,227,921	10,336,752
Valuation allowance	(11,227,921)	(10,336,752)
Net deferred tax assets	-	-

During the year ended December 31, 2023 and 2022, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2023 and 2022, the Company provided a valuation allowance on its net deferred tax assets of $11,227,921 and $10,336,752, respectively.

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $23.0 million, of which $9.3 million, if not utilized, expire beginning by 2029. Federal net operating loss carryforwards totaling approximately $13.7 million can be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $40.3 million with varying expiration dates as determined by each state. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

Due to change in the Company’s ownership, the Company’s utilization of its net operating losses may be limited pursuant to Sec. 382 of the Internal Revenue Code of 1986, as amended. The Company has not undergone a study to determine what, if any, of its net operating losses are limited in their use as any limitation pursuant to Sec. 382 would not have a material impact on the Company’s financial statements due to the full valuation allowance maintained against the related deferred tax assets.

At December 31, 2023 and 2022, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2023, and 2022, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s tax returns remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2022 tax years generally remain subject to examination by federal and state tax authorities.

NOTE 20 - SUBSEQUENT EVENTS

As of March 29, 2024 the Company issued an aggregate of 141,425 shares of its common stock for consulting services, the Company’s Board of Directors’ stock compensation, the Company’s President stock compensation, one amended promissory note, and one promissory note valued at $126,830.

On March 08, 2024, the Company entered into a promissory note amendment #1 to the previously issued third party unsecured promissory note payable on November 10, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification the Company agreed to issue 15,000 shares of restricted stock to the debt holder.

On March 14, 2024, The Company issued an unsecured promissory note payable to a third party in the principal amount of $220,000. The stated interest rate is 8% per annum. The principal and interest are due on December 14, 2024. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00. The company issued 24,000 shares of restricted stock as consideration for the loan.

On February 22, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder. The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

On February 01, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. appointed Kate DeVarney as a member of the Board of Directors. As compensation, Ms. DeVarney will be issued common stock options to purchase shares of BioCorRx Inc’s common stock, the stock options will be issued on the last day of each fiscal quarter.

On January 5, 2024 the Company’s board of directors appointed Lou Lucido as Interim President through January 31, 2024, and transitioned to President on February 1, 2024. Mr. Lucido will remain a member of the Board of Directors, with an annual compensation of $200,000 to be paid in equity.

