Form 10-Q
period 2024-03-31
BioCorRx Inc.
filed 2024-05-15
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 9,612,703 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$101,080	$65,222
Accounts receivable, net	-	740
Grant receivable	21,042	76,266
Prepaid expenses	29,471	44,891
Total current assets	151,593	187,119

Property and equipment, net	44,524	50,943

Right to use assets	70,658	97,278

Other assets:
Patents, net	8,733	9,027
Deposits, long term	41,936	44,520
Total other assets	50,669	53,547

Total assets	$317,444	$388,887

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,787,403 and $1,683,453, respectively	$4,976,775	$4,649,179
Lease liability, short term	104,062	122,732
Derivative liability	80,190	53,460
Notes payable, net of debt discount of $378,530 and $354,730, respectively	802,950	606,750
Notes payable, related parties, net of debt discount of $48,110 and $77,295, respectively	1,204,153	999,088
Total current liabilities	7,168,130	6,431,209

Long term liabilities:
Economic Injury Disaster loan, long term	72,112	72,466
Royalty obligation, net of discount of $4,780,800 and $4,899,354, related parties	3,941,300	3,822,746
Lease liability, long term	-	10,945
Deferred revenue, long term	4,045	4,045

Total liabilities	11,185,587	10,341,411

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 8,897,104 and 8,674,029 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8,897	8,674
Common stock subscribed	100,009	100,009
Additional paid in capital	68,470,650	68,149,029
Accumulated deficit	(79,339,794)	(78,103,018)
Total deficit attributable to BioCorRx Inc.	(10,738,622)	(9,823,690)
Non-controlling interest	(129,521)	(128,834)
Total deficit	(10,868,143)	(9,952,524)

Total liabilities and deficit	$317,444	$388,887

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2024	2023

Revenues, net	$3,620	$40,442

Operating expenses:
Cost of implants and other costs	1,667	8,676
Research and development	213,834	237,387
Selling, general and administrative	750,098	796,049
Impairment of intellectual property	-	47,980
Depreciation and amortization	6,713	6,665
Total operating expenses	972,312	1,096,757

Loss from operations	(968,692)	(1,056,315)

Other income (expenses):
Interest expense - related parties	(186,828)	(169,380)
Interest expense, net	(181,820)	(26,040)
Grant income	112,963	241,149
Other miscellaneous expense	(13,086)	-
Total other (expense) income	(268,771)	45,729

Loss before provision for income taxes	(1,237,463)	(1,010,586)

Income taxes	-	-

Net loss	(1,237,463)	(1,010,586)

Non-controlling interest	687	934

Net loss attributable to BioCorRx Inc.	$(1,236,776)	$(1,009,652)

Net loss per common share, basic and diluted	$(0.14)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	8,757,859	7,741,681

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE MONTHS ENDED MARCH 31, 2024

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2023	80,000	$16,000	160,000	$5,616	8,674,029	$8,674	$100,009	$68,149,029	$(78,103,018)	$(128,834)	$(9,952,524)
Common stock issued for services rendered	-	-	-	-	169,075	169	-	149,456	-	-	149,625
Common stock issued in connection with issuance of promissory notes	-	-	-	-	54,000	54	-	40,163	-	-	40,217
Warrants issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	83,552	-	-	83,552
Share-based compensation	-	-	-	-	-	-	-	48,450	-	-	48,450
Net loss	-	-	-	-	-	-	-	-	(1,236,776)	(687)	(1,237,463)
Balance, March 31, 2024 (unaudited)	80,000	$16,000	160,000	$5,616	8,897,104	$8,897	$100,009	$68,470,650	$(79,339,794)	$(129,521)	$(10,868,143)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,237,463)	$(1,010,586)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	6,713	6,665
Amortization of discount on royalty obligation	118,554	115,334
Amortization of debt discount	175,884	23,462
Impairment of intellectual property	-	47,980
Amortization of right-of-use asset	26,620	30,304
Stock based compensation	198,075	79,218
Changes in operating assets and liabilities:
Accounts receivable	740	23,163
Grant receivable	55,224	58,373
Prepaid expenses	15,420	26,020
Accounts payable and accrued expenses	327,596	243,702
Deposits	2,584	-
Lease liability	(29,615)	(32,364)
Deferred revenue	-	(8,626)
Net cash used in operating activities	(339,668)	(397,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	-	300,000
Payment to Economic Injury Disaster loan	(354)	(341)
Proceeds from notes payable	200,000	50,000
Proceeds from notes payable – related party	175,880	182,768
Net cash provided by financing activities	375,526	532,427

Net increase (decrease) in cash	35,858	135,072
Cash, beginning of period	65,222	68,615

Cash, end of period	$101,080	$203,687

Supplemental disclosures of cash flow information:
Interest paid	$8,547	$-
Taxes paid	$-	$-
Warrants issued in connection with issuance of promissory notes	$83,552	$-
Derivative liability recognized in connection with issuance of promissory notes	$26,730	$-
Common stock issued in connection with issuance of promissory notes	$40,217	$6,000

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides addiction treatment solutions offering a unique approach to the treatment of substance use and other related disorders. The Company also controls BioCorRx Pharmaceuticals Inc., a clinical-stage drug development subsidiary currently seeking FDA approval for BICX104, an implantable naltrexone pellet for the treatment of alcohol and opioid use disorders. BICX102 is an implantable pellet of naltrexone that was the original product candidate being developed under NIDA award number UG3DA047925 (awarded in 2019 and 2020) and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through March 31, 2024.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the sub issued 24.2% ownership to officers of BioCorRx Inc. with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 17).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

The following table presents the Company’s net sales by product category for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Sales/access fees	$2,205	$1,010
Project support income	-	25,817
Distribution rights income	-	8,626
Membership/program fees	1,415	4,989
Net sales	$3,620	$40,442

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s unaudited condensed consolidated balance sheet:

Balance as of December 31, 2023
Short term	$-
Long term	4,045
Total as of December 31, 2023	4,045
Balance as of March 31, 2024	4,045
Less short term	-
Long term	$4,045

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $0 as of March 31, 2024 and December 31, 2023.

Financial Accounting Standards Board (“FSAB”) Accounting Standards Codification (“ASC”) 326-20-30-2, Financial Instruments – Credit Losses, requiring a reporting entity to use a pooled approach to estimate expected credit losses for financial assets with similar risk characteristics. If a financial asset does not share similar risk characteristics with other financial assets held by the reporting entity, the allowance for credit losses should be determined on an individual basis. Similar risk characteristics for trade receivables may include customer credit rating, trade receivable aging category (e.g., 30-90 days past due), healthcare industry, and other factors that may influence the likelihood of the customer not being able to pay for the goods or services. The Company utilizes this individual approach for its trade receivables as each customer does not share similar risks.

Trade receivables with certain customers are financial assets analyzed by the Company under the expected credit loss model. To measure expected credit losses, trade receivables are grouped based on shared risk characteristics (i.e., the relevant healthcare industry) and days past due (i.e., delinquency status), while considering the following if applicable:

•	Customers in relevant healthcare industries share similar risk characteristics associated with the macroeconomic environment of their industry.

•

The expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company used the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; and (v) over 90 days past due.

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

The fair value of the event of default penalty put option in connection with the issuance of promissory notes was recognized as a derivative liability and debt discount on the unaudited condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$80,190	$80,190
	$-	$-	$80,190	$80,190

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$53,460	$53,460
	$-	$-	$53,460	$53,460

Activity for the three months ended March 31, 2024 for the derivative liability was as follows:

Derivative Liability

Fair value as of December 31, 2023	$53,460
Fair value at issuance	26,730
Fair value as of March 31, 2024	$80,190

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three months ended March 31, 2024 and 2023.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2024 and 2023.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.

	Three Months Ended
	March 31,
	2024	2023
Shares underlying options outstanding	935,068	882,530
Shares underlying warrants outstanding	1,765,856	676,447
Convertible preferred stock outstanding	240,000	240,000
	2,940,924	1,798,977

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $12,618 and $29,148 as advertising costs for the three months ended March 31, 2024 and 2023, respectively.

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

Grant receivables were $21,042 and $76,266 as of March 31, 2024 and December 31, 2023, respectively. Deferred revenues related to the grant were $0 as of March 31, 2024 and December 31, 2023. $112,963 and $241,149 were recorded as grant income for the three months ended March 31, 2024 and 2023, respectively. The F&A indirect costs were $0 as of March 31, 2024 and December 31, 2023. The grant provides for $516,218 in funding for F&A indirect costs.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $213,834 and $237,387 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2024 and December 31, 2023, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2024, the Company had cash of $101,080 and working capital deficit of $7,016,537. During the three months ended March 31, 2024, the Company used net cash in operating activities of $339,668. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the three months ended March 31, 2024, the Company issued several promissory notes to related parties and received total proceeds of $175,880. The promissory notes bear no interest and are due on demand.

During the three months ended March 31, 2024, the Company issued one promissory note to a third party and received total proceeds of $200,000. The promissory note has a stated interest rate of 8% per annum and is due within 9 months.

On March 8, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on November 10, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000.

On March 25, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Prepaid insurance	$4,977	$18,511
Prepaid subscription services	24,494	26,380
	$29,471	$44,891

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(150,027)	(143,608)
	$44,524	$50,943

Depreciation expense charged to operations amounted to $6,419 and $6,370, respectively, for the three months ended March 31, 2024 and 2023.

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

Lease liability is summarized below:

	March 31,	December 31,
	2024	2023
Total lease liability	$104,062	$133,677
Less: short term portion	104,062	122,732
Long term portion	$-	$10,945

Maturity analysis under these lease agreements are as follows:

Total
2024	$96,919
2025	11,018
Subtotal	107,937
Less: Present value discount	(3,875)
Lease liability	$104,062

Lease expense for the three months ended March 31, 2024 and 2023 was comprised of the following:

	Three Months Ended
	March 31,
	2024	2023
Operating lease expense	$29,097	$36,402
	$29,097	$36,402

During the three months ended March 31, 2024 and 2023, the Company paid $32,093 and $38,463 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term	0.7	1.0

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $294 and $295, respectively. As of March 31, 2024, the accumulated amortization of these patents was $6,467.

The future amortization of the patents are as follows:

Year	Amount
2024	875
2025	1,169
2026	1,169
2027	1,169
2028 and after	4,351
$8,733

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Accounts payable	$2,773,188	$2,473,457
Interest payable on notes payable	1,293,974	1,268,264
Interest payable on notes payable, related parties	518,008	478,920
Deferred insurance	1,313	-
Accrual of loss on contingency	332,503	322,000
Interest payable on EIDL loan	5,635	5,675
Accrued stock-based compensation	-	43,321
Accrued expenses	52,154	57,542
	$4,976,775	$4,649,179

NOTE 9 - NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of March 31, 2024 and December 31, 2023 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of March 31, 2024 and December 31, 2023 is $200,000. The interest expense during the three months ended March 31, 2024 and 2023 were $12,466 and $12,329, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to the third party to which the number of common shares that the third party has the right to purchase equals 48,309 common shares. The warrant shall have a term of 3 years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles the third party to purchase 48,309 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $86,821, which the Company recognized as interest expense.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of March 31, 2024 and December 31, 2023 was $100,000. The interest expense during the three months ended March 31, 2024 and 2023 was $6,233 and $3,082, respectively. The Company made an interest payment of $6,250 and $3,125 during the three months ended March 31, 2024 and 2023, respectively. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the three months ended March 31, 2024 and 2023, the Company amortized $0 and $7,730 of debt discount as interest expense.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of March 31, 2024 and December 31, 2023 was $50,000. The interest expense during the three months ended March 31, 2024 and March 31, 2023 was $2,236 and $1,130, respectively. The Company made an interest payment of $1,563 and $0 during the three months ended March 31, 2024 and 2023, respectively. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the three months ended March 31, 2024 and 2023, the Company amortized $395 and $1,085 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. The balance outstanding as of March 31, 2024 and December 31, 2023 was $150,000. The interest expense during the three months ended March 31, 2024 was $2,992. If the Company fails to make any payment due under the terms of the promissory note, the interest rate shall increase to 15% per annum. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. During the three months ended March 31, 2024, the Company amortized $29,684 of debt discount as interest expense.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. The balance outstanding as of March 31, 2024 and December 31, 2023 was $220,000. The interest expense during the three months ended March 31, 2024 was $4,388. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. During the three months ended March 31, 2024, the Company amortized $57,717 of debt discount as interest expense.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. The balance outstanding as of March 31, 2024 and December 31, 2023 was $220,000. The interest expense during the three months ended March 31, 2024 was $4,388. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. During the three months ended March 31, 2024, the Company amortized $50,116 of debt discount as interest expense.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. The balance outstanding as of March 31, 2024 was $220,000. The interest expense during the three months ended March 31, 2024 was $820. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. During the three months ended March 31, 2024, the Company amortized $8,787 of debt discount as interest expense.

The interest expense during the three months ended March 31, 2024 and 2023 were $181,820 and $26,040, respectively. As of March 31, 2024 and December 31, 2023, the accumulated interest on notes payable was $1,293,974 and $1,268,264, respectively, and was included in accounts payable and accrued expenses on the balance sheet.i

The outstanding notes payables as of March 31, 2024 and December 31, 2023 were summarized as below:

	March 31,	December 31,
	2024	2023
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022	100,000	100,000
Promissory note payable dated January 25, 2023	50,000	49,605
Promissory note payable dated September 6, 2023, net of debt discount of $51,212 and $80,896, respectively	98,788	69,104
Promissory note payable dated November 10, 2023, net of debt discount of $93,268 and $135,985, respectively	126,732	84,015
Promissory note payable dated December 8, 2023, net of debt discount of $100,688 and $137,454, respectively	119,312	82,546
Promissory note payable dated March 14, 2024, net of debt discount of $133,362 and $0, respectively	86,638	-
	$802,950	$606,750

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of March 31, 2024 and December 31, 2023, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of March 31, 2024 and December 31, 2023 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of March 31, 2024 and December 31, 2023 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of March 31, 2024 and December 31, 2023 is $500,000. The interest expense during the three months ended March 31, 2024 and 2023 were $31,164 and $30,822, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

On September 20, 2022, the Company received $20,000 advances from Louis C Lucido, a member of the Company’s Board of Directors. The balance outstanding as of March 31, 2024 and December 31, 2023 was $20,000.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. On April 3, 2023, the Company entered into the Louis 2023 Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at $1.71 per share, resulting in the recognition of $34,338 of loss on settlement of debt. The balance outstanding as of March 31, 2024 and December 31, 2023 was $0. As the Company failed to make a payment due under the terms of the promissory note, the stated interest rate of the note was increased to 20% on February 1, 2023. The interest expense during the three months ended March 31, 2024 and 2023 was $0 and $3,699, respectively. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the three months ended March 31, 2024 and 2023, the Company amortized $0 and $14,647, respectively, of debt discount as interest expense.

On December 8, 2022, the Company received $55,000 advances from Mr. Lucido. The balance outstanding as of March 31, 2024 and December 31, 2023 was $55,000.

On March 16, 2023, the Company received $50,000 advances from Mr. Lucido. The balance outstanding as of March 31, 2024 and December 31, 2023 was $50,000.

During the three months ended March 31, 2024, the Company received $146,426 advances from Mr. Lucido. The balance outstanding as of March 31, 2024 was $146,426.

As of March 31, 2024 and December 31, 2023, the Company owed $165,727 and $136,273 advances to Lourdes Felix.

On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The balance outstanding as of March 31, 2024 and December 31, 2023 was $150,000. The interest expense during the three months ended March 31, 2024 was $2,992. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended March 31, 2024, the Company amortized $29,185 of debt discount as interest expense.

The interest expense – related parties during the three months ended March 31, 2024 and 2023 were $186,828 and $169,380, respectively, which includes the amortization of royalty obligations as interest expense of $118,554 and $115,334, respectively (see Note 12). As of March 31, 2024 and December 31, 2023, the accumulated interest on related parties notes payable was $518,008 and $478,920, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of March 31, 2024 and December 31, 2023 were summarized as below:

	March 31,	December 31,
	2024	2023
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	271,426	125,000
Advances from Lourdes Felix	165,727	136,273
Promissory notes payables to Kent Emry	663,610	663,610
Promissory note payable to Louis C Lucido, net of debt discount of $48,110 and $77,295, respectively	101,890	72,705
	$1,204,153	$999,088

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

The interest expense during the three months ended March 31, 2024 and 2023 was $695 and $687, respectively. As of March 31, 2024 and December 31, 2023, the accumulated interest on EIDL Loan was $5,635 and $5,675, respectively.

During the three months ended March 31, 2024 and 2023, the Company made interest payment of $735 and $747, respectively.

The future principal payments are as follows:

Year	Amount
2024	$-
2025	-
2026	16
2027	1,598
2028 and after	70,498
$72,112

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

During the three months ended March 31, 2024 and 2023, the Company amortized $118,554 and $115,334 as interest expense.

NOTE 13 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of March 31, 2024 and December 31, 2023 and 2022, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of March 31, 2024 and December 31, 2023, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder each share of Series A Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of March 31, 2024 and December 31, 2023, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder each share of Series B Preferred Stock may be converted equal to one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Three months ended March 31, 2024

During the three months ended March 31, 2024, the Company issued an aggregate of 169,075 shares of its common stock for services rendered valued at $149,625 based on the underlying market value of the common stock at the date of issuance, among which 70,584 shares valued at $60,000 were issued to the board of directors for board compensation.

During the three months ended March 31, 2024, the Company issued an aggregate of 30,000 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 9). The 30,000 shares of common stock were valued at an aggregate value of $28,350. The Company also issued 24,000 shares as additional consideration for the issuance of one promissory note (see Note 9).  The 24,000 shares of common stock were valued at a value of $11,867.

As of March 31, 2024 and December 31, 2023, the Company had 8,897,104 shares and 8,674,029 shares of common stock issued and outstanding, respectively.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% (290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of March 31, 2024, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As March 31, 2024, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of March 31, 2024, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 126,674 stock options. As of March 31, 2024, an aggregate total of 568,326 options can still be granted under the plan.

During the three months ended March 31, 2024, the Company approved the grant of 58,625 stock options to two directors valued at $46,088. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the three months ended March 31, 2024:

2024
Risk-free interest rate	3.93%-4.21%
Expected term (years)	5.00
Expected volatility	149.49%-152.49%
Expected dividends	0.00

The following table summarizes the stock option activity for the three months ended March 31, 2024:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2023	891,443	$7.41	3.0	$-
Expired	(15,000)	7.25
Grants	58,625	0.87	4.9	-
Outstanding at March 31, 2024	935,068	$7.00	2.9	$1,580
Exercisable at March 31, 2024	934,026	$7.00	2.9	$1,580

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.90 as of March 31, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2024:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	451,427	2.8	451,427	2.8
2.51-5.00	54,474	1.7	54,474	1.7
5.01 and up	429,167	3.3	428,125	3.3
	935,068	2.9	934,026	2.9

The stock-based compensation expense related to option grants were $48,450 and $16,074 during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, stock-based compensation related to options of $1,434 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 months.

Warrants

During the three months ended March 31, 2024, the Company issued one promissory note to a third parties and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. The exercise price was $2.00. The expiration date was 4 years from the date of issuance. The fair value of the warrant was $83,552.

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2024:

Risk-free interest rate	4.38%
Expected term (years)	4.00
Expected volatility	157.11%
Expected dividends	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$3.16	1,765,856	2.5	$3.16	1,765,856	2.5
$3.16	1,765,856	2.5	$3.16	1,765,856	2.5

The following table summarizes the warrant activity for the three months ended March 31, 2024:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at December 31, 2023	1,565,856	$3.31
Grants	200,000	2.00
Outstanding at March 31, 2024	1,765,856	$3.16
Exercisable at March 31, 2024	1,765,856	$3.16

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

As of March 31, 2024 and December 31, 2023, the Company’s related party payable was $1,787,403 and $1,683,453, which comprised of compensation payable and interest payable to directors.

NOTE 16 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2024 included 96% from four customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2023 included 95% from three customers of the Company’s total revenues.

At March 31, 2024, the Company has no accounts receivable. At December 31, 2023, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $740.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through March 31, 2024.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(1,549)	$(892)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(375)	$(312)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2023:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(1,447)	$(1,668)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(350)	$(584)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2024:

Balance, December 31, 2023	$(128,834)
Net loss attributable to the non-controlling interest	(687)
Balance, March 31, 2024	(129,521)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2023:

Balance, December 31, 2022	$(125,257)
Net loss attributable to the non-controlling interest	(934)
Balance, March 31, 2023	(126,191)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of March 31, 2024 and December 31, 2023. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of March 31, 2024 and December 31, 2023, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of March 31, 2024 and December 31, 2023, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of March 31, 2024, the Public Offering has not yet been abandoned by the Company.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of March 31, 2024, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of March 31, 2024 is $503,089.

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

As of March 31, 2024, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $57,412. As of March 31, 2024 The Company has accrued $322,503 as a loss contingency for this matter.

On January 5, 2024 the Company’s board of directors appointed Lou Lucido as Interim President through January 31, 2024, and transitioned to President on February 1, 2024. Mr. Lucido will remain a member of the Board of Directors, with an annual compensation of $200,000 to be paid in equity.

NOTE 19 - SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company issued an aggregate of 30,926 shares of its common stock for the Company’s President stock compensation and two subscription agreements valued at $31,667.

On April 24, 2024, the Company and Mr. Lucido entered into an exchange agreement whereby the parties agreed to exchange the total of $544,284 owed by the Company, including $426,558 accrued fees pursuant to his Board service, and $117,726 owed by BioCorRx Pharmaceuticals, for 460,477 shares of restricted Common Stock.

On April 24, 2024, the Company and Ms. Felix entered into an exchange agreement whereby the parties agreed to exchange the $265,000 owed by the Company to Ms. Felix as compensation for services rendered for 224,196 shares of restricted Common Stock.

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

On February 22, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder (MUD). The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

Grant receivables were $21,042 and $76,266 as of March 31, 2024 and December 31, 2023, respectively. Deferred revenues related to the grant were $0 as of March 31, 2024 and December 31, 2023. $112,963 and $241,149 were recorded as grant income during the three months ended March 31, 2024 and 2023, respectively.

Recent Developments

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of March 31, 2024 and December 31, 2023 was $50,000. The interest expense during the three months ended March 31, 2024 and March 31, 2023 was $2,236 and $1,130, respectively. The Company made an interest payment of $1,563 and $0 during the three months ended March 31, 2024 and 2023, respectively. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the three months ended March 31, 2024 and 2023, the Company amortized $395 and $1,085 of debt discount as interest expense, respectively.

On March 16, 2023, the Company received $50,000 advances from Louis C Lucido, a member of the Company’s Board of Directors (the “Board”). The balance outstanding as of March 31, 2024 was $50,000.

On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The balance outstanding as of March 31, 2024 and December 31, 2023 was $150,000. The interest expense during the three months ended March 31, 2024 was $2,992. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended March 31, 2024, the Company amortized $29,185 of debt discount as interest expense.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. The balance outstanding as of March 31, 2024 and December 31, 2023 was $150,000. The interest expense during the three months ended March 31, 2024 was $2,992. If the Company fails to make any payment due under the terms of the promissory note, the interest rate shall increase to 15% per annum. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. During the three months ended March 31, 2024, the Company amortized $29,684 of debt discount as interest expense.

On October 30, 2023, the Board approved Brady Granier’s request for a paid administrative leave of absence from his position as the President of the Company for the period between October 30, 2023 and January 30, 2024. . Effective as of October 30, 2023, Lourdes Felix, the Company’s Chief Executive Officer and Chief Financial Officer, assumed Mr. Granier’s responsibilities during his paid administrative leave of absence. Ms. Felix’s compensation remains unchanged.

On December 29, 2023, Brady Granier submitted his letter of resignation as President of the Company and Chief Executive Officer of BioCorRx Pharmaceuticals, effective January 31, 2024.  On March 29, 2024, Mr. Granier submitted his letter of resignation from his position as a member of the Board, effective March 31, 2024.

On November 9, 2023, the Company entered into a Subscription Agreement (the “2023 Q4 Galligan Subscription Agreement”) with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 15% and 20% of the Company’s shares of common stock and a member of the Company’s Board of Directors. Pursuant to the 2023 Q4 Galligan Subscription Agreement, the J and R Galligan Revocable Trust purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles the J and R Galligan Revocable Trust to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Galligan Subscription Agreement, the Company issued 900 shares of its common stock to the J and R Galligan Revocable Trust as inducement shares. The proceeds of $7,500 were received in November 2023 but the 4,687 shares have not been issued as of March 31, 2024.

On November 9, 2023, the Company entered into a Subscription Agreement (the “2023 Q4 Lucido Subscription Agreement”) with Louis C Lucido. Pursuant to the 2023 Q4 Lucido Subscription Agreement, Mr. Lucido purchased shares of the Company’s common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles Mr. Lucido to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Lucido Subscription Agreement, the Company issued 900 shares of its common stock to Mr. Lucido as inducement shares. The proceeds of $7,500 were received in November 2023 but the 4,687 shares have not been issued as of March 31, 2024.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. The balance outstanding as of March 31, 2024 and December 31, 2023 was $220,000. The interest expense during the three months ended March 31, 2024 was $4,388. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. During the three months ended March 31, 2024, the Company amortized $57,717 of debt discount as interest expense.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. The balance outstanding as of March 31, 2024 and December 31, 2023 was $220,000. The interest expense during the three months ended March 31, 2024 was $4,388. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. During the three months ended March 31, 2024, the Company amortized $50,116 of debt discount as interest expense.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. The balance outstanding as of March 31, 2024 was $220,000. The interest expense during the three months ended March 31, 2024 was $820. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. During the three months ended March 31, 2024, the Company amortized $8,787 of debt discount as interest expense.

During the three months ended March 31, 2024, the Company received $146,426 advances from Mr. Lucido. The balance outstanding as of March 31, 2024 was $146,426.

As of March 31, 2024 and December 31, 2023, the Company owed $165,727 and $136,273 advances to Lourdes Felix.

On March 29, 2024, Harsha Murthy submitted his letter of resignation from his position as a member of the Board effective, April 2, 2024.

On April 24, 2024, the Company and Mr. Lucido entered into an exchange agreement whereby the parties agreed to exchange the total of $544,283.53 owed by the Company ($426,557.53) including accrued fees owed pursuant to his Board service) and BioCorRx Pharmaceuticals ($117,726.00) to Mr. Lucido for 460,477 shares of restricted Common Stock.

On April 24, 2024, the Company and Ms. Felix entered into an exchange agreement whereby the parties agreed to exchange the $265,000 owed by the Company to Ms. Felix as compensation for services rendered for 224,196 shares of restricted Common Stock.

Results of Operations

Three months ended March 31, 2024 Compared with Three months ended March 31, 2023

	2024	2023
Revenues, net	$3,620	$40,442
Total operating expenses	(972,312)	(1,096,757)
Interest expense – related parties	(186,828)	(169,380)
Interest expense, net	(181,820)	(26,040)
Grant income	112,963	241,149
Other miscellaneous expense	(13,086)	-
Net loss	(1,237,463)	(1,010,586)
Non-controlling interest	687	934
Net loss attributable to BioCorRx Inc.	$(1,236,776)	$(1,009,652)

Revenues

Total net revenues for the three months ended March 31, 2024 were $3,620 compared with $40,442 for the three months ended March 31, 2023, reflecting a decrease of 91%. Sales/access fees for the three months ended March 31, 2024 and 2023 were $2,205 and $1,010, respectively, reflecting an increase of $1,195. The primary reason for the increase in 2024 is directly related to the increased number of patients treated at licensed clinics. Project support income for the three months ended March 31, 2024 and 2023 were $0 and $25,817, respectively, reflecting a decrease of $25,817. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The primary reason for the decrease in 2024 is directly related to the development of the new revenue stream during 2022 which ceased in January 2023. Distribution rights income for the three months ended March 31, 2024 and 2023 were $0 and $8,626, respectively, reflecting a decrease of $8,626. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the three months ended March 31, 2024 and 2023 were $1,415 and $4,989, respectively. The primary reason for the decrease in 2024 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2024 and 2023 were $972,312 and $1,096,757, respectively, reflecting a decrease of $124,445.

The reasons for the decrease in 2024 are primarily due to (i) a decrease of $95,876 in payroll expense, from $206,079 for the three months ended March 31, 2023 to $110,203 for the three months ended March 31, 2024, (ii) a decrease of $47,980 in impairment of intellectual property from $47,980 for the three months ended March 31, 2023 to $0 for the three months ended March 31, 2024, (iii) a decrease of $28,311 in consulting expense, from $166,793 for the three months ended March 31, 2023 to $138,482 for three months ended March 31, 2024, (iv) a decrease of $23,553 in research and development expense and conclusion of the preclinical studies of BICX102/BICX104, from $237,387 for the three months ended March 31, 2023 to $213,834 for the three months ended March 31, 2024, and (iv) a decrease of $16,530 in advertising expenses from $29,148 for the three months ended March 31, 2023 to $12,618 for the three months ended March 31, 2024, partially offset by (i) an increase of $75,538 in stock based compensation from $79,216 for the three months ended March 31, 2023 to $154,754 for the three months ended March 31, 2024, and (ii) an increase of $34,218 in accounting and legal fees from $202,355 for the three months ended March 31, 2023 to $236,573 for the three months ended March 31, 2024.

Interest Expense - Related Parties

Interest expense - related parties for the three months ended March 31, 2024 and 2023 were $186,828 and $169,380, respectively. The increase is mainly due to the issuance of one note payable with a stated interest rate of 8% per annum on August 29, 2023.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023 were $181,820 and $26,040, respectively. The increase is mainly due to (i) the issuance of four note payables with a stated interest rate of 8% per annum and (ii) the increased interest rates due to default on two note payables.

Grant Income

During the three months ended March 31, 2024 and 2023, the Company recognized grant income of $112,963 as compared to $241,149 for the comparable period last year. The larger grant income in 2023 was due to on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

Other Miscellaneous Expense

Other miscellaneous expense for the three months ended March 31, 2024 and 2023 were $13,086 and $0, respectively. The increase was mainly due to additional adjustment to the legal fees pursuant to the California Superior Court for Orange County’s amended judgement in favor of Pellecome for costs and attorney’s fees on January 25, 2024.

Net Loss

For the three months ended March 31, 2024, the Company experienced a net loss of $1,237,463 compared with a net loss of $1,010,586 for the three months ended March 31, 2023. The increase in net loss is primarily due to the decreased revenues and grant income and increased interest expenses, net of decreased operating expenses.

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash of $101,080. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2024	2023
Net cash used in operating activities	$(339,668)	$(397,355)
Net cash provided by financing activities	375,526	532,427
Net increase in cash	35,858	135,072
Cash, beginning of period	65,222	68,615
Cash, end of period	$101,080	$203,687

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the three months ended March 31, 2024 and 2023, the Company received $0 and $300,000, respectively, proceeds from common stock subscription agreements.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $339,668 for the three months ended March 31, 2024 compared to $397,355 used in operating activities for the three months ended March 31, 2023. The decrease was primarily due to a decrease in net loss of $226,877 and a decrease in operating assets of $33,588, net a decrease in operating liabilities of $95,269 and non-cash adjustments of $222,883.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $156,901, from $532,427 provided by financing activities for the three months ended March 31, 2023 to $375,526 cash provided by financing activities for the three months ended March 31, 2024.

The Company issued 342,592 shares of common stock for proceeds of $600,000 during the three months ended March 31, 2023. $300,000 was received on March 30, 2023 and $300,000 was received subsequent to March 31, 2023.

During the three months ended March 31, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000.

During the three months ended March 31, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum.

During the three months ended March 31, 2024, the Company received $29,454 advances from Lourdes Felix, and $146,426 advances from Mr. Lucido.

During the three months ended March 31, 2023, the Company received $132,768 advances from Lourdes Felix, and $50,000 advances from Mr. Lucido.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2024, the Company had a working capital deficit of $(7,016,537), and an accumulated deficit of $79,339,794. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements. The Company's consolidated financial statements are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make assumptions and estimates that affect the reported results of operations and financial position. The following is a discussion of the accounting policies, estimates and judgments that management believes are most significant in the application of GAAP used in the preparation of our unaudited condensed consolidated financial statements. These accounting policies, among others, may involve a high degree of complexity and judgment on the part of management. Further, these estimates and other factors, including those outside of our control could have significant adverse impact to our financial condition, results of operations and cash flows.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to Note 2 to our unaudited condensed consolidated financial statements.

Loss contingencies

Loss contingencies are existing conditions, situations or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Refer to Note 18 to our unaudited condensed consolidated financial statements.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Refer to Note 2 to our unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls. As of March 31, 2024, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $57,412. As of March 31, 2024, the Company has accrued $322,503 as a loss contingency for this matter.

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

During the three months ended March 31, 2024, the Company issued an aggregate of 169,075 shares of its common stock for services rendered valued at $149,625 based on the underlying market value of the common stock at the date of issuance, among which 70,584 shares valued at $60,000 were issued to the board of directors for board compensation.

During the three months ended March 31, 2024, the Company issued an aggregate of 30,000 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes. The 30,000 shares of common stock were valued at an aggregate value of $28,350. The Company also issued 24,000 shares as additional consideration for the issuance of one promissory note.  The 24,000 shares of common stock were valued at a value of $11,867.

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

BIOCORRX INC.

Date: May 15, 2024	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

