Form 10-Q
period 2024-09-30
BioCorRx Inc.
filed 2024-11-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 12,748,896shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$90	$65,222
Accounts receivable, net	-	740
Grant receivable	314,170	76,266
Prepaid expenses	38,837	44,891
Total current assets	353,097	187,119

Property and equipment, net	31,685	50,943

Right to use assets	208,709	97,278

Other assets:
Patents, net	8,143	9,027
Deposits, long term	41,936	44,520
Total other assets	50,079	53,547

Total assets	$643,570	$388,887

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,292,381 and $1,683,453, respectively	$5,681,787	$4,649,179
Lease liability, short term	39,266	122,732
Derivative liability	-	53,460
Notes payable, net of debt discount of $20,790 and $354,730, respectively	1,288,290	606,750
Notes payable, related parties, net of debt discount of $0 and $77,295, respectively	1,214,982	999,088
Total current liabilities	8,224,325	6,431,209

Long term liabilities:
Economic Injury Disaster loan, long term	71,393	72,466
Royalty obligation, net of discount of $4,540,472 and $4,899,354, related parties	4,181,628	3,822,746
Lease liability, long term	169,443	10,945
Deferred revenue, long term	-	4,045

Total liabilities	12,646,789	10,341,411

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 11,211,595 and 8,674,029 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11,212	8,674
Common stock subscribed	100,000	100,009
Additional paid in capital	70,080,274	68,149,029
Accumulated deficit	(82,044,527)	(78,103,018)
Total deficit attributable to BioCorRx Inc.	(11,831,425)	(9,823,690)
Non-controlling interest	(171,794)	(128,834)
Total deficit	(12,003,219)	(9,952,524)

Total liabilities and deficit	$643,570	$388,887

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues, net	$-	$10,145	$7,665	$70,222

Operating expenses:
Cost of implants and other costs	-	3,881	1,667	22,933
Research and development	460,138	286,962	1,210,334	762,768
Selling, general and administrative	1,192,869	674,456	2,773,288	2,181,532
Impairment of intellectual property	-	-	-	47,980
Depreciation and amortization	6,714	6,714	20,141	20,093
Total operating expenses	1,659,721	972,013	4,005,430	3,035,306

Loss from operations	(1,659,721)	(961,868)	(3,997,765)	(2,965,084)

Other income (expenses):
Interest expense - related parties	(158,267)	(169,582)	(548,644)	(501,787)
Interest expense, net	(148,999)	(36,883)	(648,726)	(90,412)
Loss on settlement of debt	(123,563)	-	(123,563)	(34,338)
Grant income	572,777	300,985	1,204,407	790,140
Other miscellaneous income	4,763	-	129,822	-
Total other income	146,711	94,520	13,296	163,603

Loss before provision for income taxes	(1,513,010)	(867,348)	(3,984,469)	(2,801,481)

Income taxes	-	-	-	-

Net loss	(1,513,010)	(867,348)	(3,984,469)	(2,801,481)

Non-controlling interest	25,623	1,068	42,960	3,108

Net loss attributable to BioCorRx Inc.	$(1,487,387)	$(866,280)	$(3,941,509)	$(2,798,373)

Net loss per common share, basic and diluted	$(0.14)	$(0.10)	$(0.41)	$(0.34)

Weighted average number of common shares outstanding, basic and diluted	10,908,291	8,537,320	9,712,939	8,250,725

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2023	80,000	$16,000	160,000	$5,616	8,674,029	$8,674	$100,009	$68,149,029	$(78,103,018)	$(128,834)	$(9,952,524)
Common stock issued for services rendered	-	-	-	-	169,075	169	-	149,456	-	-	149,625
Common stock issued in connection with issuance of promissory notes	-	-	-	-	54,000	54	-	40,163	-	-	40,217
Warrants issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	83,552	-	-	83,552
Share-based compensation	-	-	-	-	-	-	-	48,450	-	-	48,450
Net loss	-	-	-	-	-	-	-	-	(1,236,776)	(687)	(1,237,463)
Balance, March 31, 2024 (unaudited)	80,000	$16,000	160,000	$5,616	8,897,104	$8,897	$100,009	$68,470,650	$(79,339,794)	$(129,521)	$(10,868,143)
Common stock issued for services rendered	-	-	-	-	191,923	192	-	114,587	-	-	114,779
Common stock issued in connection with subscription agreement	-	-	-	-	9,374	9	(9)	-	-	-	-
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	684,673	685	-	808,599	-	-	809,284
Share-based compensation	-	-	-	-	-	-	-	30,480	-	-	30,480
Net loss	-	-	-	-	-	-	-	-	(1,217,346)	(16,650)	(1,233,996)
Balance, June 30, 2024 (unaudited)	80,000	$16,000	160,000	$5,616	9,783,074	$9,783	$100,000	$69,424,316	$(80,557,140)	$(146,171)	$(11,147,596)
Common stock issued for services rendered	-	-	-	-	1,278,521	1,279	-	559,847	-	-	561,126
Common stock issued in connection with issuance of promissory notes	-	-	-	-	150,000	150	-	66,850	-	-	67,000
Share-based compensation	-	-	-	-	-	-	-	29,261	-	-	29,261
Net loss	-	-	-	-	-	-	-	-	(1,487,387)	(25,623)	(1,513,010)
Balance, September 30, 2024 (unaudited)	80,000	$16,000	160,000	$5,616	11,211,595	$11,212	$100,000	$70,080,274	$(82,044,527)	$(171,794)	$(12,003,219)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common Stock Subscription	Common stock	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2022	80,000	$16,000	160,000	$5,616	7,718,636	$7,719	$-	$100,000	$66,130,296	$(74,336,105)	$(125,257)	$(8,201,731)
Common stock issued for services rendered	-	-	-	-	36,660	37	-	-	63,107	-	-	63,144
Common stock issued in connection with issuance of promissory notes	-	-	-	-	4,285	4	-	-	5,996	-	-	6,000
Common stock issued in connection with subscription agreement	-	-	-	-	342,592	343	(300,000)	-	599,657	-	-	300,000
Share-based compensation	-	-	-	-	-	-	-	-	16,074	-	-	16,074
Net loss	-	-	-	-	-	-		-	-	(1,009,652)	(934)	(1,010,586)
Balance, March 31, 2023 (unaudited)	80,000	$16,000	160,000	$5,616	8,102,173	$8,103	$(300,000)	$100,000	$66,815,130	$(75,345,757)	$(126,191)	$(8,827,099)
Common stock issued for services rendered	-	-	-	-	35,301	35	-	-	62,256	-	-	62,291
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	207,606	208	-	-	361,684	-	-	361,892
Common stock issued in connection with subscription agreement	-	-	-	-	174,409	174	300,000	-	299,826	-	-	600,000
Share-based compensation	-	-	-	-	-	-	-	-	15,953	-	-	15,953
Net loss	-	-	-	-	-	-		-	-	(922,441)	(1,106)	(923,547)
Balance, June 30, 2023 (unaudited)	80,000	$16,000	160,000	$5,616	8,519,489	$8,520	$-	$100,000	$67,554,849	$(76,268,198)	$(127,297)	$(8,710,510)
Common stock issued for services rendered	-	-	-	-	36,308	36	-	-	65,089	-	-	65,125
Common stock issued in connection with issuance of promissory notes	-	-	-	-	36,000	36	-	-	59,544	-	-	59,580
Warrants issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	-	176,545	-	-	176,545
Share-based compensation	-	-	-	-	-	-	-	-	16,205	-	-	16,205
Net loss	-	-	-	-	-	-		-	-	(866,280)	(1,068)	(867,348)
Balance, September 30, 2023 (unaudited)	80,000	$16,000	160,000	$5,616	8,591,797	$8,592	$-	$100,000	$67,872,232	$(77,134,478)	$(128,365)	$(9,260,403)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,984,469)	$(2,801,481)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	20,142	20,093
Amortization of discount on royalty obligation	358,882	355,662
Amortization of debt discount	519,781	61,094
Impairment of intellectual property	-	47,980
Amortization of right-of-use asset	52,579	92,952
Loss on settlement of debt	123,563	34,338
Other income	(32,405)	-
Stock based compensation	933,721	238,792
Changes in operating assets and liabilities:
Accounts receivable	740	23,163
Grant receivable	(237,904)	125,161
Prepaid expenses	6,054	10,593
Accounts payable and accrued expenses	1,448,266	597,505
Deposits	2,584	-
Lease liability	(56,573)	(99,134)
Deferred revenue	(4,045)	(26,164)
Net cash used in operating activities	(849,084)	(1,319,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	-	900,000
Payment to Economic Injury Disaster loan	(1,073)	(1,033)
Payment of notes payable – related party	(9,000)	(35,000)
Proceeds from notes payable	200,000	200,000
Proceeds from notes payable – related party	594,025	343,273
Net cash provided by financing activities	783,952	1,407,240

Net increase (decrease) in cash	(65,132)	87,794
Cash, beginning of period	65,222	68,615

Cash, end of period	$90	$156,409

Supplemental disclosures of cash flow information:
Interest paid	$10,007	$-
Taxes paid	$-	$-
Warrants issued in connection with issuance of promissory notes	$83,552	$176,545
Derivative liability recognized in connection with issuance of promissory notes	$26,730	$-
Common stock issued in connection with conversion of promissory notes and accounts payable	$809,284	$361,892
Common stock issued in connection with subscription agreement	$9	$-
Record right to use assets per ASC 842	$(225,663)	$-
Record lease liability per ASC 842	$225,663	$-
Common stock issued in connection with issuance of promissory notes	$107,217	$65,580

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides addiction treatment solutions offering a unique approach to the treatment of substance use and other related disorders. The Company also controls BioCorRx Pharmaceuticals Inc., a clinical-stage drug development subsidiary currently seeking FDA approval for BICX104, an implantable naltrexone pellet for the treatment of alcohol and opioid use disorders. BICX102 is an implantable pellet of naltrexone that was the original product candidate being developed under NIDA award number UG3DA047925 (awarded in 2019 and 2020) and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through September 30, 2024.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the sub issued 24.2% ownership to officers of BioCorRx Inc. with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 17).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

The following table presents the Company’s net sales by product category for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Sales/access fees	$-	$390
Distribution rights income	-	8,817
Membership/program fees	-	938
Net sales	$-	$10,145

	Nine Months Ended September 30,
	2024	2023
Sales/access fees	$2,205	$10,645
Project support income	-	25,817
Distribution rights income	4,045	26,164
Membership/program fees	1,415	7,596
Net sales	$7,665	$70,222

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s unaudited condensed consolidated balance sheet:

Balance as of December 31, 2023
Short term	$-
Long term	4,045
Total as of December 31, 2023	4,045
Net sales recognized	(4,045)
Balance as of September 30, 2024	$-

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was $0 as of September 30, 2024 and December 31, 2023.

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

The fair value of the event of default penalty put option in connection with the issuance of promissory notes was recognized as a derivative liability and debt discount on the unaudited condensed consolidated balance sheet as of December 31, 2023. The Company entered into amendment agreements on such promissory notes during the third quarter of 2024, which were treated as debt extinguishment. Derivative liability was no longer recognized on the unaudited condensed consolidated balance sheet as of September 30, 2024.

The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$53,460	$53,460
	$-	$-	$53,460	$53,460

Activity for the three and nine months ended September 30, 2024 for the derivative liability was as follows:

Derivative Liability

Fair value as of December 31, 2023	$53,460
Fair value at issuance	26,730
Fair value as of March 31, 2024	80,190
Fair value as of June 30, 2024	80,190
Debt extinguishment	(80,190)
Fair value as of September 30, 2024	$-

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and nine months ended September 30, 2024 and 2023.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. $0 impairment was recognized for the three and nine months ended September 30, 2024 and 2023.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.

	Nine Months Ended
	September 30,
	2024	2023
Shares underlying options outstanding	1,093,625	891,443
Shares underlying warrants outstanding	1,765,856	1,150,856
Convertible preferred stock outstanding	240,000	240,000
	3,099,481	2,282,299

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $5,868 and $25,846 as advertising costs for the three months ended September 30, 2024 and 2023, respectively. The Company charged to operations $30,076 and $88,633 as advertising costs for the nine months ended September 30, 2024 and 2023, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102/BICX104 from the National Institute on Drug Abuse. BICX102 is an implantable pellet of naltrexone that was the original product candidate and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse in support of BICX104 UH3DA047925 ("UH3"). The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred.

On March 1, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104 U01DA059994 ("U01"), a sustained release naltrexone implant for the treatment of methamphetamine use disorder. The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

Grant receivables were $314,170 and $76,266 as of September 30, 2024 and December 31, 2023, respectively. Deferred revenues related to the grant were $0 as of September 30, 2024 and December 31, 2023. $572,777 and $300,985 were recorded as grant income for the three months ended September 30, 2024 and 2023, respectively. $1,204,407 and $790,140 were recorded as grant income for the nine months ended September 30, 2024 and 2023, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $460,138 and $286,962 for the three months ended September 30, 2024 and 2023, respectively. The Company incurred research and development expenses of $1,210,334 and $762,768 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2024 and December 31, 2023, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2024, the Company had cash of $90 and working capital deficit of $7,871,228. During the nine months ended September 30, 2024, the Company used net cash in operating activities of $849,084. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the nine months ended September 30, 2024, the Company issued several promissory notes to related parties and received total proceeds of $594,025. The promissory notes bear no interest and are due on demand.

During the nine months ended September 30, 2024, the Company issued one promissory note to a third party and received total proceeds of $200,000. The promissory note has a stated interest rate of 8% per annum and is due within 9 months. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000.

On March 8, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on November 10, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000.

On March 25, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350. On August 23, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000.

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

NOTE 4 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Prepaid insurance	$30,291	$18,511
Prepaid subscription services	8,546	26,380
	$38,837	$44,891

NOTE 5 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(162,866)	(143,608)
	$31,685	$50,943

Depreciation expense charged to operations amounted to $6,420 and $6,419, respectively, for the three months ended September 30, 2024 and 2023. Depreciation expense charged to operations amounted to $19,258 and $19,209, respectively, for the nine months ended September 30, 2024 and 2023.

NOTE 6 - LEASE

Operating leases

Prior to 2020, the Company entered into several lease amendments with landlord whereby the Company agreed to lease office space in Anaheim, California. The term expires on January 31, 2025. The lease has escalating payments from $9,905 per month to $11,018 per month. The Company recorded an aggregate value of right to use assets and lease liability of $500,333.

On April 9, 2024, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 60 months beginning approximately May 1, 2024 (upon the landlord's completion of the work on the new space). The extended term expires on April 30, 2029. The extended lease has payments of $4,545 per month. The Company recorded right to use assets and lease liability of $225,663. During the nine months ended September 30, 2024, the Company recognized other income of $32,405.

Lease liability is summarized below:

	September 30,	December 31,
	2024	2023
Total lease liability	$208,709	$133,677
Less: short term portion	39,266	122,732
Long term portion	$169,443	$10,945

Maturity analysis under these lease agreements are as follows:

Total
2024	$13,636
2025	54,544
2026	54,544
2027	54,544
2028	54,544
2029 and beyond	18,181
Subtotal	249,993
Less: Present value discount	(41,284)
Lease liability	$208,709

Lease expense for the three and nine months ended September 30, 2024 and 2023 was comprised of the following:

	Three Months Ended
	September 30,
	2024	2023
Operating lease expense	$13,636	$34,522
	$13,636	$34,522

	Nine Months Ended
	September 30,
	2024	2023
Operating lease expense	$61,072	$107,326
	$61,072	$107,326

During the nine months ended September 30, 2024 and 2023, the Company paid $65,066 and $113,508 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term	4.6	1.0

NOTE 7 - INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended September 30, 2024 and 2023, the Company recorded amortization expense of $295. During the nine months ended September 30, 2024 and 2023, the Company recorded amortization expense of $884. As of September 30, 2024, the accumulated amortization of these patents was $7,057.

The future amortization of the patents are as follows:

Year	Amount
2024	285
2025	1,169
2026	1,169
2027	1,169
2028 and after	4,351
$8,143

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Accounts payable	$3,096,150	$2,473,457
Interest payable on notes payable	1,330,133	1,268,264
Interest payable on notes payable, related parties	583,530	478,920
Deferred insurance	24,198	-
Accrual of interest and loss on contingency	402,677	322,000
Interest payable on EIDL loan	5,572	5,675
Payroll payables	62,816	-
Accrued stock-based compensation	-	43,321
Accrued expenses	176,711	57,542
	$5,681,787	$4,649,179

NOTE 9 - NOTES PAYABLE

As of September 30, 2024 and December 31, 2023, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of September 30, 2024 and December 31, 2023 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2024 and December 31, 2023 is $200,000. The interest expense during the three months ended September 30, 2024 and 2023 were $12,602. The interest expense during the nine months ended September 30, 2024 and 2023 were $37,534 and $37,397, respectively.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of September 30, 2024 and December 31, 2023 was $100,000. The interest expense during the three months ended September 30, 2024 and 2023 was $6,301 and $3,150, respectively. The interest expense during the nine months ended September 30, 2024 and 2023 was $18,767 and $9,349, respectively. The Company made an interest payment of $6,250 and $9,375, respectively, during the nine months ended September 30, 2024 and 2023. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the three months ended September 30, 2024 and 2023, the Company amortized $0 and $7,902 of debt discount as interest expense. During the nine months ended September 30, 2024 and 2023, the Company amortized $0 and $23,448 of debt discount as interest expense.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of September 30, 2024 and December 31, 2023 was $50,000. The interest expense during the three months ended September 30, 2024 and 2023 was $2,521 and $1,576, respectively. The interest expense during the nine months ended September 30, 2024 and 2023 was $7,250 and $4,264, respectively. The Company made an interest payment of $1,563 and $3,125, respectively, during the nine months ended September 30, 2024 and 2023. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the three months ended September 30, 2024 and 2023, the Company amortized $0 and $1,513 of debt discount as interest expense, respectively. During the nine months ended September 30, 2024 and 2023, the Company amortized $395 and $4,093 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. The balance outstanding as of September 30, 2024 and December 31, 2023 was $150,000. The interest expense during the three months ended September 30, 2024 and 2023 was $3,715 and $822, respectively. The interest expense during the nine months ended September 30, 2024 was $9,699 and $822, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. During the three months ended September 30, 2024 and 2023, the Company amortized $21,529 and $8,155 of debt discount as interest expense, respectively. During the nine months ended September 30, 2024, the Company amortized $80,896 and $8,155 of debt discount as interest expense, respectively.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $52,664 was recognized during the three and nine months ended September 30, 2024. The balance outstanding as of September 30, 2024 and December 31, 2023 was $220,000. The interest expense during the three months ended September 30, 2024 was $4,388. The interest expense during the nine months ended September 30, 2024 was $15,141. During the three months ended September 30, 2024, the Company amortized $12,975 of debt discount as interest expense. During the nine months ended September 30, 2024, the Company amortized $134,991 of debt discount as interest expense.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $13,665 was recognized during the three and nine months ended September 30, 2024. The balance outstanding as of September 30, 2024 and December 31, 2023 was $220,000. The interest expense during the three months ended September 30, 2024 was $7,715. The interest expense during the nine months ended September 30, 2024 was $16,491. During the three months ended September 30, 2024, the Company amortized $45,894 of debt discount as interest expense. During the nine months ended September 30, 2024, the Company amortized $152,920 of debt discount as interest expense.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The balance outstanding as of September 30, 2024 was $220,000. The interest expense during the three months ended September 30, 2024 was $4,340. The interest expense during the nine months ended September 30, 2024 was $17,600. During the three months ended September 30, 2024, the Company amortized $17,458 of debt discount as interest expense. During the nine months ended September 30, 2024, the Company amortized $73,284 of debt discount as interest expense.

The interest expense during the three months ended September 30, 2024 and 2023 were $148,999 and $36,883, respectively. The interest expense during the nine months ended September 30, 2024 and 2023 were $648,726 and $90,412, respectively. As of September 30, 2024 and December 31, 2023, the accumulated interest on notes payable was $1,330,133 and $1,268,264, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of September 30, 2024 and December 31, 2023 were summarized as below:

	September 30,	December 31,
	2024	2023
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022	100,000	100,000
Promissory note payable dated January 25, 2023	50,000	49,605
Promissory note payable dated September 6, 2023, net of debt discount of $0 and $80,896, respectively	150,000	69,104
Promissory note payable dated November 10, 2023, net of debt discount of $0 and $135,985, respectively	-	84,015
Promissory note payable dated July 11, 2024, net of debt discount of $0 and $0, respectively	275,000	-
Promissory note payable dated December 8, 2023, net of debt discount of $0 and $137,454, respectively	-	82,546
Promissory note payable dated August 23, 2024, net of debt discount of $9,890 and $0, respectively	265,110	-
Promissory note payable dated July 11, 2024, net of debt discount of $10,900 and $0, respectively	226,700	-
	$1,288,290	$606,750

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of September 30, 2024 and December 31, 2023, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of September 30, 2024 and December 31, 2023 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of September 30, 2024 and December 31, 2023 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2024 and December 31, 2023 is $500,000. The interest expense during the three months ended September 30, 2024 and 2023 were $31,507. The interest expense during the nine months ended September 30, 2024 and 2023 were $93,835 and $93,493, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

Since September 2022, the Company had received an aggregate of $296,426 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the three months ended September 30, 2024 was $0. The interest expense during the nine months ended September 30, 2024 was $3,781. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended September 30, 2024, the Company amortized $0 of debt discount as interest expense. During the nine months ended September 30, 2024, the Company amortized $77,295 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $446,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. As of September 30, 2024 and December 31, 2023, the outstanding balance of advances from Mr. Lucido and promissory notes issued to Mr. Lucido was $0 and $275,000, respectively.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. On April 3, 2023, the Company entered into the Louis 2023 Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at a price of $1.71 per share based on the underlying market value of the common stock at the date of issuance, resulting in the recognition of $34,338 of loss on settlement of debt. The balance outstanding as of September 30, 2024 and December 31, 2023 was $0. As the Company failed to make a payment due under the terms of the promissory note, the stated interest rate of the note was increased to 20% on February 1, 2023. The interest expense during the three months ended September 30, 2024 and 2023 was $0 . The interest expense during the nine months ended September 30, 2024 and 2023 was $0 and $11,386, respectively. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the three months ended September 30, 2024 and 2023, the Company amortized $0 of debt discount as interest expense. During the nine months ended September 30, 2024 and 2023, the Company amortized $0 and $15,135, respectively, of debt discount as interest expense.

During the third quarter of 2024, the Company received an aggregate of $265,100 advances from Louis C Lucido.

As of September 30, 2024 and December 31, 2023, the Company owed $284,772 and $136,273 advances to Lourdes Felix.

The interest expense – related parties during the three months ended September 30, 2024 and 2023 were $158,267 and $169,582, respectively, which includes the amortization of royalty obligations as interest expense of $121,774 (see Note 12). The interest expense – related parties during the nine months ended September 30, 2024 and 2023 were $548,644 and $501,787, respectively, which includes the amortization of royalty obligations as interest expense of $358,882 and $355,662, respectively (see Note 12). As of September 30, 2024 and December 31, 2023, the accumulated interest on related parties notes payable was $583,530 and $478,920, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of September 30, 2024 and December 31, 2023 were summarized as below:

	September 30,	December 31,
	2024	2023
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	265,100	125,000
Advances from Lourdes Felix	284,772	136,273
Promissory notes payables to Kent Emry	663,610	663,610
Promissory note payable to Louis C Lucido, net of debt discount of $0 and $77,295, respectively	-	72,705
	$1,214,982	$999,088

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

The interest expense during the three months ended September 30, 2024 and 2023 was $702. The interest expense during the nine months ended September30, 2024 and 2023 was $2,092 and $2,084, respectively. As of September 30, 2024 and December 31, 2023, the accumulated interest on EIDL Loan was $5,572 and $5,675, respectively.

During the nine months ended September 30, 2024 and 2023, the Company made interest payment of $2,194 and $2,233, respectively.

The future principal payments are as follows:

Year	Amount
2024	$-
2025	-
2026	16
2027	1,598
2028 and after	69,779
$71,393

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

During the three months ended September 30, 2024 and 2023, the Company amortized $121,774 as interest expense. During the nine months ended September 30, 2024 and 2023, the Company amortized $358,882 and $355,662 as interest expense, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of September 30, 2024 and December 31, 2023 and 2022, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of September 30, 2024 and December 31, 2023, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of September 30, 2024 and December 31, 2023, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

During the nine months ended September 30, 2023, the Company issued an aggregate of 342,592 shares of its common stock pursuant to the Lucido 2023 Subscription Agreement and the Galligan 2023 Subscription Agreement (as defined in Note 15). The common shares were recorded at a price of $1.75 per shares for gross proceeds to the Company of $600,000.

During the nine months ended September 30, 2023, the Company issued an aggregate of 174,409 shares of its common stock pursuant to the 2023 Q2 Subscription Agreement (as defined in Note 14). The common shares were recorded at a price of $1.72 per shares for gross proceeds to the Company of $300,000.

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

Nine months ended September 30, 2024

During the nine months ended September 30, 2024, the Company issued an aggregate of 1,639,519 shares of its common stock for services rendered valued at $825,530 based on the underlying market value of the common stock at the date of issuance, among which 200,043 shares valued at $110,154 were issued to the board of directors for board compensation.

During the nine months ended September 30, 2024, the Company issued an aggregate of 180,000 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 9). The 180,000 shares of common stock were valued at an aggregate value of $95,350. The Company also issued 24,000 shares as additional consideration for the issuance of one promissory note (see Note 9).  The 24,000 shares of common stock were valued at a value of $11,867.

During the nine months ended September 30, 2024, the Company issued 460,477 shares of its common stock at $1.18 per share in connection with conversion of the promissory note then outstanding of $446,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000. During the nine months ended September 30, 2024, the Company also issued 224,196 shares of its common stock at $1.18 per share in connection with conversion of director fees of $265,000.

During the nine months ended September 30, 2024, the Company issued 9,374 shares of its common stock in connection with the 2023 Q4 Lucido Subscription Agreement (as defined below) and the 2023 Q4 Galligan Subscription Agreement (as defined below).

As of September 30, 2024 and December 31, 2023, the Company had 11,211,595 shares and 8,674,029 shares of common stock issued and outstanding, respectively.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% 290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of September 30, 2024, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As September 30, 2024, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of September 30, 2024, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 289,398 stock options. As of September 30, 2024, an aggregate total of 405,602 options can still be granted under the plan.

During the nine months ended September 30, 2024, the Company approved the grant of 221,349 stock options to two directors valued at $104,396. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the nine months ended September 30, 2024:

2024
Risk-free interest rate	3.58%-4.33%
Expected term (years)	5.00
Expected volatility	149.49%-157.77%
Expected dividends	0.00

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2023	891,443	$7.41	3.0	$-
Expired	(19,167)	6.92
Grants	221,349	0.52	4.8	-
Outstanding at September 30, 2024	1,093,625	$6.02	2.8	$-
Exercisable at September 30, 2024	1,093,625	$6.02	2.8	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.32 as of September 30, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2024:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	614,151	3.0	614,151	3.0
2.51-5.00	54,474	1.2	54,474	1.2
5.01 and up	425,000	2.8	425,000	2.8
	1,093,625	2.8	1,093,625	2.8

The stock-based compensation expense related to option grants were $29,261 and $16,205 during the three months ended September 30, 2024 and 2023, respectively. The stock-based compensation expense related to option grants were $108,191 and $48,232 during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, no stock-based compensation related to options remains unamortized.

Warrants

During the nine months ended September 30, 2024, the Company issued one promissory note to a third parties and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. The exercise price was $2.00. The expiration date was 4 years from the date of issuance. The fair value of the warrant was $83,552. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. On August 23, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the second amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the second amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share.

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2024:

Risk-free interest rate	4.38%
Expected term (years)	4.00
Expected volatility	157.11%
Expected dividends	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$2.83	1,765,856	2.0	$2.83	1,765,856	2.0
$2.83	1,765,856	2.0	$2.83	1,765,856	2.0

The following table summarizes the warrant activity for the nine months ended September 30, 2024:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at December 31, 2023	1,565,856	$3.31
Grants	200,000	1.00
Outstanding at September 30, 2024	1,765,856	$2.83
Exercisable at September 30, 2024	1,765,856	$2.83

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

As of September 30, 2024 and December 31, 2023, the Company’s related party payable was $1,292,381 and $1,683,453, which comprised of compensation payable and interest payable to directors.

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

The Company’s revenues earned from sale of products and services for the nine months ended September 30, 2024 included 89% from six customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the nine months ended September 30, 2023 included 74% from two customers of the Company’s total revenues.

At September 30, 2024, the Company has no accounts receivable. At December 31, 2023, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $740.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through September 30, 2024.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(106,233)	$244
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(25,708)	$85

Net loss attributable to the non-controlling interest for the three months ended September 30, 2023:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(2,397)	$(1,395)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(580)	$(488)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(175,033)	$(1,720)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(42,358)	$(602)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2023:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(5,692)	$(4,945)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(1,378)	$(1,730)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2024:

Balance, December 31, 2023	$(128,834)
Net loss attributable to the non-controlling interest	(42,960)
Balance, September 30, 2024	(171,794)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2023:

Balance, December 31, 2022	$(125,257)
Net loss attributable to the non-controlling interest	(3,108)
Balance, September 30, 2023	(128,365)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of September 30, 2024 and December 31, 2023. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of September 30, 2024 and December 31, 2023, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of September 30, 2024 and December 31, 2023, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of September 30, 2024, the Public Offering has not yet been abandoned by the Company.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of September 30, 2024, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of September 30, 2024 is $503,089.

Agreements

As of May 14, 2021, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a remuneration amount of $10,000-$12,500 per month and has earned 1% of the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals as of May 7, 2021 based on FDA clearance of Company’s IND application; consulting agreement terminated in April 2021 (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; (iii) two consultants shall receive common stock equivalent to $3,750 on the last day of each month; and (iv) one consultant shall receive a remuneration amount of $3,500 per month.

As of September 30, 2024, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

The Company initiated litigation in 2019 based on a claim that Pellecome, LLC and Dr. Orbeck utilized the Company’s confidential information to advance their own weight loss product.

The Company dismissed this litigation without prejudice in July 2021.

On March 30, 2022, the court entered judgment in favor of Pellecome, LLC as an individual defendant whereby the Company was ordered to pay Pellecome, LLC total costs and attorneys’ fees of $235,886. Pursuant to the judgment, this amount is accruing interest at the rate of ten percent (10%) per annum from October 6, 2021 (the date of the original award of attorneys’ fees by the court which was followed by a number of filings by each party through February 2022).

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $79,492. As of September 30, 2024 The Company has accrued $323,184 as a loss contingency for this matter.

On January 5, 2024 the Company’s board of directors appointed Lou Lucido as Interim President through January 31, 2024, and transitioned to President on February 1, 2024. Mr. Lucido will remain a member of the Board of Directors, with an annual compensation of $200,000 to be paid in equity.

NOTE 19 - SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company issued an aggregate of 94,583 shares of its common stock for the Company’s President stock compensation and consulting services valued at $28,375.

On October 7, 2024, the Company entered into a promissory note amendment agreement. In accordance with the agreement, the debt holder agreed to modify the amortization of payment terms and in exchange for the modification the Company issued an aggregate of 37,500 shares of common stock to the debt holder valued at $11,250.

On October 14, 2024, the Company entered into three stock grant award agreements with the Company’s Controller and issued an aggregate of 150,000 shares of its common stock valued at $49,500.

On October 14, 2024, the Company entered into two promissory note amendment agreements. In accordance with the agreements, the debt holder agreed to modify the amortization and the payment terms and in exchange for the modification the Company issued an aggregate of 150,000 shares of common stock to the debt holder valued at $49,500.

On October 14, 2024, the Company entered into an Exchange Agreement with its President and Member of the Board of Directors, Mr. Louis Lucido. Pursuant to the agreement, Mr. Lucido agreed to exchange the aggregate of $387,600 of director's fees and loans to the Company’s subsidiary for 1,105,218 shares of common stock.

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

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the “FDA”) approval on BICX102. BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health (“NIH”) in support of BICX102/BICX104 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse (“NIDA”) to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102/BICX104. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. BICX102 is an implantable pellet of naltrexone that was the original product candidate and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse for BICX104. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.

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

Grant receivables were $314,170 and $76,266 as of September 30, 2024 and December 31, 2023, respectively. Deferred revenues related to the grant were $0 as of September 30, 2024 and December 31, 2023. $572,777 and $300,985 were recorded as grant income during the three months ended September 30, 2024 and 2023, respectively. $1,204,407 and $790,140 were recorded as grant income during the nine months ended September 30, 2024 and 2023, respectively.

Recent Developments

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. The balance outstanding as of September 30, 2024 and December 31, 2023 was $50,000. The interest expense during the three months ended September 30, 2024 and 2023 was $2,521 and $1,576, respectively. The interest expense during the nine months ended September 30, 2024 and 2023 was $7,250 and $4,264, respectively. The Company made an interest payment of $1,563 and $3,125, respectively, during the nine months ended September 30, 2024 and 2023. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. During the three months ended September 30, 2024 and 2023, the Company amortized $0 and $1,513 of debt discount as interest expense, respectively. During the nine months ended September 30, 2024 and 2023, the Company amortized $395 and $4,093 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. The balance outstanding as of September 30, 2024 and December 31, 2023 was $150,000. The interest expense during the three months ended September 30, 2024 and 2023 was $3,715 and $822, respectively. The interest expense during the nine months ended September 30, 2024 was $9,699 and $822, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. During the three months ended September 30, 2024 and 2023, the Company amortized $21,529 and $8,155 of debt discount as interest expense, respectively. During the nine months ended September 30, 2024, the Company amortized $80,896 and $8,155 of debt discount as interest expense, respectively.

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

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $52,664 was recognized during the three and nine months ended September 30, 2024. The balance outstanding as of September 30, 2024 and December 31, 2023 was $220,000. The interest expense during the three months ended September 30, 2024 was $4,388. The interest expense during the nine months ended September 30, 2024 was $15,141. During the three months ended September 30, 2024, the Company amortized $12,975 of debt discount as interest expense. During the nine months ended September 30, 2024, the Company amortized $134,991 of debt discount as interest expense.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $13,665 was recognized during the three and nine months ended September 30, 2024. The balance outstanding as of September 30, 2024 and December 31, 2023 was $220,000. The interest expense during the three months ended September 30, 2024 was $7,715. The interest expense during the nine months ended September 30, 2024 was $16,491. During the three months ended September 30, 2024, the Company amortized $45,894 of debt discount as interest expense. During the nine months ended September 30, 2024, the Company amortized $152,920 of debt discount as interest expense.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The balance outstanding as of September 30, 2024 was $220,000. The interest expense during the three months ended September 30, 2024 was $4,340. The interest expense during the nine months ended September 30, 2024 was $17,600. During the three months ended September 30, 2024, the Company amortized $17,458 of debt discount as interest expense. During the nine months ended September 30, 2024, the Company amortized $73,284 of debt discount as interest expense.

As of September 30, 2024 and December 31, 2023, the Company owed $284,772 and $136,273 advances to Lourdes Felix.

On March 29, 2024, Harsha Murthy submitted his letter of resignation from his position as a member of the Board effective, April 2, 2024.

Since September 2022, the Company had received an aggregate of $296,426 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the three months ended September 30, 2024 was $0. The interest expense during the nine months ended September 30, 2024 was $3,781. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended September 30, 2024, the Company amortized $0 of debt discount as interest expense. During the nine months ended September 30, 2024, the Company amortized $77,295 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $446,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. As of September 30, 2024 and December 31, 2023, the outstanding balance of advances from Mr. Lucido and promissory notes issued to Mr. Lucido was $0 and $275,000, respectively.

On April 24, 2024, the Company entered into an Exchange Agreement (the “Lourdes 2024 Exchange Agreement”) with Lourdes Felix, the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to which Lourdes Felix agreed to exchange of the director fees of $265,000 into the Company’s 224,196 shares of common stock at $1.18 per share.

During the third quarter of 2024, the Company received an aggregate of $265,100 advances from Louis C Lucido.

On July 8, 2024, the Board of Directors of the Company dismissed Marcum LLP as the Company’s independent registered public accounting firm. On July 8, 2024, the Board of Directors approved the engagement of M&K CPAS, PLLC to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.

Results of Operations

Three months ended September 30, 2024 Compared with Three months ended September 30, 2023

	2024	2023
Revenues, net	$-	$10,145
Total operating expenses	(1,659,721)	(972,013)
Interest expense – related parties	(158,267)	(169,582)
Interest expense, net	(148,999)	(36,883)
Loss on settlement of debt	(123,563)	-
Grant income	572,777	300,985
Other miscellaneous income	4,763	-
Net loss	(1,513,010)	(867,348)
Non-controlling interest	25,623	1,068
Net loss attributable to BioCorRx Inc.	$(1,487,387)	$(866,280)

Revenues

Total net revenues for the three months ended September 30, 2024 were $0 compared with $10,145 for the three months ended September 30, 2023, reflecting a decrease of 100%. Sales/access fees for the three months ended September 30, 2024 and 2023 were $0 and $390, respectively, reflecting a decrease of $390. The primary reason for the decrease in 2024 is directly related to the decreased number of patients treated at licensed clinics. Distribution rights income for the three months ended September 30, 2024 and 2023 were $0 and $8,817, respectively, reflecting a decrease of $8,817. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the three months ended September 30, 2024 and 2023 were $0 and $938, respectively. The primary reason for the decrease in 2024 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2024 and 2023 were $1,659,721 and $972,013, respectively, reflecting an increase of $687,708.

The reasons for the increase in 2024 are primarily due to (i) an increase of $509,056 in stock based compensation from $81,330 for the three months ended September 30, 2023 to $590,386 for the three months ended September 30, 2024, (ii) an increase of $234,419 in accounting and legal fees from $72,355 for the three months ended September 30, 2023 to $306,774 for the three months ended September 30, 2024, and (iii) an increase of $173,176 in research and development expense from $286,962 for the three months ended September 30, 2023 to $460,138 for the three months ended September 30, 2024, partially offset by a decrease of $100,195 in payroll expense, from $196,510 for the three months ended September 30, 2023 to $96,316 for the three months ended September 30, 2024.

Interest Expense - Related Parties

Interest expense - related parties for the three months ended September 30, 2024 and 2023 were $158,267 and $169,582, respectively. The decrease is mainly due to the full amortization of debt discount upon the conversion of one promissory note into shares of common stock during 2024.

Interest Expense

Interest expense for the three months ended September 30, 2024 and 2023 were $148,999 and $36,883, respectively. The increase is mainly due to (i) the issuance of four note payables after September 30, 2023, (ii) the increased interest rates due to default on three note payables, and (iii) the accrued interest owed to Pellecome.

Loss on settlement of debt

Loss on settlement of debt for the three months ended September 30, 2024 and 2023 were $123,563 and $0, respectively. The increase is mainly due to the amendments to three promissory notes during 2024, which were treated as an extinguishment of the old debts and an issuance of the new debts.

Grant Income

During the three months ended September 30, 2024 and 2023, the Company recognized grant income of $572,777 as compared to $300,985 for the comparable period last year. The increase in grant income in 2024 was due to:

(i) on May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse UH3. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and organization as a whole.

(ii) on March 1, 2024 the Company’s subsidiary BioCorRx Pharmaceuticals Inc received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse U01 for the Methamphetamine Use Disorder Studies. The grant provides for $4,131,122 in funding during the first year subjects to terms and conditions specified in the grant, including satisfactory progress of project and availability of funds.

Other Miscellaneous Income

Other miscellaneous income for the three months ended September 30, 2024 and 2023 were $4,763 and $0, respectively.

Net Loss

For the three months ended September 30, 2024, the Company experienced a net loss of $1,513,010 compared with a net loss of $867,348 for the three months ended September 30, 2023. The increase in net loss is primarily due to the increased operating expense and interest expenses, net of increased grant income.

Nine months ended September 30, 2024 Compared with Nine months ended September 30, 2023

	2024	2023
Revenues, net	$7,665	$70,222
Total operating expenses	(4,005,430)	(3,035,306)
Interest expense – related parties	(548,644)	(501,787)
Interest expense, net	(648,726)	(90,412)
Loss on settlement of debt	(123,563)	(34,338)
Grant income	1,204,407	790,140
Other miscellaneous income	129,822	-
Net loss	(3,984,469)	(2,801,481)
Non-controlling interest	42,960	3,108
Net loss attributable to BioCorRx Inc.	$(3,941,509)	$(2,798,373)

Revenues

Total net revenues for the nine months ended September 30, 2024 were $7,665 compared with $70,222 for the nine months ended September 30, 2023, reflecting a decrease of 89%. Sales/access fees for the nine months ended September 30, 2024 and 2023 were $2,205 and $10,645, respectively, reflecting a decrease of $8,440. The primary reason for the decrease in 2024 is directly related to the decreased number of patients treated at licensed clinics. Project support income for the nine months ended September 30, 2024 and 2023 were $0 and $25,817, respectively, reflecting a decrease of $25,817. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The primary reason for the decrease in 2024 is directly related to the development of the new revenue stream during 2022 which ceased in January 2023. Distribution rights income for the nine months ended September 30, 2024 and 2023 were $4,045 and $26,164, respectively, reflecting a decrease of $22,119. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the nine months ended September 30, 2024 and 2023 were $1,415 and $7,596, respectively. The primary reason for the decrease in 2024 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2024 and 2023 were $4,005,430 and $3,035,306, respectively, reflecting an increase of $970,124.

The reasons for the increase in 2024 are primarily due to

(i) an increase of $651,609 in stock based compensation from $238,791 for the nine months ended September 30, 2023 to $890,400 for the nine months ended September 30, 2024, (ii) an increase of $528,110 in accounting and legal fees from $385,813 for the nine months ended September 30, 2023 to $913,922 for the nine months ended September 30, 2024, and (iii) an increase of $447,566 in research and development expense from $762,768 for the nine months ended September 30, 2023 to $1,210,334 for the nine months ended September 30, 2024, partially offset by (i) a decrease of $290,271 in payroll expense, from $603,136 for the nine months ended September 30, 2023 to $312,864 for the nine months ended September 30, 2024, (ii) a decrease of $101,369 in consulting expense, from $498,535 for the nine months ended September 30, 2023 to $397,166 for nine months ended September 30, 2024, (iii) a decrease of $58,557 in advertising expenses from $88,633 for the nine months ended September 30, 2023 to $30,076 for the nine months ended September 30, 2024, (iv) a decrease of $47,980 in impairment of intellectual property from $47,980 for the nine months ended September 30, 2023 to $0 for the nine months ended September 30, 2024, and (v) a decrease of $46,254 in rent expenses from $107,326 for the nine months ended September 30, 2023 to $61,072 for the nine months ended September 30, 2024.

Interest Expense - Related Parties

Interest expense - related parties for the nine months ended September 30, 2024 and 2023 were $548,644 and $501,787, respectively. The increase is mainly due to the fully amortization of debt discount upon the conversion of one promissory note into shares of common stock during 2024.

Interest Expense

Interest expense for the nine months ended September 30, 2024 and 2023 were $648,726 and $90,412, respectively. The increase is mainly due to (i) the issuance of four note payables after September 30, 2023, (ii) the increased interest rates due to default on three note payables, and (iii) the accrued interest owed to Pellecome.

Loss on settlement of debt

Loss on settlement of debt for the nine months ended September 30, 2024 and 2023 were $123,563 and $34,338, respectively. The increase is mainly due to the amendments to three promissory notes during 2024, which were treated as an extinguishment of the old debts and an issuance of the new debts.

Grant Income

During the nine months ended September 30, 2024 and 2023, the Company recognized grant income of $1,204,407 as compared to $790,140 for the comparable period last year. The increase in grant income in 2024 was due to:

(i) On May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse UH3. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and the organization as a whole.

(ii) on March 1, 2024 the Company’s subsidiary BioCorRx Pharmaceuticals Inc received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse U01 for the Methamphetamine Use Disorder Studies. The grant provides for $4,131,122 in funding during the first year subjects to terms and conditions specified in the grant, including satisfactory progress of project and availability of funds.

Other Miscellaneous Income

Other miscellaneous income for the nine months ended September 30, 2024 and 2023 were $129,822 and $0, respectively. The increase was mainly due to Grant pass-through expenses.

Net Loss

For the nine months ended September 30, 2024, the Company experienced a net loss of $3,984,469 compared with a net loss of $2,801,481 for the nine months ended September 30, 2023. The increase in net loss is primarily due to the increased operating expense and interest expenses, net of increased grant income.

Liquidity and Capital Resources

As of September 30, 2024, the Company had cash of $90. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2024	2023
Net cash used in operating activities	$(849,084)	$(1,319,446)
Net cash provided by financing activities	783,952	1,407,240
Net (decrease) increase in cash	(65,132)	87,794
Cash, beginning of period	65,222	68,615
Cash, end of period	$90	$156,409

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the nine months ended September 30, 2024 and 2023, the Company received $0 and $900,000, respectively, proceeds from common stock subscription agreements.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $849,084 for the nine months ended September 30, 2024 compared to $1,319,446 used in operating activities for the nine months ended September 30, 2023. The decrease was primarily due to an increase in operating liabilities of $915,441 and non-cash adjustments of $1,125,352, net an increase in net loss of $1,182,988 and an increase in operating assets of $387,443.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $623,288, from $1,407,240 provided by financing activities for the nine months ended September 30, 2023 to $783,952 cash provided by financing activities for the nine months ended September 30, 2024.

During the nine months ended September 30, 2023, the Company entered into three subscription agreements pursuant to which the Company issued an aggregate of 517,001 shares of common stock for gross proceeds of $900,000.

During the nine months ended September 30, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000.

During the nine months ended September 30, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024. During the nine months ended September 30, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024.

During the nine months ended September 30, 2024, the Company received $157,500 advances from Lourdes Felix, and $436,525 advances from Mr. Lucido. During the nine months ended September 30, 2024, the Company repaid $9,000 to Lourdes Felix.

During the nine months ended September 30, 2023, the Company received $143,273 advances from Lourdes Felix, and $200,000 advances from Mr. Lucido. During the nine months ended September 30, 2023, the Company repaid $35,000 to Lourdes Felix.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2024, the Company had a working capital deficit of $(7,871,228), and an accumulated deficit of $82,044,527. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls. As of September 30, 2024, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(1)

The Company initiated litigation in 2019 based on a claim that Pellecome, LLC and Dr. Kenneth Orbeck utilized the Company’s confidential information to advance their own weight loss product.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $79,492. As of September 30, 2024, the Company has accrued $323,184 as a loss contingency for this matter.

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

During the nine months ended September 30, 2024, the Company issued an aggregate of 1,639,519 shares of its common stock for services rendered (1,278,521 of these shares were issued in the three months ended September 30, 2024) valued at $825,530 based on the underlying market value of the common stock at the date of issuance, among which 200,043 shares valued at $110,154 were issued to the board of directors for board compensation.

During the nine months ended September 30, 2024, the Company issued an aggregate of 180,000 shares as consideration to the holders of promissory notes (150,000 of these shares were issued in the three months ended September 30, 2024) entering into the amended agreements to the promissory notes (see Note 9). The 180,000 shares of common stock were valued at an aggregate value of $95,350.

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

BIOCORRX INC.

Date: November 14, 2024	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

