Form 10-K
period 2024-12-31
BioCorRx Inc.
filed 2025-03-31
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2024 was $2,716,686 based on the closing price of $0.49 per share of common stock of BioCorRx, Inc. as quoted on the OTCQB Marketplace on that date.

As of March 31, 2025, there were 16,099,432 shares of registrant’s common stock outstanding.

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

On March 1, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from NIDA. The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder (MUD). The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

Grant receivables were $0 and $76,266 as of December 31, 2024 and 2023, respectively. Deferred revenues related to the grant were $56,590 and $0 as of December 31, 2024 and 2023, respectively. $1,473,276 and $932,996 were recorded as grant income during the year ended December 31, 2024 and 2023, respectively.

Government Regulation and Approvals

FDA approval is required for BICX104.

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2024. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2024 and 2023, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, currently a holder of approximately 15% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek. As of December 31, 2024 and 2023, there are no payments due.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of December 31, 2024, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of December 31, 2024 was $503,089.

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

On March 4, 2025, the Company, the Company’s subsidiary BioCorRx Pharmaceuticals, Inc., a majority owned subsidiary of the Company, and USWM, LLC (the “Seller”) entered into an Asset Purchase Agreement (the “APA”). The Seller does business as US WorldMeds.

Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, an FDA approved prescription medication for opioid withdrawal. The upfront purchase price was $400,000 to be paid via Seller’s retention, until such amounts equal $400,000 of fifty percent (50%) of the Net Sales (as defined in the APA) of Lucemyra and fifty percent (50%) of the Net Distributable Profits of the generic version of Lucemyra.

As a condition to the closing of the APA, the Company and the Seller entered into a Securities Purchase Agreement (the “SPA”) whereby the Company, as part of the consideration paid to the Seller for the purchase of the assets, agreed to issue five hundred thousand (500,000) shares of the Company’s Common Stock and to issue a warrant to the Seller for the purchase of five hundred thousand (500,000) shares of Common Stock, which is exercisable for two years and has an exercise price of $1.00 per share.

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

We have incurred significant losses since our inception and have not demonstrated an ability to generate sufficient revenues from the sales of our products and services to achieve profitable operations. For the year ended December 31, 2024, the Company had a loss from operations of $5,122,505 and negative cash flows from operations of $1,096,254. Our audited consolidated financial statements for the year ended December 31, 2024 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2024.

The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. Management has developed a plan to continue operations, develop its products, and acquire technologies and assets. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. There can be no assurance that profitable operations could ever be achieved, or if achieved, could be sustained on a continuing basis.

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

During the year ended December 31, 2024, we recorded a net loss applicable to common shareholders of $5,106,124, or ($0.49) per share, as compared with $3,766,913, or ($0.45) per share, of the corresponding year in 2023. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

On March 1, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from NIDA. The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder (MUD). The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

As of March 31, 2025, approximately 12 licensed providers have agreed to offer the BioCorRx® Recovery Program and approximately 8 providers have agreed to offer the UnCraveRx® Weight Loss Management Program. If more licensed providers do not agree to offer the programs to their patients, the programs may not achieve market acceptance and we may not become profitable. Delayed adoption of our program by licensed providers could lead to a delayed adoption by patients. Licensed providers may not agree to offer the programs to their patients until certain conditions have been satisfied including, among others:

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

Our two officers (whom also serve as directors) and five non-employee directors currently own approximately66.50% of our outstanding voting equity and has significant control over shareholder matters, such as election of directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’s minority shareholders will have little or no control over its affairs.

The Unavailability, Reduction or Elimination of Government Incentives Could Have a Material Adverse Effect on Our Business, Financial Condition, Operating Results and Prospects.

During the year ended December 31, 2024, the Company recognized grant income of $1,473,276 as compared to $932,996  for the comparable year last year. We feel grant income may potentially be a significant portion of our other income in fiscal year 2025 based on: On March 1, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder (MUD). The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

Our cybersecurity risk management methodology includes:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;

•

individuals, including employees and external third-party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•	a third-party risk management process for service providers, suppliers, and vendors.

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

Item 2 - Properties.

We do not own any real estate or other physical properties material to our operations. Our executive offices are located at 2390 East Orangewood Avenue, Suite 570, Anaheim, California 92806, and our telephone number is (714) 462-4880. We lease this property. On April 9, 2024, we and our landlord agreed that we would move to a larger space within the building that currently houses its principal executive offices. We extended the term of our lease for an additional 60 months beginning approximately May 1, 2024 (upon the landlord’s completion of the work on the new space). The extended term expires on April 30, 2029. The extended lease has payments of $4,545 per month.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $87,639. As of December 31, 2024, the Company has accrued $323,184 as a loss contingency for this matter.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTC Bulletin Board on August 30, 2010. Our common stock now trades on the OTCQB marketplace owned by OTC Markets Group Inc.

As of March 31, 2025, 16,099,432 shares of our common stock were issued and outstanding.

Holders

As of March 31, 2025, there were approximately 160 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2024, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

The shares of common stock listed below were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

During the year ended December 31, 2024, the Company issued an aggregate of 2,132,987 shares of its common stock for services rendered valued at $989,655 based on the underlying market value of the common stock at the date of issuance, among which 265,833 shares valued at $135,154 were issued to the board of directors for board compensation.

During the year ended December 31, 2024, the Company issued an aggregate of 505,000 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 9). The 505,000 shares of common stock were valued at an aggregate value of $201,475. The Company also issued 24,000 shares as additional consideration for the issuance of one promissory note (see Note 9).  The 24,000 shares of common stock were valued at a value of $11,867.

During the year ended December 31, 2024, the Company issued 460,477 shares of its common stock at $1.18 per share in connection with conversion of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000. During the year ended December 31, 2024, the Company also issued 224,196 shares of its common stock at $1.18 per share in connection with conversion of director fees of $265,000. During the year ended December 31, 2024, the Company also issued 1,105,218 shares of its common stock at $0.35 per share in connection with conversion of the advances from one related party of $357,600 and director fees of $30,000. During the year ended December 31, 2024, the Company also issued 164,068 shares of its common stock at $0.32 per share in connection with conversion of accounts payable of $52,600.

During the year ended December 31, 2024, the Company issued 9,374 shares of its common stock in connection with the 2023 Q4 Lucido Subscription Agreement (as defined below) and the 2023 Q4 Galligan Subscription Agreement (as defined below).

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

Grant receivables were $0 and $76,266 as of December 31, 2024 and 2023, respectively. Deferred revenues related to the grant were $56,590 and $0 as of December 31, 2024 and 2023, respectively. $1,473,276 and $932,996 were recorded as grant income during the year ended December 31, 2024 and 2023, respectively.

Recent Developments

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of December 31, 2024 and 2023 was $61,250 and $50,000, respectively. The interest expense during the year ended December 31, 2024 and 2023 was $6,661 and $5,839, respectively. The Company made an interest payment of $1,563 and $4,688, respectively, during the year ended December 31, 2024 and 2023. During the year ended December 31, 2024 and 2023, the Company amortized $5,787 and $5,605 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. The balance outstanding as of December 31, 2024 and 2023 was $177,000 and $150,000, respectively. The interest expense during the year ended December 31, 2024 and 2023 was $8,153 and $3,847, respectively. During the year ended December 31, 2024 and 2023, the Company amortized $99,185 and $38,164 of debt discount as interest expense, respectively.

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

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized during the year ended December 31, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized during year ended December 31, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. The balance outstanding as of December 31, 2024 and 2023 was $275,000 and $220,000, respectively. The interest expense during the year ended December 31, 2024 and 2023 was $15,141 and 2,459, respectively. During the year ended December 31, 2024 and 2023, the Company amortized $162,060 and $31,000 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized during the year ended December 31, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized during the year ended December 31, 2024. The balance outstanding as of December 31, 2024 and 2023 was $275,000 and $220,000, respectively. The interest expense during the year ended December 31, 2024 and 2023 was $16,491 and $1,109, respectively. During the year ended December 31, 2024 and 2023, the Company amortized $174,173 and $12,546 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized during the year ended December 31, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized during the year ended December 31, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. The balance outstanding as of December 31, 2024 was $275,000. The interest expense during the year ended December 31, 2024 was $17,600. During the year ended December 31, 2024, the Company amortized $103,007 of debt discount as interest expense.

As of December 31, 2024 and 2023, the Company owed $302,749 and $136,273 advances to Lourdes Felix, respectively.

On March 29, 2024, Harsha Murthy submitted his letter of resignation from his position as a member of the Board effective, April 2, 2024.

Since September 2022, the Company had received an aggregate of $879,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the year ended December 31, 2024 and 2023 was $3,781 and $4,077, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2024 and 2023, the Company amortized $77,295 and $39,770 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share. As of December 31, 2024 and 2023, the outstanding balance of advances from Mr. Lucido was $225,000 and $125,000, respectively. As of December 31, 2024 and 2023, the outstanding balance of promissory notes issued to Mr. Lucido was $0 and $150,000, respectively.

On April 24, 2024, the Company entered into an Exchange Agreement (the “Lourdes 2024 Exchange Agreement”) with Lourdes Felix, the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to which Lourdes Felix agreed to exchange of the director fees of $265,000 into the Company’s 224,196 shares of common stock at $1.18 per share.

On October 31, 2024, the Company entered into an Exchange Agreement (the “Thomas 2024 Exchange Agreement”) with Thomas Welch, pursuant to which Thomas Welch agreed to exchange of outstanding consulting fees of $52,600 into the Company’s 164,068 shares of common stock at $0.32 per share.

Results of Operations

Year ended December 31, 2024 Compared with Year ended December 31, 2023

	2024	2023
Revenues, net	$7,665	$89,160
Total operating expenses	(5,130,170)	(3,876,956)
Interest expense – related parties	(750,773)	(692,586)
Interest expense, net	(776,780)	(194,041)
Loss on settlement of debt	(164,602)	(34,338)
Grant income	1,473,276	932,996
Other miscellaneous income	129,282	5,275
Net loss	(5,212,102)	(3,770,490)
Non-controlling interest	105,978	3,577
Net loss attributable to BioCorRx Inc.	$(5,106,124)	$(3,766,913)

Revenues

Total net revenues for the year ended December 31, 2024 were $7,665 compared with $89,160 for the year ended December 31, 2023, reflecting a decrease of 91%. Sales/access fees for the year ended December 31, 2024 and 2023 were $2,205 and $20,852, respectively, reflecting a decrease of $18,647. The primary reason for the decrease in 2024 is directly related to the decreased number of patients treated at licensed clinics. Project support income for the year ended December 31, 2024 and 2023 were $0 and $25,817, respectively, reflecting a decrease of $25,817. The project support income is generated from administrative support to Biotechnology research customers, which is recognized upon the transfer of promised goods to customers. The primary reason for the decrease in 2024 is directly related to the development of the new revenue stream during 2022 which ceased in January 2023. Distribution rights income for the year ended December 31, 2024 and 2023 were $4,045 and $33,256, respectively, reflecting a decrease of $29,211. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the year ended December 31, 2024 and 2023 were $1,415 and $9,235, respectively. The primary reason for the decrease in 2024 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2024 and 2023 were $5,130,170 and $3,876,956, respectively, reflecting an increase of $1,253,214.

The reasons for the increase in 2024 are primarily due to:

(i) an increase of $855,558 in stock based compensation from $320,375 for the year ended December 31, 2023 to $1,175,933 for the year ended December 31, 2024, (ii) an increase of $674,478 in accounting and legal fees from $522,001 for the year ended December 31, 2023 to $1,196,479 for the year ended December 31, 2024, and (iii) an increase of $591,814 in research and development expense from $891,063 for the year ended December 31, 2023 to $1,482,877 for the year ended December 31, 2024, partially offset by (i) a decrease of $386,026 in payroll expense, from $792,334 for the year ended December 31, 2023 to $406,308 for the year ended December 31, 2024, (ii) a decrease of $115,938 in consulting expense, from $631,247 for the year ended December 31, 2023 to $515,309 for year ended December 31, 2024, (iii) a decrease of $79,664 in advertising expenses from $113,170 for the year ended December 31, 2023 to $33,506 for the year ended December 31, 2024, and (iv) a decrease of $64,224 in rent expenses from $138,932 for the year ended December 31, 2023 to $74,708 for the year ended December 31, 2024.

Interest Expense - Related Parties

Interest expense - related parties for the year ended December 31, 2024 and 2023 were $750,773 and $692,586, respectively. The increase are mainly due to (i) the fully amortization of debt discount upon the conversion of one promissory note into shares of common stock during 2024, and (ii) the imputed interest expense recognized for related party advances.

Interest Expense

Interest expense for the year ended December 31, 2024 and 2023 were $776,780 and $194,041, respectively. The increase is mainly due to (i) the issuance of new promissory notes, (ii) the increased amortization of debt discount due to amendments to promissory notes, and (iii) the accrued interest owed to Pellecome.

Loss on Settlement of Debt

Loss on settlement of debt for the year ended December 31, 2024 and 2023 were $164,602 and $34,338, respectively.

The increase is mainly due to the amendments to promissory notes during 2024, which were treated as an extinguishment of the old debts and an issuance of the new debts.

Grant Income

During the year ended December 31, 2024, the Company recognized grant income of $1,473,276 as compared to $932,996 for the comparable period last year. The increase in grant income in 2024 was due to:

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

Other Miscellaneous Income

Other miscellaneous income for the year ended December 31, 2024 and 2023 were $129,282 and $5,275, respectively. The increase was mainly due to Grant pass-through expenses.

Net Loss

For the year ended December 31, 2024, the Company experienced a net loss of $5,212,102 compared with a net loss of $3,770,490 for the year ended December 31, 2023. The increase in net loss is primarily due to the increased operating expense and interest expenses, net of increased grant income.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash of $88,033. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2024	2023
Net cash used in operating activities	$(1,096,254)	$(1,853,282)
Net cash provided by financing activities	1,119,065	1,849,889
Net increase (decrease) in cash	22,811	(3,393)
Cash, beginning of year	65,222	68,615
Cash, end of year	$88,033	$65,222

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the year ended December 31, 2024 and 2023, the Company received $0 and $915,000, respectively, proceeds from common stock subscription agreements.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,096,254 for the year ended December 31, 2024 compared to $1,853,282 used in operating activities for the year ended December 31, 2023. The decrease was primarily due to an increase in operating liabilities of $840,740 and non-cash adjustments of $1,389,780, net an increase in net loss of $1,441,612 and an increase in operating assets of $31,880.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $730,824, from $1,849,889 provided by financing activities for the year ended December 31, 2023 to $1,119,065 cash provided by financing activities for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000.

During the year ended December 31, 2023, (i) the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024; (ii) the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024; (iii) the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000; and (iv) the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000.

During the year ended December 31, 2024, the Company received $177,477 advances from Lourdes Felix, and $754,025 advances from Mr. Lucido. During the year ended December 31, 2024, the Company repaid $11,000 to Lourdes Felix.

During the year ended December 31, 2023, the Company received $171,273 advances from Lourdes Felix, and $200,000 advances from Mr. Lucido. During the year ended December 31, 2023, the Company repaid $35,000 to Lourdes Felix.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2024, the Company had a working capital deficit of $(8,089,619), and an accumulated deficit of $83,209,142. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2024.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During an evaluation of disclosure controls and procedures as of December 31, 2024, conducted as part of our annual audit and preparation of our annual financial statements, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective due to the reasons: (i) policies and procedures which are not yet adequately documented. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weakness in our internal control over the financial reporting process.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information.

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10 - Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 31, 2025 are set forth below:

Name	Age	Positions
Lourdes Felix, Chief Executive Officer since November 9, 2020 and Chief Financial Officer since October 1, 2012;	57	Chief Executive Officer, Chief Financial Officer and Director
Kent Emry, Director	57	Director
Luisa Ingargiola	57	Director
Louis Lucido	76	Director, Interim President from January 5, 2024 to January 31, 2024, President effective on February 1, 2024
Joseph J. Galligan	65	Director

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

On January 5, 2024, in light of the Granier Resignation (as defined below), the Board appointed Mr. Lucido as Interim President of the Company, effective immediately through January 31, 2024, and transitioning to President on February 1, 2024. Mr. Lucido remains a member of the Board.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2024 were made on a timely basis other than with respect to: (i) 3 late Form 4s on behalf of Louis Lucido reporting the issuances of shares of Common Stock; (ii) two late Form 4s on behalf of Lourdes Felix reporting the issuances of shares of Common Stock; (iii) one late Form 4 on behalf of Harsha Murthy reporting the issuances of shares of Common Stock; (iv) one late Form 4 on behalf of Brady Granier reporting the issuances of shares of Common Stock; (v) one late Form 4 on behalf of Joseph Galligan reporting the issuances of shares of Common Stock; and (vi) one late Form 4 on behalf of Luisa Ingargiola reporting the issuances of shares of Common Stock.

Code of Ethics

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 2390 East Orangewood Avenue, Suite 570, Anaheim, CA 92806.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Board Composition, Committees, and Independence

Our board of directors currently consists of five (5) members. Our board of directors has determined that Luisa Ingargiola, Joseph Galligan, and Kent Emry qualify as independent directors. As we do not have any board committees, the board as a whole carries out the functions of audit, nominating, and compensation committees.

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

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (“Principal Executive Officer”) and our two most highly compensated executive officer other than the Principal Executive Officer during fiscal years 2024 and 2023 (collectively, “Named Executive Officers”).

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation ($)	All other compensation ($)(1)	Total ($)

(1) Brady Granier, President (resigned on January 31, 2024) and Director (resigned on March 31, 2024)	2024	17,917	0	0	13,668	0	0	5,000	36,585
	2023	215,000	0	0	54,466	0	0	60,000	329,466

(2) Lourdes Felix, CEO, CFO and Director	2024	199,846	0	290,000	0	0	0	60,000	549,846
	2023	190,000	0	15,000	0	0	0	60,000	265,000

Thomas Welch, Executive Vice President (resigned on December 15, 2023)	2024	0	0	0	0	0	0	0	0
Thomas Welch, Executive Vice President (resigned on December 15, 2023)	2023	165,000	0	0	0	0	0	0	165,000

__________________

(1)	Director of the Company receives a quarterly cash stipend of $15,000 in compensation for their services.
(2)

Director of the Company receives a quarterly cash stipend of $15,000 and a quarterly number of shares of the Company’s common stock equivalent to $5,000 in compensation for their services. The 2023 fourth quarter shares equivalent to $5,000 were issued subsequent to December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2024.

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	224,000	1.5	224,000	1.5
2.51-5.00	35,000	0.6	35,000	0.6
5.01 and up	180,000	3.4	180,000	3.4
	439,000	2.2	439,000	2.2

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On June 13, 2018, the Company entered into an Executive Service Agreement (each an “Executive Agreement” and together, the “Executive Agreements”) with each of the Company’s Executive Officers, Mr. Brady Granier and Ms. Lourdes Felix (each an “Executive Officer” and together, the “Executive Officers”). As of December 31, 2019, the annual salary of Mr. Brady Granier remained $190,000 and Ms. Lourdes Felix remained at $175,000. As of December 31, 2020, the annual salary of Mr. Brady Granier is $215,000 and for Ms. Lourdes Felix is $190,000. Mr. Brady Granier also receives 16,698 stock options valued at $13,668 and 44,313 stock options valued at $54,466 during the year ended December 31, 2024 and 2023. On December 29, 2023, Brady Granier submitted his letter of resignation as President of BioCorRx Inc. and Chief Executive Officer of BioCorRx Pharmaceuticals, a subsidiary of the Company, effective January 31, 2024. On March 29, 2024, Mr. Granier submitted his letter of resignation from his position as a member of the Board, effective March 31, 2024.

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

Name	Fiscal Year	Stock Awards ($)(1)	Option Awards ($)	All other compensation ($)	Total ($)

Kent Emry, Director since March 1, 2019	2024	25,000	0	60,000	85,000
	2023	15,000	0	60,000	75,000

Louis C. Lucido, Director since March 1, 2019	2024	25,000	0	60,000	85,000
	2023	15,000	0	60,000	75,000

Luisa Ingargiola, Director since March 1, 2019	2024	25,000	0	60,000	85,000
	2023	15,000	0	60,000	75,000

Joseph J. Galligan since February 16, 2021	2024	25,000	0	15,680	40,680
	2023	15,000	0	106,500	121,500

Harsha Murthy, Director since January 20, 2023	2024	10,154	0	15,333	25,487
	2023	13,949	0	56,846	70,795

(1)	The 2023 fourth quarter shares equivalent to $5,000 were issued subsequent to December 31, 2023.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of March 31, 2025, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 570, Anaheim, California 92806.

Name and Address of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Five Percent Stockholders:

BICX Holding Company, LLC (4)	2,227,575	(5)	13.97%	-	-			2,227,575	*

Named Executive Officers and Directors
Brady Granier				10,000		40,000
	459,045	(6)	2.81%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,091,977	21.66%

Lourdes Felix				10,000		40,000
	1,110,593	(7)	6.85%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,843,599	21.84%

Kent Emry				10,000		40,000
	187,112	(8)	1.17%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,157,112	21.68%

Luisa Ingargiola	94,396	(10)	*	-		-		94,396	*

Louis Lucido	5,508,229	(11)	34.55%	-		-		5,508,229	1.32

Joseph Galligan	1,399,212	(12)	8.77%	-		-		1,349,972	*

Harsha Murthy	0			-		-		0

Total of Named Executive Officers and Directors				30,000		120,000
	8,758,587		54.15%	(30,000,000 votes)	37.5%	(280,000,000 votes)	75%	278,094,519	66.50%

*	less than 1%

(1)	Applicable percentage ownership is based on 15,944,680 shares of common stock outstanding as of March 17, 2025.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 405,944,680 shares of voting equity outstanding as March 17, 2025.
(4)

On or about January 1, 2021, Bryan Galligan, the son of our Board member, Joseph Galligan, became the Managing Member of BICX Holding Company, LLC. Joseph Galligan is a minority shareholder of this entity and does not have voting or investment control of the shares held by this entity.

(5)	This figure consists solely of shares of common stock held of record or in a brokerage account.

(6)

This figure consists of: (i) 91,977 shares of common stock held of record or in a brokerage account; (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 106,000 Stock Options to purchase 106,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026; (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028 and (v) 11,250 Stock Options to purchase 11,250 fully vested shares of our common stock at an exercise price of $4.01 per share granted on February 11, 2022 and expiring February 10, 2027 (vi) 4,224 Stock Options to purchase 4,224 fully vested shares of our common stock at an exercise price of $3.55 per share granted on March 31, 2022 and expiring March 30, 2027 (vii) 6,276 Stock Options to purchase 6,276 fully vested shares of our common stock at an exercise price of $2.39 per share granted on June 30, 2022 and expiring June 30, 2027 (viii) 7,350 Stock Options to purchase 7,350 fully vested shares of our common stock at an exercise price of $2.04 per share granted on September 30, 2022 and expiring September 30, 2027 (ix) 15,957 Stock Options to purchase 15,957 fully vested shares of our common stock at an exercise price of $.94 per share granted on December 31, 2022 and expiring December 31, 2027 (x) Stock Options to purchase 8,472 fully vested shares of our common stock at an exercise price of $1.77 per share granted on March 31, 2023 and expiring March 31, 2028  (xi) Stock Options to purchase 8,673 fully vested shares of our common stock at an exercise price of $1.73 per share granted on June 30, 2023 and expiring June 30, 2028  (xii)  Stock Options to purchase 8,574 fully vested shares of our common stock at an exercise price of $1.75 per share granted on September 30, 2023 and expiring September 30, 2028  (xiii) Stock Options to purchase 18,594 fully vested shares of our common stock at an exercise price of $0.81  per share granted on December 31, 2023 and expiring December 31, 2028 (xiv) Stock Options to purchase 16,698 fully vested shares of our common stock at an exercise price of $0.90 per share granted on March 31, 2025 and expiring March 31, 2029.

(7)

This figure consists of: (i) 843,599 shares of common stock held of record; and (ii) 50,000 Stock Options to purchase 50,000 fully vested shares of our common stock at an exercise price of $10.00 per share expiring on November 17, 2024; (iii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iv) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(8)

This figure consists of: (i) 157,112 shares of common stock held of record or in a brokerage account and (ii) 30,000 Stock Options to purchase 30,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(10)	This figure consists of 94,396 shares of common stock held of record or in a brokerage account.

(11)	This figure consists of 5,508,229 shares of common stock held of record or in a brokerage account.

(12)

This figure consists of: (i) 1,389,212 shares of common stock held of record; and (ii) 10,000 Stock Options to purchase 10,000 fully vested shares of our common stock at an exercise price of $7.49 per share expiring on January 21, 2026.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have three equity compensation plans. The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	35,000	4.50	145,879
Equity compensation plans not approved by security holders	1,337,520	4.14	418,599
Total	1,372,520	4.15	564,478

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

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Since January 1, 2023, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

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

As of December 31, 2024 and 2023, the Company owed $302,749 and $136,273 advances to Lourdes Felix, respectively.

Since September 2022, the Company had received an aggregate of $879,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the year ended December 31, 2024 and 2023 was $3,781 and $4,077, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2024 and 2023, the Company amortized $77,295 and $39,770 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share. As of December 31, 2024 and 2023, the outstanding balance of advances from Mr. Lucido was $225,000 and $125,000, respectively. As of December 31, 2024 and 2023, the outstanding balance of promissory notes issued to Mr. Lucido was $0 and $150,000, respectively.

On April 24, 2024, the Company entered into an Exchange Agreement (the “Lourdes 2024 Exchange Agreement”) with Lourdes Felix, the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to which Lourdes Felix agreed to exchange of the director fees of $265,000 into the Company’s 224,196 shares of common stock at $1.18 per share.

On October 31, 2024, the Company entered into an Exchange Agreement (the “Thomas 2024 Exchange Agreement”) with Thomas Welch, pursuant to which Thomas Welch agreed to exchange of outstanding consulting fees of $52,600 into the Company’s 164,068 shares of common stock at $0.32 per share.

Item 14 - Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2024 and 2023, including review of our interim financial statements were: (i) $99,901 paid to Marcum LLP and: (i) $135,450 paid to Marcum LLP, respectively.

Audit Related Fees. We incurred no fees to our independent registered public accounting firm for audit related fees during the fiscal year ended December 31, 2024 and 2023, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred no fees to our independent registered public accounting firm for tax and fees during the fiscal year ended December 31, 2024 and 2023.

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

3. Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed May 7, 2014.	8-K	3.2	07/06/2016
3.2	Certificate of Amendment to the Articles of Incorporation, filed July 5, 2016.	8-K	3.1	07/06/2016
3.3	Certificate of Amendment to Articles of Incorporation, dated May 10, 2018.	8-K	3.1	05/16/2018
3.4	Certificate of Amendment to Articles of Incorporation, filed January 16, 2019.	8-K	3.1	01/18/2019
3.5	Amended and Restated Bylaws, effective as of May 13, 2016.	8-K	3.2	05/20/2016
4.1	Certificate of Designation, filed July 1, 2014, as corrected July 7, 2014.	8-K	4.1	07/06/2016
4.2	Certificate of Designation, filed November 23, 2016.	8-K	4.1	11/30/2016
4.3	Description of securities registered under Section 12 of the Exchange Act of 1934	8-K	4.1	07/06/2016
4.4	Form of Warrant to purchase Common Stock, dated May 5, 2022	8-K	4.1	05/12/2022
4.5	Form of Warrant	8-K	4.1	03/11/2025
10.2	First Amendment to Senior Secured Convertible Note Purchase Agreement by and between the Company and BICX Holding Company LLC, dated March 3, 2017.	8-K	10.6	03/09/2017
10.3	Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note by and between the Company and BICX Holding Company LLC, dated June 29, 2017.	8-K	10.1	07/06/2017
10.4	Distributor Agreement with CereCare, LLC, dated December 8, 2017.	8-K	10.1	12/14/2017
10.5*	Form of BioCorRx Inc. 2018 Equity Incentive Plan.	8-K	10.1	05/21/2018
10.6*	Executive Management Bonus Plan effective June 13, 2018.	8-K	10.1	06/15/2018
10.7*	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 13, 2018.	8-K	10.3	06/15/2018
10.8*	Form of Director Agreement.	8-K	10.1	02/22/2019
10.9*	Form of Director Agreement.	8-K	10.1	03/07/2019
10.10	Royalty Agreement by and between BioCorRx Inc. and Alpine Creek Capital Partners LLC	8-K	10.1	12/17/2015
10.16	Inter-Company License Agreement by and between BioCorRx Inc. and BioCorRx Pharmaceuticals, Inc., effective September 2, 2021	10-K	10.15	03/31/2023
10.17*	BioCorRx Inc. 2022 Omnibus Securities and Incentive Plan	8-K	10.1	04/28/2022
10.20*	Form of Indemnification Agreement	8-K	10.2	01/23/2023
10.21	Asset Purchase Agreement by and among BioCorRx Pharmaceuticals, Inc., BioCorRx Inc., and USWM, LLC, dated March 4, 2025	8-K	10.1	03/11/2025
10.22	Securities Purchase Agreement by and between BioCorRx Inc. and USWM, LLC, dated March 4, 2025	8-K	10.2	03/11/2025
14.1	Code of Business Conduct and Ethics				☒
16.1	Letter from Marcum LLP to the Securities and Exchange Commission	8-K	16.1	07/10/2024
19.1	Insider Trading Policy				☒
21.1	List of Subsidiaries.	S-1	21.1	08/24/2018
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				☒
101.SCH	Inline XBRL Taxonomy Extension Schema Document				☒
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				☒
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				☒

* +	Management contract or compensatory plan or arrangement. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Item 16. - Form 10–K Summary.

 None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx Inc.

Date: March 31, 2025	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lourdes Felix	Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2025
Lourdes Felix	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Kent Emry	Director	March 31, 2025
Kent Emry

/s/ Luisa Ingargiola	Director	March 31, 2025
Luis Ingargiola

/s/ Louis Lucido	Director, Interim President from January 5, 2024 to January 31, 2024, and President effective on February 1, 2024	March 31, 2025
Louis Lucido

/s/ Joseph J. Galligan	Director	March 31, 2025
Joseph J. Galligan

BIOCORRX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BioCorRx, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioCorRx, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of operations, deficit, and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the "consolidated financial statements"). We have audited note 2 and note 20 in regards to the presentation of segment information for the year-ended December 31, 2023. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statement of BioCorRx, Inc. as of December 31, 2023 were audited by other auditors whose report dated April 1, 2024 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provides a reasonable basis for our opinion.

Critical Audits Matter

The critical audits matter communicated below is a matter arising from the current period audits of the consolidated financial statements that was communicated or required to be communicated to the audits committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audits matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audits matter below, providing separate opinions on the critical audits matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 3 to the financial statements, the Company had a going concern due to a working capital deficiency, and stockholders’ deficiency. Auditing management’s evaluation of a going concern can be a significant judgment. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure of going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2024

The Woodlands, TX

March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BioCorRx Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 20, the accompanying consolidated balance sheet of BioCorRx Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, deficit, and cash flows for the year ended December 31, 2023, and the related notes (the 2023 financial statements before the effects of the adjustments described in Note 20 are not presented herein). In our opinion, the 2023 financial statements before the effects of the adjustments to retrospectively apply the change in accounting described in Note 20, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 20 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by M&K CPAS, PLLC.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

We have served as the Company’s auditor from 2019 to 2024

Marlton, NJ

April 1, 2024

BIOCORRX INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 and 2023

	2024	2023
ASSETS
Current assets:
Cash	$88,033	$65,222
Accounts receivable, net	-	740
Grant receivable	-	76,266
Prepaid expenses	29,963	44,891
Total current assets	117,996	187,119

Property and equipment, net	18,977	50,943

Right to use assets	199,184	97,278

Other assets:
Patents, net	7,848	9,027
Deposits, long term	41,936	44,520
Total other assets	49,784	53,547

Total assets	$385,941	$388,887

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,349,465 and $1,683,453, respectively	$5,574,831	$4,649,179
Deferred revenue, grant	56,590	-
Lease liability, short term	40,057	122,732
Derivative liability	-	53,460
Notes payable, net of debt discount of $41,452 and $354,730, respectively	1,343,278	606,750
Notes payable, related parties, net of debt discount of $0 and $77,295, respectively	1,192,859	999,088
Total current liabilities	8,207,615	6,431,209

Long term liabilities:
Economic Injury Disaster loan, long term	71,029	72,466
Royalty obligation, net of discount of $4,418,698 and $4,899,354, related parties	4,303,402	3,822,746
Lease liability, long term	159,127	10,945
Deferred revenue, long term	-	4,045
Total liabilities	12,741,173	10,341,411

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2024 and 2023	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of December 31, 2024 and 2023	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 13,299,349 and 8,674,029 shares issued and outstanding as of December 31, 2024 and 2023, respectively	13,299	8,674
Common stock subscribed	100,000	100,009
Additional paid in capital	70,953,807	68,149,029
Accumulated deficit	(83,209,142)	(78,103,018)
Total deficit attributable to BioCorRx, Inc.	(12,120,420)	(9,823,690)
Non-controlling interest	(234,812)	(128,834)
Total deficit	(12,355,232)	(9,952,524)

Total liabilities and deficit	$385,941	$388,887

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2024	2023

Revenues, net	$7,665	$89,160

Operating expenses:
Cost of implants and other costs	1,667	35,986
Research and development	1,482,877	891,063
Selling, general and administrative	3,612,481	2,875,119
Impairment of intellectual property	-	47,980
Depreciation and amortization	33,145	26,808
Total operating expenses	5,130,170	3,876,956

Loss from operations	(5,122,505)	(3,787,796)

Other income (expenses):
Interest expense – related parties	(750,773)	(692,586)
Interest expense, net	(776,780)	(194,041)
Loss on settlement of debt	(164,602)	(34,338)
Grant income	1,473,276	932,996
Other miscellaneous income	129,282	5,275
Total other (expenses) income, net	(89,597)	17,306

Loss before provision for income taxes	(5,212,102)	(3,770,490)

Income taxes	-	-

Net loss	(5,212,102)	(3,770,490)

Non-controlling interest	105,978	3,577

Net loss attributable to BioCorRx Inc.	$(5,106,124)	$(3,766,913)

Net loss per common share, basic and diluted	$(0.49)	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	10,464,373	8,344,079

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF DEFICIT

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total

Balance, December 31, 2022	80,000	16,000	160,000	5,616	7,718,636	7,719	100,000	66,130,296	(74,336,105)	(125,257)	(8,201,731)
Common stock issued in connection with subscription agreement	-	-	-	-	518,801	519	9	914,472	-	-	915,000
Common stock issued for services rendered	-	-	-	-	140,701	140	-	226,295	-	-	226,435
Warrants issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	373,127	-	-	373,127
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	207,606	208	-	361,684	-	-	361,892
Common stock issued in connection with issuance of promissory notes	-	-	-	-	88,285	88	-	92,535	-	-	92,623
Share-based compensation	-	-	-	-	-	-	-	50,620	-	-	50,620
Net loss	-	-	-	-	-	-	-	-	(3,766,913)	(3,577)	(3,770,490)
Balance, December 31, 2023	80,000	$16,000	160,000	$5,616	8,674,029	$8,674	$100,009	$68,149,029	$(78,103,018)	$(128,834)	$(9,952,524)
Common stock issued for services rendered	-	-	-	-	2,132,987	2,133	-	987,522	-	-	989,655
Common stock issued in connection with issuance of promissory notes	-	-	-	-	529,000	529	-	212,813	-	-	213,342
Warrants issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	83,552	-	-	83,552
Common stock issued in connection with subscription agreement	-	-	-	-	9,374	9	(9)	-	-	-	-
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	1,953,959	1,954	-	1,247,431	-	-	1,249,385
Share-based compensation	-	-	-	-	-	-	-	229,599	-	-	229,599
Imputed interest for related party advances	-	-	-	-	-	-	-	43,861	-	-	43,861
Net loss	-	-	-	-	-	-	-	-	(5,106,124)	(105,978)	(5,212,102)
Balance, December 31, 2024	80,000	$16,000	160,000	$5,616	13,299,349	$13,299	$100,000	$70,953,807	$(83,209,142)	$(234,812)	$(12,355,232)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,212,102)	$(3,770,490)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	33,145	26,808
Amortization of discount on royalty obligation	480,656	477,436
Amortization of debt discount	621,506	166,198
Impairment of intellectual property	-	47,980
Amortization of right-of-use asset	62,104	173,128
Loss on settlement of debt	164,602	34,338
Other income	(32,405)	-
Stock based compensation	1,219,254	277,055
Imputed interest for related party advances	43,861	-

Changes in operating assets and liabilities:
Accounts receivable	740	34,638
Grant receivable	76,266	53,886
Prepaid expenses	14,928	37,874
Accounts payable and accrued expenses	1,442,160	803,117
Deposits	2,584	-
Lease liability	(66,098)	(181,994)
Deferred revenue	(4,045)	(33,256)
Deferred revenue, grant	56,590	-
Net cash used in operating activities	(1,096,254)	(1,853,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	-	915,000
Payment to Economic Injury Disaster loan	(1,437)	(1,384)
Payment of notes payable – related party	(11,000)	(35,000)
Proceeds from notes payable	200,000	600,000
Proceeds from notes payable – related party	931,502	371,273
Net cash provided by financing activities	1,119,065	1,849,889

Net increase (decrease) in cash	22,811	(3,393)
Cash, beginning of the year	65,222	68,615

Cash, end of the year	$88,033	$65,222

Supplemental disclosures of cash flow information:
Interest paid	$10,731	$17,188
Taxes paid	$-	$-
Common stock issued in connection with issuance of promissory notes	$213,342	$92,623
Common stock issued in connection subscription agreement	$9	$-
Record right to use assets per ASC 842	$(225,663)	$-
Record lease liability per ASC 842	$225,663	$-
Common stock issued in connection with conversion of promissory notes and accounts payable	$1,249,385	$361,892
Derivative liability recognized in connection with issuance of promissory notes	$26,730	$53,460
Warrants issued in connection with issuance of promissory notes	$83,552	$373,127

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through December 31, 2024.

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

The following table presents the Company’s net sales by product category for the year ended December 31, 2024 and 2023:

	2024	2023
Sales/access fees	$2,205	$20,852
Project support income	-	25,817
Distribution rights income	4,045	33,256
Membership/program fees	1,415	9,235
Net sales	$7,665	$89,160

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

The following table presents the changes in deferred revenue, reflected as current and long term liabilities on the Company’s consolidated balance sheet:

Balance as of December 31, 2023:
Short term	$-
Long term	4,045
Total as of December 31, 2023	4,045
Net sales recognized	(4,045)
Balance as of December 31, 2024	$-

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of December 31, 2024 and 2023, respectively.

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

The following table provides information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$53,460	$53,460
	$-	$-	$53,460	$53,460

Activity for the year ended December 31, 2024 and 2023 for the derivative liability was as follows

Derivative Liability

Fair value at issuance	$53,460
Fair value as of December 31, 2023	53,460
Fair value at issuance	26,730
Debt extinguishment	(80,190)
Fair value as of December 31, 2024	$-

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the year ended December 31, 2024 and 2023.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the year ended December 31, 2024 and 2023.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2024 and 2023, respectively, because their inclusion would have been anti-dilutive.

	2024	2023
Shares underlying options outstanding	1,372,520	891,443
Shares underlying warrants outstanding	1,765,856	1,565,856
Convertible preferred stock outstanding	240,000	240,000
	3,378,376	2,697,299

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $33,506 and $113,170  as advertising costs for the year ended December 31, 2024 and 2023, respectively.

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

Grant receivables were $0 and $76,266 as of December 31, 2024 and 2023, respectively. Deferred revenues related to the grant were $56,590 and $0  as of December 31, 2024 and 2023, respectively. $1,473,276 and $932,996 were recorded as grant income for the year ended December 31, 2024 and 2023, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,482,877 and $891,063 for the year ended December 31, 2024 and 2023, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2024 and 2023, the Company has not recorded any unrecognized tax benefits.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2024, the Company had cash of $88,033 and working capital deficit of $8,089,619. During the year ended December 31, 2024, the Company used net cash in operating activities of $1,096,254. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the year ended December 31, 2024, the Company issued several promissory notes to related parties and received total proceeds of $931,502. The promissory notes bear no interest and are due on demand.

During the year ended December 31, 2024, the Company issued one promissory note to a third party and received total proceeds of $200,000. The promissory note has a stated interest rate of 8% per annum and is due within 9 months. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500.

On March 8, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on November 10, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from  September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500.

On March 25, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500.

On October 7, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on September 6, 2023. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250.

On November 13, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on January 25, 2023. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875.

On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $$150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at $1.18 per share.

 On April 24, 2024, the Company entered into an Exchange Agreement (the “Lourdes 2024 Exchange Agreement”) with Lourdes Felix, the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to which Lourdes Felix agreed to exchange of the director fees of $265,000 into the Company’s 224,196 shares of common stock at $1.18 per share.

On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share.

On October 31, 2024, the Company entered into an Exchange Agreement (the “Thomas 2024 Exchange Agreement”) with Thomas Welch, pursuant to which Thomas Welch agreed to exchange of outstanding consulting fees of $52,600 into the Company’s 164,068 shares of common stock at $0.32 per share.

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

NOTE 4 – PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at December 31, 2024 and 2023:

	2024	2023
Prepaid insurance	$20,628	$18,511
Prepaid subscription services	9,335	26,380
	$29,963	$44,891

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2024 and 2023:

	2024	2023
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(175,574)	(143,608)
	$18,977	$50,943

Depreciation expense charged to operations amounted to $31,966 and $25,629, respectively, for the year ended December 31, 2024 and 2023.

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

On April 9, 2024, the Company and its landlord agreed that the Company would move to a larger space within the building that currently houses its principal executive offices. The Company extended the term of its lease for an additional 60 months beginning approximately May 1, 2024 (upon the landlord's completion of the work on the new space). The extended term expires on April 30, 2029. The extended lease has payments of $4,545 per month. The Company recorded right to use assets and lease liability of $225,663. During the year ended December 31, 2024, the Company recognized other income of $32,405..

Lease liability is summarized below:

	December 31, 2024	December 31, 2023
Total lease liability	$199,184	$133,677
Less: short term portion	40,057	122,732
Long term portion	$159,127	$10,945

Maturity analysis under these lease agreements are as follows:

Total
2025	$54,544
2026	54,544
2027	54,544
2028	54,544
2029 and beyond	18,181
Subtotal	236,357
Less: Present value discount	(37,173)
Lease liability	$199,184

Lease expense for the year ended December 31, 2024 and 2023 was comprised of the following:

	2024	2023
Operating lease expense	$74,708	$138,932
	$74,708	$138,932

During the year ended December 31, 2024 and 2023, the Company paid $78,702 and $147,798 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	2024	2023
Weighted-average remaining lease term	4.3	1.0

NOTE 7 – INTELLECTUAL PROPERTY/ LICENSING RIGHTS

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the year ended December 31, 2024 and 2023, the Company recorded amortization expense of $1,179. As of December 31, 2024, the accumulated amortization of these patents was $7,352.

The future amortization of the patents are as follows:

Year	Amount
2025	$1,169
2026	1,169
2027	1,169
2028 and after	4,341
$7,848

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Accounts payable	$3,023,517	$2,473,457
Interest payable on notes payable	1,328,653	1,268,264
Interest payable on notes payable, related parties	620,023	478,920
Deferred insurance	14,724	-
Accrual of interest and loss on contingency	410,823	322,000
Interest payable on EIDL loan	5,550	5,675
Accrued stock-based compensation	-	43,321
Accrued expenses	171,541	57,542
	$5,574,831	$4,649,179

NOTE 9 – NOTES PAYABLE

As of December 31, 2024 and 2023, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of December 31, 2024 and 2023 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2024 and 2023 is $200,000. The interest expense during the year ended December 31, 2024 and 2023 were $50,137 and $50,000, respectively.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of December 31, 2024 and 2023 was $100,000. The interest expense during the year ended December 31, 2024 and 2023 was $25,068 and $15,445, respectively. The Company made an interest payment of $6,250 and $12,500, respectively, during the year ended December 31, 2024 and 2023. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. During the year ended December 31, 2024 and 2023, the Company amortized $0 and $23,878 of debt discount as interest expense.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of December 31, 2024 and 2023 was $61,250 and $50,000, respectively. The interest expense during the year ended December 31, 2024 and 2023 was $6,661 and $5,839, respectively. The Company made an interest payment of $1,563 and $4,688, respectively, during the year ended December 31, 2024 and 2023. During the year ended December 31, 2024 and 2023, the Company amortized $5,787 and $5,605 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. The balance outstanding as of December 31, 2024 and 2023 was $177,000 and $150,000, respectively. The interest expense during the year ended December 31, 2024 and 2023 was $8,153 and $3,847, respectively. During the year ended December 31, 2024 and 2023, the Company amortized $99,185 and $38,164 of debt discount as interest expense, respectively.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized during the year ended December 31, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized during year ended December 31, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. The balance outstanding as of December 31, 2024 and 2023 was $275,000 and $220,000, respectively. The interest expense during the year ended December 31, 2024 and 2023 was $15,141 and 2,459, respectively. During the year ended December 31, 2024 and 2023, the Company amortized $162,060 and $31,000 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized during the year ended December 31, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized during the year ended December 31, 2024. The balance outstanding as of December 31, 2024 and 2023 was $275,000 and $220,000, respectively. The interest expense during the year ended December 31, 2024 and 2023 was $16,491 and $1,109, respectively. During the year ended December 31, 2024 and 2023, the Company amortized $174,173 and $12,546 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized during the year ended December 31, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized during the year ended December 31, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. The balance outstanding as of December 31, 2024 was $275,000. The interest expense during the year ended December 31, 2024 was $17,600. During the year ended December 31, 2024, the Company amortized $103,007 of debt discount as interest expense.

The interest expense during the year ended December 31, 2024 and 2023 were $776,780 and $194,041, respectively. As of December 31, 2024 and 2023, the accumulated interest on notes payable was $1,328,653 and $1,330,133, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of December 31, 2024 and 2023 were summarized as below:

	December 31,	December 31,
	2024	2023
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022	100,000	100,000
Promissory note payable dated January 25, 2023, net of debt discount of $3,483 and $395, respectively	57,767	49,605
Promissory note payable dated September 6, 2023, net of debt discount of $7,961 and $80,896, respectively	169,039	69,104
Promissory note payable dated November 10, 2023, net of debt discount of $0 and $135,985, respectively	-	84,015
Promissory note payable dated October 14, 2024, net of debt discount of $9,500 and $0, respectively	265,500	-
Promissory note payable dated December 8, 2023, net of debt discount of $0 and $137,454, respectively	-	82,546
Promissory note payable dated November 29, 2024, net of debt discount of $11,008 and $0, respectively	263,992	-
Promissory note payable dated October 14, 2024, net of debt discount of $9,500 and $0, respectively	265,500	-
	$1,343,278	$606,750

NOTE 10 - NOTES PAYABLE-RELATED PARTIES

As of December 31, 2024 and 2023, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of December 31, 2024 and 2023 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of December 31, 2024 and 2023 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2024 and 2023 is $500,000. The interest expense during the year ended December 31, 2024 and 2023 were $125,342 and $125,000, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

Since September 2022, the Company had received an aggregate of $879,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the year ended December 31, 2024 and 2023 was $3,781 and $4,077, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2024 and 2023, the Company amortized $77,295 and $39,770 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share. As of December 31, 2024 and 2023, the outstanding balance of advances from Mr. Lucido was $225,000 and $125,000, respectively. As of December 31, 2024 and 2023, the outstanding balance of promissory notes issued to Mr. Lucido was $0 and $150,000, respectively. During the year ended December 31, 2024, the Company also recognized imputed interest of $17,581 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

On November 1, 2022, the Company issued an unsecured promissory note payable to Louis C Lucido for $300,000 with principal and interest due November 1, 2023, with a stated interest rate of 5% per annum. Under the terms of the note the Company shall pay quarterly interest payments of $3,750. On April 3, 2023, the Company entered into the Louis 2023 Exchange Agreement, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $300,000 and the accrued interest on the promissory note of $13,892 into the Company’s 183,606 shares of common stock at a price of $1.71 per share based on the underlying market value of the common stock at the date of issuance, resulting in the recognition of $34,338 of loss on settlement of debt. The balance outstanding as of December 31, 2024 and 2023 was $0. As the Company failed to make a payment due under the terms of the promissory note, the stated interest rate of the note was increased to 20% on February 1, 2023.  The interest expense during the year ended December 31, 2024 and 2023 was $0 and $11,385, respectively. As additional consideration for the loan the Company issued 33,000 shares of common stock and valued at $59,400, which was recognized as debt discount. During the year ended December 31, 2024 and 2023, the Company amortized $0 and $15,135, respectively, of debt discount as interest expense.

As of December 31, 2024 and 2023, the Company owed $302,749 and $136,273 advances to Lourdes Felix, respectively. During the year ended December 31, 2024, the Company also recognized imputed interest of $26,280 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

The interest expense – related parties during the year ended December 31, 2024 and 2023 were $750,773 and $692,586, respectively, which includes the amortization of royalty obligations as interest expense of $480,656 and $477,436, respectively (see Note 12). As of December 31, 2024 and 2023, the accumulated interest on related parties notes payable was $620,023 and $478,920, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of December 31, 2024 and 2023 were summarized as below:

	December 31,	December 31,
	2024	2023
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	225,000	125,000
Advances from Lourdes Felix	302,749	136,273
Promissory notes payables to Kent Emry	663,610	663,610
Promissory note payable to Louis C Lucido, net of debt discount of $0 and $77,295, respectively	-	72,705
	$1,192,859	$999,088

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

The interest expense during the year ended December 31, 2024 and 2023 was $2,794 and $2,786, respectively. As of December 31, 2024 and 2023, the accumulated interest on EIDL Loan was $5,550 and $5,675, respectively.

During the year ended December 31, 2024 and 2023, the Company made interest payment of $2,919 and $2,971, respectively.

The future principal payments are as follows:

Year	Amount
2025	$-
2026	16
2027	1,598
2028	1,651
2029 and after	67,764
$71,029

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

During the year ended December 31, 2024 and 2023, the Company amortized $480,656 and $477,436 as interest expense, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY /(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of December 31, 2024 and 2023, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2024 and 2023, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of December 31, 2024 and 2023, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

Common stock

Year ended December 31, 2023

During the year ended December 31, 2023, the Company issued an aggregate of 140,701 shares of its common stock for services rendered valued at $226,435 based on the underlying market value of the common stock at the date of issuance, among which 50,845 shares valued at $88,949 were issued to the board of directors for board compensation.

During the year ended December 31, 2023, the Company issued an aggregate of 342,592 shares of its common stock pursuant to the Lucido 2023 Subscription Agreement and the Galligan 2023 Subscription Agreement (as defined in Note 15). The common shares were recorded at a price of $1.75 per shares for gross proceeds to the Company of $600,000.

During the year ended December 31, 2023, the Company issued an aggregate of 174,409 shares of its common stock pursuant to the 2023 Q2 Subscription Agreement (as defined in Note 14). The common shares were recorded at a price of $1.72 per shares for gross proceeds to the Company of $300,000.

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

During the year ended December 31, 2023, the Company issued an aggregate of 1,800 shares of its common stock as inducement shares pursuant to the 2023 Q4 Galligan Subscription Agreement and 2023 Q4 Lucido Subscription Agreement (as defined in Note 15). The proceeds of $15,000 were received in November 2023 but the shares have not been issued as of December 31, 2023.

During the year ended December 31, 2023, the Company issued 88,285 shares as additional consideration for the issuance of several promissory notes (see Note 9). The 88,285 shares of common stock were valued at an aggregate value of $92,623.

Year ended December 31, 2024

During the year ended December 31, 2024, the Company issued an aggregate of 2,132,987 shares of its common stock for services rendered valued at $989,655 based on the underlying market value of the common stock at the date of issuance, among which 265,833 shares valued at $135,154 were issued to the board of directors for board compensation. No gain or loss was recognized.

During the year ended December 31, 2024, the Company issued an aggregate of 505,000 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 9). The 505,000 shares of common stock were valued at an aggregate value of $201,475. The Company also issued 24,000 shares as additional consideration for the issuance of one promissory note (see Note 9).  The 24,000 shares of common stock were valued at a value of $11,867.

During the year ended December 31, 2024, the Company issued 460,477 shares of its common stock at $1.18 per share in connection with conversion of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000. No gain or loss was recognized. During the year ended December 31, 2024, the Company also issued 224,196 shares of its common stock at $1.18 per share in connection with conversion of director fees of $265,000. No gain or loss was recognized. During the year ended December 31, 2024, the Company also issued 1,105,218 shares of its common stock at $0.35 per share in connection with conversion of the advances from one related party of $357,600 and director fees of $30,000. No gain or loss was recognized. During the year ended December 31, 2024, the Company also issued 164,068 shares of its common stock at $0.32 per share in connection with conversion of accounts payable of $52,600. A gain on settlement of debt of $98 was recognized.

During the year ended December 31, 2024, the Company issued 9,374 shares of its common stock in connection with the 2023 Q4 Lucido Subscription Agreement (as defined below) and the 2023 Q4 Galligan Subscription Agreement (as defined below).

As of December 31, 2024 and 2023, the Company had 13,299,349 shares and 8,674,029 shares of common stock issued and outstanding, respectively.

NOTE 14 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% 290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of December 31, 2024, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 330,350 stock options. As December 31, 2024, an aggregate total of 325,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of December 31, 2024, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 672,293 stock options. As of December 31, 2024, an aggregate total of 22,707 options can still be granted under the plan.

During the year ended December 31, 2024, the Company approved the grant of 604,244 stock options valued at $225,804. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2024 and 2023:

 +

	2024	2023
Risk-free interest rate	3.58%-4.38%	3.60%-4.60%
Expected term (years)	5.00	5.00
Expected volatility	149.49%-160.25%	150.62%-152.22%
Expected dividends	0.00	0.00

The following table summarizes the stock option activity for the year ended December 31, 2024 and 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	874,058	$7.53	3.9	$559
Expired	(8,334)	3.00	-	-
Grants	25,719	1.75	4.5	-
Outstanding at December 31, 2023	891,443	$7.41	3.0	$-
Expired	(123,167)	9.33	-	-
Grants	604,244	0.40	4.7	-
Outstanding at December 31, 2024	1,372,520	4.15	3.4	20,906
Exercisable at December 31, 2024	1,372,520	$4.15	3.4	$20,906

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.38 as of December 31, 2024, which would have been received by the option holders had those option holders exercised their options as of that date..

The following table presents information related to stock options at December 31, 2024:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	997,046	3.5	997,046	3.5
2.51-5.00	50,474	1.0	50,474	1.0
5.01 and up	325,000	3.4	325,000	3.4
	1,372,520	3.4	1,372,520	3.4

The stock-based compensation expense related to option grants were $229,599 and $63,941 during the year ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, no stock-based compensation related to options remains unamortized.

Warrants

During the year ended December 31, 2024, the Company issued one promissory note to a third parties and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. The exercise price was $2.00. The expiration date was 4 years from the date of issuance. The fair value of the warrant was $83,552. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. On August 23, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the second amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the second amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share.

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2024 and 2023:

	2024	2023
Risk-free interest rate	4.38%	3.60–4.73%
Expected term (years)	4.00	3.00 – 4.00
Expected volatility	157.11%%	158.00–174.29%%
Expected dividends	0.00	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$2.69	1,765,856	1.8	$2.69	1,765,856	1.8
$2.69	1,765,856	1.8	$2.69	1,765,856	1.8

The following table summarizes the warrant activity for the year ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2023	333,855	$5.06
Grants	1,232,001	2.84
Outstanding at December 31, 2023	1,565,856	$3.31
Grants	200,000	0.60
Outstanding at December 31, 2024	1,765,856	$2.69
Exercisable at December 31, 2024	1,765,856	$2.69

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

As of December 31, 2024 and 2023, the Company’s related party payable was $1,349,465 and $1,683,453, which comprised of compensation payable and interest payable to directors.

NOTE 16 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2024 included 89% from six customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2023 included 66% from two customers of the Company’s total revenues.

At December 31, 2024, the Company has no accounts receivable. At December 31, 2023, one customer accounted for 100% of the Company’s total accounts receivable with an amount of $740.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through December 31, 2024.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(435,421)	$(1,731)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(105,372)	$(606)

Net loss attributable to the non-controlling interest for the year ended December 31, 2023:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(7,384)	$(5,113)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(1,787)	$(1,790)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2024:

Balance, December 31, 2023	$(128,834)
Net loss attributable to the non-controlling interest	(105,978)
Balance, December 31, 2024	(234,812)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2023:

Balance, December 31, 2022	$(125,257)
Net loss attributable to the non-controlling interest	(3,577)
Balance, December 31, 2023	(128,834)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2024 and 2023. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2024 and 2023, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of December 31, 2024 and 2023, there are no payments due.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of December 31, 2024, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of December 31, 2024 is $503,089.

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

As of December 31, 2024, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

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

The Company has not yet paid any amount to Pellecome. On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $87,639. As of December 31, 2024 The Company has accrued $323,184 as a loss contingency for this matter.

On January 5, 2024 the Company’s board of directors appointed Lou Lucido as Interim President through January 31, 2024, and transitioned to President on February 1, 2024. Mr. Lucido will remain a member of the Board of Directors, with an annual compensation of $200,000 to be paid in equity.

NOTE 19 - INCOME TAXES

The components of the income tax provisions for 2024 and 2023 are as follows:

	2024	2023
Current provision:
Federal	$-	$-
State	-	-
	-	-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2024	2023
Provision at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	5.36%	5.89%
Other	0.00%	(0.81)%
Interest addback	(4.22)%	(2.28)%
Nondeductible and other items	(0.66)%	(0.20)%
Change in valuation allowance	(21.48)%	(23.60)%
Total	(0.00)%	(0.00)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Allowance for doubtful debt	$-	$-
Stock options issued for services	2,406,972	2,077,903
Net operating loss carryforward	8,249,727	7,969,941
Section 174 capitalization	447,440	510,302
Accrual to cash	1,112,574	684,411
Other	170,030	185,316
Total deferred tax assets	12,386,743	11,427,873

Deferred tax liabilities:
Royalty obligation	(38,226)	(172,730)
Right to use assets	(1,123)	(27,222)
Total deferred tax liabilities	(39,349)	(199,952)
Deferred tax net	12,347,394	11,227,921
Valuation allowance	(12,347,394)	(11,227,921)
Net deferred tax assets	-	-

During the year ended December 31, 2024 and 2023, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2024 and 2023, the Company provided a valuation allowance on its net deferred tax assets of $12,347,394 and $11,227,921, respectively.

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $23.0 million, of which $9.3 million, if not utilized, expire beginning by 2030. Federal net operating loss carryforwards totaling approximately $13.7 million can be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $41.3 million with varying expiration dates as determined by each state. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

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

At December 31, 2024 and 2023, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2024, and 2023, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s tax returns remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2023 tax years generally remain subject to examination by federal and state tax authorities.

NOTE 20 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Cash	$88,033	$65,222

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Research and development	$1,482,877	$891,063
Selling, general and administrative	$3,612,481	$2,875,119

Research and development expenses and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to operate the business. Research and development costs and general and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 21 - SUBSEQUENT EVENTS

As of March 31, 2025 the Company issued an aggregate of 191,522 shares of its common stock for consulting services, the Company’s Board of Directors’ stock compensation, the Company’s President stock compensation, one amended promissory note valued at $68,723.

As of March 31, 2025 the Company entered into two exchange agreements whereby the parties agreed to exchange the total of $765,885 owed by the Company for 1,874,079 shares of restricted Common Stock.

As of March 31, 2025 the Company issued an aggregate of 234,482 shares of its common stock in connection with cashless exercise of warrants.

On March 4, 2025, the Company, the Company’s subsidiary BioCorRx Pharmaceuticals, Inc., a majority owned subsidiary of the Company, and USWM, LLC (the “Seller”) entered into an Asset Purchase Agreement (the “APA”)..

Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, an FDA approved prescription medication for opioid withdrawal. The upfront purchase price was $400,000 to be paid via Seller’s retention, until such amounts equal $400,000 of fifty percent (50%) of the Net Sales (as defined in the APA) of Lucemyra and fifty percent (50%) of the Net Distributable Profits of the generic version of Lucemyra.

As a condition to the closing of the APA, the Company and the Seller entered into a Securities Purchase Agreement (the “SPA”) whereby the Company, as part of the consideration paid to the Seller for the purchase of the assets, agreed to issue five hundred thousand (500,000) shares of the Company’s Common Stock and to issue a warrant to the Seller for the purchase of five hundred thousand (500,000) shares of Common Stock, which is exercisable for two years and has an exercise price of $1.00 per share.

