Form 10-Q
period 2025-03-31
BioCorRx Inc.
filed 2025-05-15
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 16,996,851 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$24,142	$88,033
Accounts receivable, net	111,966	-
Grant receivable	153,360	-
Related party receivable	100,000	-
Inventory	133,597	-
Prepaid expenses	42,731	29,963
Total current assets	565,796	117,996

Property and equipment, net	15,213	18,977

Right to use assets	189,468	199,184

Other assets:
Intangible assets, net	3,148,269	7,848
Goodwill	2,840,400	-
Deposits, long term	41,936	41,936
Total other assets	6,030,605	49,784

Total assets	$6,801,082	$385,941

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,487,469 and $1,349,465, respectively	$10,862,632	$5,574,831
Deferred revenue, grant	56,590	56,590
Lease liability, short term	40,863	40,057
Notes payable, net of debt discount of $4,540 and $41,452, respectively	1,490,190	1,343,278
Notes payable, related parties, net of debt discount of $0 and $0, respectively	993,959	1,192,859
Total current liabilities	13,444,234	8,207,615

Long term liabilities:
Economic Injury Disaster loan, long term	70,661	71,029
Upfront purchase price liability	329,492	-
Royalty liability	190,929	-
Royalty obligation, net of discount of $4,303,364 and $4,418,698, related parties	4,418,736	4,303,402
Lease liability, long term	148,605	159,127

Total liabilities	18,602,657	12,741,173

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 16,897,984 and 13,299,349 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	16,898	13,299
Common stock subscribed	100,000	100,000
Additional paid in capital	72,355,629	70,953,807
Accumulated deficit	(84,050,549)	(83,209,142)
Total deficit attributable to BioCorRx Inc.	(11,556,406)	(12,120,420)
Non-controlling interest	(245,169)	(234,812)
Total deficit	(11,801,575)	(12,355,232)

Total liabilities and deficit	$6,801,082	$385,941

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31,
	2025	2024

Revenues, net	$134,899	$3,620

Operating expenses:
Cost of implants and other costs	-	1,667
Research and development	161,919	213,834
Selling, general and administrative	886,083	750,098
Depreciation and amortization	24,843	6,713
Total operating expenses	1,072,845	972,312

Loss from operations	(937,946)	(968,692)

Other income (expenses):
Interest expense - related parties	(160,128)	(186,828)
Interest expense, net	(87,483)	(181,820)
Loss on settlement of debt	(132,514)	-
Grant income	413,979	112,963
Change in fair value of upfront purchase price liability	(4,500)	-
Change in fair value of royalty liability	(2,611)	-
Other miscellaneous expense	59,439	(13,086)
Total other income (expense)	86,182	(268,771)

Loss before provision for income taxes	(851,764)	(1,237,463)

Income taxes	-	-

Net loss	(851,764)	(1,237,463)

Non-controlling interest	10,357	687

Net loss attributable to BioCorRx Inc.	$(841,407)	$(1,236,776)

Net loss per common share, basic and diluted	$(0.06)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	15,094,736	8,757,859

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2024	80,000	$16,000	160,000	$5,616	13,299,349	$13,299	$100,000	$70,953,807	$(83,209,142)	$(234,812)	$(12,355,232)
Common stock issued for services rendered	-	-	-	-	300,180	300	-	115,858	-	-	116,158
Common stock issued in connection with issuance of promissory notes	-	-	-	-	104,500	105	-	36,695	-	-	36,800
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	2,459,473	2,460	-	962,540	-	-	965,000
Common stock issued in connection with exercise of warrants	-	-	-	-	234,482	234	-	(234)	-	-	-
Common stock issued in connection with APA (Note 4)	-	-	-	-	500,000	500	-	153,000	-	-	153,500
Warrants issued in connection with APA (Note 4)	-	-	-	-	-	-	-	89,770	-	-	89,770
Share-based compensation	-	-	-	-	-	-	-	35,099	-	-	35,099
Imputed interest for related party advances	-	-	-	-	-	-	-	9,094	-	-	9,094
Net loss	-	-	-	-	-	-	-	-	(841,407)	(10,357)	(851,764)
Balance, March 31, 2025 (unaudited)	80,000	$16,000	160,000	$5,616	16,897,984	$16,898	$100,000	$72,355,629	$(84,050,549)	$(245,169)	$(11,801,575)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(851,764)	$(1,237,463)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	24,843	6,713
Amortization of discount on royalty obligation	115,334	118,554
Amortization of debt discount	51,198	175,884
Impairment of intellectual property	-	-
Amortization of right-of-use asset	9,716	26,620
Loss on settlement of debt	132,514	-
Change in fair value of upfront purchase price liability	4,500	-
Change in fair value of royalty liability	2,611	-
Stock based compensation	151,257	198,075
Imputed interest for related party advances	9,094	-

Changes in operating assets and liabilities:
Accounts receivable	(111,966)	740
Grant receivable	(153,360)	55,224
Prepaid expenses	(12,768)	15,420
Accounts payable and accrued expenses	16,333	327,596
Deposits	-	2,584
Upfront purchase price liability	(67,449)	-
Lease liability	(9,716)	(29,615)
Net cash used in operating activities	(689,623)	(339,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to Economic Injury Disaster loan	(368)	(354)
Payment of notes payable – related party	(7,000)	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable – related party	633,100	175,880
Net cash provided by financing activities	625,732	375,526

Net increase (decrease) in cash	(63,891)	35,858
Cash, beginning of period	88,033	65,222

Cash, end of period	$24,142	$101,080

Supplemental disclosures of cash flow information:
Interest paid	$722	$8,547
Taxes paid	$-	$-
Warrants issued in connection with issuance of promissory notes	$-	$83,552
Derivative liability recognized in connection with issuance of promissory notes	$-	$26,730
Common stock issued in connection with conversion of promissory notes and accounts payable	$965,000	$-
Common stock issued in connection with APA (Note 4)	$153,500	$-
Warrants issued in connection with APA (Note 4)	$89,770	$-
Common stock issued in connection with issuance of promissory notes	$36,800	$40,217

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through March 31, 2025.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the sub issued 24.2% ownership to officers of BioCorRx Inc. with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 18).

On March 4, 2025, the Company and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. entered into an Asset Purchase Agreement (the “APA”) with USWM, LLC (the “Seller”). The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, a U.S. Food and Drug Administration (the “FDA”) approved prescription medication for opioid withdrawal. Supply and distribution sales are generated from the sales of the Lucemyra products and the distribution license granted to the distributors.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

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

BioCorRx Pharmaceuticals, Inc. entered into several exclusive and nonexclusive distribution agreements as part of the USWM LLC Asset Purchase Agreement dated March 4, 2025. The distribution arrangements may include: (i) that the Company grants rights to the counterparty to distribute the product, and (ii) the Company supplies the product. Under an exclusive distribution and supply arrangement, the services are not distinct, and revenue is recognized as a single performance obligation. Distribution sales are generated through the distribution arrangements. The Company receives a share of the net distributable profits earned by its distributors, which is recognized when one or more of the following events occur: (i) control of the asset transfers to the end customer; and (ii) the single performance obligation has been satisfied.

The following table presents the Company’s net sales by product category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Sales/access fees	$-	$2,205
Membership/program fees	-	1,415
Supply and distribution sales	134,899	-
Net sales	$134,899	$3,620

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of March 31, 2025 and December 31, 2024.

Inventory

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates inventory for obsolescence by analyzing market conditions, and provides write-downs or write-offs of inventory when inventory is identified as obsolete. A write-down is recorded to adjust the carrying value of its estimated net realizable value. These write-downs are included in costs of goods sold. Cost is determined using the first-in, first out (“FIFO”) method. Inventory includes raw materials, work-in-progress, and finished goods. Cost comprises direct materials, direct labor, and an allocation of manufacturing overhead based on normal production capacity.

Inventories consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$-	$-
Work-in-progress	-	-
Finished goods	133,597	-
	$133,597	$-

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

Business Combinations and Contingent Consideration

Business combinations are accounted for using the acquisition method. The Company allocates the fair value of the purchase price of an acquisition to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not compensatory, the Company estimates fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability in the condensed consolidated balance sheet. The Company reviews and assesses the estimated fair value of contingent consideration each reporting period, and the updated fair value could differ materially from the initial estimates. Adjustments to estimated fair value related to changes in fair value are reported in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three months ended March 31, 2025.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three months ended March 31, 2025 and 2024.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2025 and 2024.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at March 31, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

	Three Months Ended
	March 31,
	2025	2024
Shares underlying options outstanding	1,446,406	935,068
Shares underlying warrants outstanding	1,865,856	1,765,856
Convertible preferred stock outstanding	240,000	240,000
	3,552,262	2,940,924

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $3,240 and $12,618 as advertising costs for the three months ended March 31, 2025 and 2024, respectively.

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

Grant receivables were $153,360 and $0 as of March 31, 2025 and December 31, 2024, respectively. Deferred revenues related to the grant were $56,590 as of March 31, 2025 and December 31, 2024. $413,979 and $112,963 were recorded as grant income for the three months ended March 31, 2025 and 2024, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $161,919 and $213,834 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2025 and December 31, 2024, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2025, the Company had cash of $24,142 and working capital deficit of $12,878,438. During the three months ended March 31, 2025, the Company used net cash in operating activities of $689,623. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the three months ended March 31, 2025, the Company issued several promissory notes to related parties and received total proceeds of $633,100. The promissory notes bear no interest and are due on demand.

On March 14, 2024, the Company issued one promissory note to a third party and received total proceeds of $200,000. The promissory note has a stated interest rate of 8% per annum and is due within 9 months. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33.

On March 8, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on November 10, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33.

On March 25, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975.

On October 7, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on September 6, 2023. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825.

On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share.

On March 4, 2025, the Company and BioCorRx Pharmaceuticals, Inc. entered into the APA with the Seller. The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, an FDA approved prescription medication for opioid withdrawal. The upfront purchase price was $400,000 to be paid via Seller’s retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The Company shall also pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. Additionally, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share, and issued a warrant to the Seller for the purchase of 500,000 shares of common stock. The warrant is exercisable for two years and has an exercise price of $1.00 per share.

On March 7, 2025, the Company entered into a Repayment Agreement (the “Repayment Agreement”) with a third party, pursuant to which the third party agreed to exchange of the service fees of $40,000 into the Company’s 103,627 shares of common stock at $0.39 per share.

On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. Of the $200,000 outstanding promissory note, $100,000 was received on April 1, 2025, which was recorded as related party receivable on the consolidated balance sheet on March 31, 2025.

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

NOTE 4 – BUSINESS COMBINATION

On March 4, 2025, the Company and BioCorRx Pharmaceuticals, Inc. entered into the APA with the Seller. The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, an FDA approved prescription medication for opioid withdrawal. The upfront purchase price was $400,000 to be paid via Seller’s retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The Company shall also pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. Additionally, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share, and issued a warrant to the Seller for the purchase of 500,000 shares of common stock. The warrant is exercisable for two years and has an exercise price of $1.00 per share.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the date of the acquisition:

Fair value of consideration transferred:
Upfront purchase price	$392,441
Royalty payments	192,365
Stock consideration	153,500
Warrant consideration	89,770
Total	828,076

Recognized amounts of identifiable assets acquired and liabilities assumed:
Inventories	$133,597
Trademarks (included in intangibles)	452,000
Customer base (included in intangibles)	2,709,500
Other payable	(5,307,421)
Total identifiable net assets	$(2,012,324)
Goodwill	2,840,400

The Company issued 500,000 shares of common stock that had a total fair value of $153,500 based on the closing market price of $0.31 per share on March 4, 2025, the acquisition date.

The fair value of warrant was estimated by applying the Black-Scholes option pricing model. The Company used the following assumptions:

Risk-free interest rate	3.96%
Expected term (years)	2.00
Expected volatility	161.00%
Expected dividends	0.00

The fair value of the upfront purchase price and royalty payments recognized on the acquisition date of $392,441 and $192,365, respectively, were estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Revenues related to the timing of the upfront purchase price payments and royalty payments were based on management’s financial projections. The upfront purchase price payments were discounted at the risk-free rate of 4.04%. The royalty payments were risk adjusted and discounted at the required metric risk premium of 27.78%.

The fair value of the identifiable intangible assets acquired include the following:

	Fair Value	Estimated useful life
Trademark	$452,000	Indefinite
Customer base	2,709,500	10

All finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the economic benefits of the intangible assets are consumed. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to intangible assets that do not qualify for separate recognition, including the assembled workforce of the acquired business, and expected synergies at the time of the acquisition.

Pro Forma Financial Information (Unaudited)

The acquired business contributed revenues of $134,899 and earnings of $118,762 to the Company for the period from March 4, 2025 to March 31, 2025. The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on January 1, 2024.

	Three months ended March 31, 2025 (Unaudited)	Three months ended March 31, 2024 (Unaudited)
Total revenue	$134,899	138,519
Net loss	$(875,817)	(1,209,339)

These pro forma amounts have been calculated after applying the Company’s accounting policies and reflecting the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2024, with the consequential tax effects.

During the period from March 4, 2025 to March 31, 2025, the Company incurred $22,900 of acquisition-related costs. These expenses are included in operating expenses on the Company’s consolidated statement of operations for the three months ended March 31, 2025. The 2025 supplemental pro forma earnings were adjusted to exclude the $22,900 of acquisition-related costs, and instead, these costs are reflected in pro forma earnings for the three months ended March 31, 2024 in the table above.

NOTE 5 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Prepaid insurance	$9,972	$20,628
Prepaid subscription services	32,759	9,335
	$42,731	$29,963

NOTE 6 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(179,338)	(175,574)
	$15,213	$18,977

Depreciation expense charged to operations amounted to $3,764 and $6,419, respectively, for the three months ended March 31, 2025 and 2024.

NOTE 7 - LEASE

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

Lease liability is summarized below:

	March 31,	December 31,
	2025	2024
Total lease liability	$189,468	$199,184
Less: short term portion	40,863	40,057
Long term portion	$148,605	$159,127

Maturity analysis under these lease agreements are as follows:

Total
2025	$40,908
2026	54,544
2027	54,544
2028	54,544
2029	18,181
Subtotal	222,721
Less: Present value discount	(33,253)
Lease liability	$189,468

Lease expense for the three months ended March 31, 2025 and 2024 was comprised of the following:

	Three Months Ended
	March 31,
	2025	2024
Operating lease expense	$13,636	$29,097
	$13,636	$29,097

During the three months ended March 31, 2025 and 2024, the Company paid $13,636 and $32,093 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term	4.1	4.3

NOTE 8 – INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Patents	$15,200	$15,200
Trademark	452,000	-
Customer base	2,709,500	-
	3,176,700	15,200
Less accumulated amortization	(28,431)	(7,352)
	$3,148,269	$7,848

Patents

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $294. As of March 31, 2025, the accumulated amortization of these patents was $7,646.

The future amortization of the patents are as follows:

Year	Amount
2025	875
2026	1,169
2027	1,169
2028	1,169
2029 and after	3,172
$7,554

Trademark

The fair value of trademark acquired in the business combination on March 4, 2025 was $452,000. Trademark is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended March 31, 2025.

Customer base

The fair value of customer base acquired in the business combination on March 4, 2025 was $2,709,500. Amortization is computed on straight-line method based on estimated useful lives of 10 years. During the three months ended March 31, 2025, the Company recorded amortization expense of $20,785. As of March 31, 2025, the accumulated amortization was $20,785.

The future amortization of the customer base are as follows:

Year	Amount
2025	204,140
2026	270,950
2027	270,950
2028	270,950
2029 and after	1,671,725
$2,688,715

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Accounts payable	$2,967,531	$3,023,517
Interest payable on notes payable	1,349,859	1,328,653
Interest payable on notes payable, related parties	655,723	620,023
Deferred insurance	1,313	14,724
Accrual of interest and loss on contingency	318,000	410,823
Interest payable on EIDL loan	5,515	5,550
Line of credit	32,500	-
Accrual of interest on unpaid upfront purchase price	1,480	-
Research and development required expenditures	5,307,421	-
Accrued expenses	223,290	171,541
	$10,862,632	$5,574,831

NOTE 10 - NOTES PAYABLE

As of March 31, 2025 and December 31, 2024, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of March 31, 2025 and December 31, 2024 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of March 31, 2025 and December 31, 2024 is $200,000. The interest expense during the three months ended March 31, 2025 and 2024 were $12,329 and $12,466, respectively.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of March 31, 2025 and December 31, 2024 was $100,000. The interest expense during the three months ended March 31, 2025 and 2024 was $6,164 and $6,233, respectively. The Company made an interest payment of $0 and $6,250, respectively, during the three months ended March 31, 2025 and 2024. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. The debt discount had been fully amortized as interest expense as of October 6, 2023.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of March 31, 2025 and December 31, 2024 was $61,250. The interest expense during the three months ended March 31, 2025 and 2024 was $0 and $2,236, respectively. The Company made an interest payment of $0 and $1,563, respectively, during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, the Company amortized $3,483 and $0 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $22,514 was recognized during the three months ended March 31, 2025. The balance outstanding as of March 31, 2025 and December 31, 2024 was $177,000. The interest expense during the three months ended March 31, 2025 and 2024 was $0 and $2,992, respectively. During the three months ended March 31, 2025 and 2024, the Company amortized $8,732 and $29,684 of debt discount as interest expense, respectively.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized during the three months ended March 31, 2025. The balance outstanding as of March 31, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended March 31, 2025 and 2024 was $1,356 and $4,388, respectively. During the three months ended March 31, 2025 and 2024, the Company amortized $9,500 and $57,717 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. The balance outstanding as of March 31, 2025 and December 31, 2024 was $275,000. The interest expense during the three months ended March 31, 2025 and 2024 was $0 and $4,388, respectively. During the three months ended March 31, 2025 and 2024, the Company amortized $19,983 and $50,116 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized during the three months ended March 31, 2025. The balance outstanding as of March 31, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended March 31, 2025 and 2024 was $1,356 and $820, respectively. During the three months ended March 31, 2025 and 2024, the Company amortized $9,500 and $8,787 of debt discount as interest expense.

The interest expense during the three months ended March 31, 2025 and 2024 were $87,483 and $181,820, respectively. As of March 31, 2025 and December 31, 2024, the accumulated interest on notes payable was $1,349,859 and $1,328,653, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of March 31, 2025 and December 31, 2024 were summarized as below:

	March 31,	December 31,
	2025	2024
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022	100,000	100,000
Promissory note payable dated January 25, 2023, net of debt discount of $0 and $3,483, respectively	61,250	57,767
Promissory note payable dated September 6, 2023, net of debt discount of $4,540 and $7,961, respectively	172,460	169,039
Promissory note payable dated November 10, 2023, net of debt discount of $0 and $9,500, respectively	330,000	265,500
Promissory note payable dated December 8, 2023, net of debt discount of $0 and $11,008, respectively	275,000	263,992
Promissory note payable dated March 14, 2024, net of debt discount of $0 and $9,500, respectively	330,000	265,500
	$1,490,190	$1,343,278

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of March 31, 2025 and December 31, 2024, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of March 31, 2025 and December 31, 2024 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of March 31, 2025 and December 31, 2024 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of March 31, 2025 and December 31, 2024 is $500,000. The interest expense during the three months ended March 31, 2025 and 2024 were $30,822 and $31,164, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

Since September 2022, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the three months ended March 31, 2025 and 2024 was $0 and $2,992, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended March 31, 2025 and 2024, the Company amortized $0 and $29,185 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $700,000 advances from Mr. Lucido. Of the $700,000 outstanding promissory note, $100,000 was received on April 1, 2025, which was recorded as related party receivable on the consolidated balance sheet on March 31, 2025. On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. As of March 31, 2025 and December 31, 2024, the outstanding balance of advances from Mr. Lucido was $0 and 225,000, respectively. As of March 31, 2025 and December 31, 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the three months ended March 31, 2025, the Company also recognized imputed interest of $5,254 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

As of March 31, 2025 and December 31, 2024, the Company owed $328,849 and $302,749 advances to Lourdes Felix, respectively. During the three months ended March 31, 2025, the Company also recognized imputed interest of $3,840 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

The interest expense – related parties during the three months ended March 31, 2025 and 2024 were $160,128 and $186,828, respectively, which includes the amortization of royalty obligations as interest expense of $115,334 and $118,554, respectively (see Note 13). As of March 31, 2025 and December 31, 2024, the accumulated interest on related parties notes payable was $655,723 and $620,023, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of March 31, 2025 and December 31, 2024 were summarized as below:

	March 31,	December 31,
	2025	2024
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	-	225,000
Advances from Lourdes Felix	328,849	302,749
Promissory notes payables to Kent Emry	663,610	663,610
	$993,959	$1,192,859

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

The interest expense during the three months ended March 31, 2025 and 2024 was $687 and $695, respectively. As of March 31, 2025 and December 31, 2024, the accumulated interest on EIDL Loan was $5,515 and $5,550, respectively.

During the three months ended March 31, 2025 and 2024, the Company made interest payment of $722 and $735, respectively.

The future principal payments are as follows:

Year	Amount
2025	$-
2026	16
2027	1,598
2028	1,651
2029 and after	67,396
$70,661

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

During the three months ended March 31, 2025 and 2024, the Company amortized $115,334 and $118,554 as interest expense.

NOTE 14 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of March 31, 2025 and December 31, 2024, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of March 31, 2025 and December 31, 2024, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of March 31, 2025 and December 31, 2024, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

Common stock

Three months ended March 31, 2024

During the three months ended March 31, 2024, the Company issued an aggregate of 169,075 shares of its common stock for services rendered valued at $149,625 based on the underlying market value of the common stock at the date of grant, among which 70,584 shares valued at $60,000 were issued to the board of directors for board compensation.

During the three months ended March 31, 2024, the Company issued an aggregate of 30,000 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 10). The 30,000 shares of common stock were valued at an aggregate value of $28,350. The Company also issued 24,000 shares as additional consideration for the issuance of one promissory note (see Note 10).  The 24,000 shares of common stock were valued at a value of $11,867.

Three months ended March 31, 2025

During the three months ended March 31, 2025, the Company issued an aggregate of 300,180 shares of its common stock for services rendered valued at $116,158 based on the underlying market value of the common stock at the date of grant among which 63,140 shares valued at $26,538 were issued to the board of directors for board compensation. No gain or loss was recognized.

During the three months ended March 31, 2025, the Company issued an aggregate of 104,500 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 10). The 104,500 shares of common stock were valued at an aggregate value of $36,800.

During the three months ended March 31, 2025, the Company issued 1,770,452 shares of its common stock at $0.41 per share in connection with conversion of the promissory note then outstanding of $725,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. During the three months ended March 31, 2025, the Company also issued 585,394 shares of its common stock at $0.34 per share in connection with conversion of the promissory note then outstanding of $200,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. During the three months ended March 31, 2025, the Company also issued 103,627 shares of its common stock at $0.39 per share in connection with conversion of accounts payable of $40,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized..

During the three months ended March 31, 2025, one holder of the warrants elected to exercise their warrants on a cashless basis. An aggregate of 234,482 shares of common stock were issued to the holder.

During the three months ended March 31, 2025, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share.

As of March 31, 2025 and December 31, 2024, the Company had 16,897,984 shares and 13,299,349 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% 290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of March 31, 2025, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 630,350 stock options. As of March 31, 2025, an aggregate total of 25,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of March 31, 2025, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 446,179 stock options. As of March 31, 2025, an aggregate total of 248,821 options can still be granted under the plan.

During the three months ended March 31, 2025, the Company approved the grant of 73,886 stock options to one director valued at $35,099. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the three months ended March 31, 2025:

2025
Risk-free interest rate	3.96%
Expected term (years)	5.00
Expected volatility	171.53%
Expected dividends	0.00

The following table summarizes the stock option activity for the three months ended March 31, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2024	1,372,520	$4.15	3.4	$20,906
Grants	73,886	0.43	5.0	-
Outstanding at March 31, 2025	1,446,406	$3.96	3.2	$83,515
Exercisable at March 31, 2025	1,446,406	$3.96	3.2	$83,515

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.50 as of March 31, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at March 31, 2025:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	1,070,932	3.4	1,070,932	3.4
2.51-5.00	50,474	0.8	50,474	0.8
5.01 and up	325,000	3.1	325,000	3.1
	1,446,406	3.2	1,446,406	3.2

The stock-based compensation expense related to option grants were $35,099 and $48,450 during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, no stock-based compensation related to options remains unamortized.

Warrants

On March 14, 2024, the Company issued one promissory note to a third party and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. The exercise price was $2.00. The expiration date was 4 years from the date of issuance. The fair value of the warrant was $83,552. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. On February 13, 2025, the third party elected to exercise their warrants on a cashless basis. 117,241 shares of common stock at $0.41 per share were issued to the third party on February 13, 2025.

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

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party and issued warrants that entitle the holder to purchase an aggregate of 200,000 common stock in connection with the issuance of the promissory notes. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the second amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. On February 13, 2025, the third party elected to exercise their warrants on a cashless basis. 117,241 shares of common stock at $0.41 per share were issued to the third party on February 13, 2025.

On March 4, 2025, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued a warrant to the Seller for the purchase of 500,000 shares of common stock. The warrant is exercisable for two years and has an exercise price of $1.00 per share.

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2025:

Risk-free interest rate	3.96%
Expected term (years)	2.00
Expected volatility	161.00%
Expected dividends	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$2.68	1,865,856	1.4	$2.68	1,865,856	1.4
$2.68	1,865,856	1.4	$2.68	1,865,856	1.4

The following table summarizes the warrant activity for the three months ended March 31, 2025:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at December 31, 2024	1,765,856	$2.69
Grants	500,000	1.00
Exercise	(400,000)	0.60
Outstanding at March 31, 2025	1,865,856	$2.68
Exercisable at March 31, 2025	1,865,856	$2.68

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

As of March 31, 2025 and December 31, 2024, the Company’s related party payable was $1,487,469 and 1,349,465, which comprised of compensation payable and interest payable to directors.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2025 included 100% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2024 included 96% from four customers of the Company’s total revenues.

At March 31, 2025, two customers accounted for 100% of the Company’s total accounts receivable with an aggregate amount of $111,966. At December 31, 2024, the Company had $0 accounts receivable.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through March 31, 2025.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2025:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(42,784)	$(10)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(10,354)	$(3)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(1,549)	$(892)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(375)	$(312)

 The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2025:

Balance, December 31, 2024	$(234,812)
Net loss attributable to the non-controlling interest	(10,357)
Balance, March 31, 2025	(245,169)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2024:

Balance, December 31, 2023	$(128,834)
Net loss attributable to the non-controlling interest	(687)
Balance, March 31, 2024	(129,521)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of March 31, 2025 and December 31, 2024. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of March 31, 2025 and December 31, 2024, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of March 31, 2025 and December 31, 2024, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of March 31, 2025, the Public Offering has not yet been abandoned by the Company.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of March 31, 2025, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of March 31, 2025 is $503,089.

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

As of March 31, 2025, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

The Company initiated litigation in 2019 based on a claim that Pellecome, LLC (“Pellecome”) and Dr. Orbeck utilized the Company’s confidential information to advance their own weight loss product.

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

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a settlement agreement with Pellecome (the “Settlement Agreement”) pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of March 31, 2025, the Company paid $100,000 to Pellecome and $318,000 remains outstanding.

On January 5, 2024 the Company’s board of directors appointed Lou Lucido as Interim President through January 31, 2024, and transitioned to President on February 1, 2024. Mr. Lucido will remain a member of the Board of Directors, with an annual compensation of $200,000 to be paid in equity.

On March 4, 2025, the Company appointed Katy DeVarney as a member of the board of directors. The director shall receive a quarterly cash stipend of $15,000 and shall be issued, upon the last day of each fiscal quarter, the number of shares of the Company’s common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

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

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. The recent acquisition is not considered as a separate reporting segment as it includes a core research and development component and is aligned with the Company’s longstanding focus on drug development and research and development initiatives over the past years. The acquisition supports and enhances the Company’s existing research and development efforts, with commercialization viewed as an integral part of the research and development lifecycle. Management continues to evaluate the Company’s operations on a consolidate basis. As such, management has determined that there is only one reportable segment.

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

	March 31,	December 31,
	2025	2024
Cash	$24,142	$88,033

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Research and development	$161,919	$213,834
Selling, general and administrative	$886,083	$750,098

Research and development expenses and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to operate the business. Research and development costs and general and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 21 – CONTINGENT PAYMENT

As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay upfront purchase price of $400,000 via Seller’s retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The Company shall also pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. The upfront purchase price and the royalty payment are representative of contingent consideration.

The fair value of the upfront purchase price and royalty payments were estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Revenues related to the timing of the upfront purchase price payments and royalty payments were based on management’s financial projections.

Changes in fair value of the contingent payments during the three months ended March 31, 2025 were as follows:

	Upfront Purchase Price	Royalty Payment
Fair value on the acquisition date	$392,441	$192,365
Payments	(67,449)	(4,047)
Change in fair value	4,500	2,611
Fair value as of March 31, 2025	$329,492	$190,929

NOTE 22 - SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company issued an aggregate of 98,867 shares of its common stock for the Company’s President stock compensation and consulting services valued at $28,375.

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

Grant receivables were $153,360 and $0 as of March 31, 2025 and December 31, 2024, respectively. Deferred revenues related to the grant were $56,590 as of March 31, 2025 and December 31, 2024. $413,979 and $112,963 were recorded as grant income during the three months ended March 31, 2025 and 2024, respectively.

On March 4, 2025, the Company and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. entered into an Asset Purchase Agreement (the “APA”) with USWM, LLC (the “Seller”). The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, a U.S. Food and Drug Administration (the “FDA”) approved prescription medication for opioid withdrawal. Supply and distribution sales are generated from the sales of the Lucemyra products and the distribution license granted to the distributors.

Recent Developments

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of March 31, 2025 and December 31, 2024 was $61,250. The interest expense during the three months ended March 31, 2025 and 2024 was $0 and $2,236, respectively. The Company made an interest payment of $0 and $1,563, respectively, during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, the Company amortized $3,483 and $0 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $22,514 was recognized during the three months ended March 31, 2025. The balance outstanding as of March 31, 2025 and December 31, 2024 was $177,000. The interest expense during the three months ended March 31, 2025 and 2024 was $0 and $2,992, respectively. During the three months ended March 31, 2025 and 2024, the Company amortized $8,732 and $29,684 of debt discount as interest expense, respectively.

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

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized during the three months ended March 31, 2025. The balance outstanding as of March 31, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended March 31, 2025 and 2024 was $1,356 and $4,388, respectively. During the three months ended March 31, 2025 and 2024, the Company amortized $9,500 and $57,717 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. The balance outstanding as of March 31, 2025 and December 31, 2024 was $275,000. The interest expense during the three months ended March 31, 2025 and 2024 was $0 and $4,388, respectively. During the three months ended March 31, 2025 and 2024, the Company amortized $19,983 and $50,116 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized during the three months ended March 31, 2025. The balance outstanding as of March 31, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended March 31, 2025 and 2024 was $1,356 and $820, respectively. During the three months ended March 31, 2025 and 2024, the Company amortized $9,500 and $8,787 of debt discount as interest expense.

Since September 2022, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the three months ended March 31, 2025 and 2024 was $0 and $2,992, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended March 31, 2025 and 2024, the Company amortized $0 and $29,185 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $700,000 advances from Mr. Lucido. Of the $700,000 outstanding promissory note, $100,000 was received on April 1, 2025, which was recorded as related party receivable on the consolidated balance sheet on March 31, 2025. On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. As of March 31, 2025 and December 31, 2024, the outstanding balance of advances from Mr. Lucido was $0 and 225,000, respectively. As of March 31, 2025 and December 31, 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the three months ended March 31, 2025, the Company also recognized imputed interest of $5,254 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

As of March 31, 2025 and December 31, 2024, the Company owed $328,849 and $302,749 advances to Lourdes Felix, respectively. During the three months ended March 31, 2025, the Company also recognized imputed interest of $3,840 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share.

On March 4, 2025, the Company appointed Kate DeVarney as a member of the board of directors. The director shall receive a quarterly cash stipend of $15,000 and shall be issued, upon the last day of each fiscal quarter, the number of shares of the Company’s common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

On March 7, 2025, the Company entered into a Repayment Agreement (the “Repayment Agreement”) with a third party, pursuant to which the third party agreed to exchange of the service fees of $40,000 into the Company’s 103,627 shares of common stock at $0.39 per share.

On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. Of the $200,000 outstanding promissory note, $100,000 was received on April 1, 2025, which was recorded as related party receivable on the consolidated balance sheet on March 31, 2025.

Results of Operations

Three months ended March 31, 2025 Compared with Three months ended March 31, 2024

	2025	2024
Revenues, net	$134,899	$3,620
Total operating expenses	(1,072,845)	(972,312)
Interest expense – related parties	(160,128)	(186,828)
Interest expense, net	(87,483)	(181,820)
Loss on settlement of debt	(132,514)	-
Grant income	413,979	112,963
Change in fair value of upfront purchase price liability	(4,500)	-
Change in fair value of royalty liability	(2,611)	-
Other miscellaneous expense	59,439	(13,086)
Net loss	(851,764)	(1,237,463)
Non-controlling interest	10,357	687
Net loss attributable to BioCorRx Inc.	$(841,407)	$(1,236,776)

Revenues

Total net revenues for the three months ended March 31, 2025 were $134,899 compared with $3,620 for the three months ended March 31, 2024, reflecting an increase of 3,627%. The primary reason for the increase in net revenues is directly related to the new Lucemyra® distribution sales. Sales/access fees for the three months ended March 31, 2025 and 2024 were $0 and $2,205, respectively, reflecting a decrease of $2,205. The primary reason for the decrease in 2025 is directly related to the decreased number of patients treated at licensed clinics. Membership/program fees for the three months ended March 31, 2025 and 2024 were $0 and $1,415, respectively. The primary reason for the decrease in 2025 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program. The supply and distribution net sales for the three months ended March 31, 2025 and 2024 were $134,899 and $0, respectively. BioCorRx Pharmaceuticals, Inc. entered into several exclusive and nonexclusive distribution agreements as part of the USWM LLC Asset Purchase Agreement dated March 4, 2025. The distribution arrangements may include: (i) that the Company grants rights to the counterparty to distribute the product, and (ii) the Company supplies the product. Under an exclusive distribution and supply arrangement, the services are not distinct, and revenue is recognized as a single performance obligation. Distribution sales are generated through the distribution arrangements. The Company receives a share of the net distributable profits earned by its distributors, which is recognized when one or more of the following events occur: (i) control of the asset transfers to the end customer; and (ii) the single performance obligation has been satisfied.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2025 and 2024 were $1,072,845 and $972,312, respectively, reflecting an increase of $100,533.

The reasons for the increase in 2025 are primarily due to an increase of $163,660 in in accounting and legal fees from $236,573 for the three months ended March 31, 2024 to $400,232 for the three months ended March 31, 2025, offset by a decrease of $51,915 in research and development expense from $213,834 for the three months ended March 31, 2024 to $161,919 for the three months ended March 31, 2025.

Interest Expense - Related Parties

Interest expense - related parties for the three months ended March 31, 2025 and 2024 were $160,128 and $186,828, respectively. The decrease was mainly due to the full amortization of certain debt discounts before 2025.

Interest Expense

Interest expense for the three months ended March 31, 2025 and 2024 were $87,483 and $181,820, respectively. The decrease was mainly due to (i) the full amortization of certain debt discounts before 2025 and (ii) the cease of accruing interests on certain promissory notes after amendments.

Loss on Settlement of Debt

Loss on settlement of debt for the three months ended March 31, 2025 and 2024 were $132,514 and $0, respectively. The increase is mainly due to the amendments to promissory notes during 2025, which were treated as an extinguishment of the old debts and an issuance of the new debts.

Grant Income

During the three months ended March 31, 2025 and 2024, the Company recognized grant income of $413,979 as compared to $112,963 for the comparable period last year. The increase in grant income in 2024 was due to:

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

Change in fair value of upfront purchase price liability

Change in fair value of upfront purchase price liability for the three months ended March 31, 2025 was a loss of $4,500. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay upfront purchase price of $400,000 via Seller’s retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The upfront purchase price is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Change in fair value of royalty liability

Change in fair value of royalty liability for the three months ended March 31, 2025 was a loss of $2,611. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. The royalty payment is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Other Miscellaneous Income (Expense)

Other miscellaneous income for the three months ended March 31, 2025 were $59,439. Other miscellaneous expense for the three months ended March 31, 2024 were $13,086. The miscellaneous income was mainly due to the refundable tax credit received from Internal Revenue Service during 2025.  The miscellaneous expense was mainly due to additional adjustment to the legal fees pursuant to the California Superior Court for Orange County’s amended judgement in favor of Pellecome for costs and attorney’s fees on January 25, 2024.

Net Loss

For the three months ended March 31, 2025, the Company experienced a net loss of $851,764 compared with a net loss of $1,237,463 for the three months ended March 31, 2024. The decrease in net loss is primarily due to the increased revenues and grant income and decreased interest expenses, net of increased operating expenses.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash of $24,142. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2025	2024
Net cash used in operating activities	$(689,623)	$(339,668)
Net cash provided by financing activities	625,732	375,526
Net (decrease) increase in cash	(63,891)	35,858
Cash, beginning of period	88,033	65,222
Cash, end of period	$24,142	$101,080

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $689,623 for the three months ended March 31, 2025 compared to $339,668 used in operating activities for the three months ended March 31, 2024. The decrease was primarily due to non-cash adjustments of $24,779, an increase in operating assets of $352,062, and a decrease in operating liabilities of $358,813, but net a decrease in net loss of $385,699.

Net Cash Flow from Financing Activities

Net cash provided by financing activities increased by $250,206, from $375,526 provided by financing activities for the three months ended March 31, 2024 to $625,732 cash provided by financing activities for the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company received $33,100 advances from Lourdes Felix, and $600,000 advances from Mr. Lucido. During the three months ended March 31, 2025, the Company repaid $7,000 to Lourdes Felix.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2025, the Company had a working capital deficit of $(12,878,438), and an accumulated deficit of $84,050,549. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Business Combinations and Contingent Consideration

Business combinations are accounted for using the acquisition method. The Company allocates the fair value of the purchase price of an acquisition to the assets acquired and liabilities assumed, based on their estimated fair values as of the date of acquisition. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

Certain business combinations include contingent consideration arrangements, which are generally based on achievement of future financial performance or future events. If it is determined the contingent consideration arrangement is not compensatory, the Company estimates fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability in the condensed consolidated balance sheet. The Company reviews and assesses the estimated fair value of contingent consideration each reporting period, and the updated fair value could differ materially from the initial estimates. Adjustments to estimated fair value related to changes in fair value are reported in the consolidated statements of operations.

Refer to Note 2 to our unaudited condensed consolidated financial statements.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually unless a triggering event requires an analysis sooner. Refer to Note 2 to our unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls. As of March 31, 2025, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a Settlement Agreement with Pellecome pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of March 31, 2025, the Company paid $100,000 to Pellecome and $318,000 remains outstanding.

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

During the three months ended March 31, 2025, the Company issued an aggregate of 300,180 shares of its common stock for services rendered valued at $116,158 based on the underlying market value of the common stock at the date of grant, among which 63,140 shares valued at $26,538 were issued to the board of directors for board compensation. No gain or loss was recognized.

During the three months ended March 31, 2025, the Company issued an aggregate of 104,500 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 10). The 104,500 shares of common stock were valued at an aggregate value of $36,800.

During the three months ended March 31, 2025, the Company issued 1,770,452 shares of its common stock at $0.41 per share in connection with conversion of the promissory note then outstanding of $725,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized.

During the three months ended March 31, 2025, the Company also issued 585,394 shares of its common stock at $0.34 per share in connection with conversion of the promissory note then outstanding of $200,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized.

During the three months ended March 31, 2025, the Company also issued 103,627 shares of its common stock at $0.39 per share in connection with conversion of accounts payable of $40,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized.

During the three months ended March 31, 2025, one holder of the warrants elected to exercise their warrants on a cashless basis. An aggregate of 234,482 shares of common stock were issued to the holder.

During the three months ended March 31, 2025, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective as of March 4, 2025, BioCorRx Inc. appointmented  Kate Beebe DeVarney, Ph.D. as a director of the Company(the “DeVarney Appointment”). In connection with the DeVarney Appointment, the Company entered into a Director Agreement with Dr. DeVarney dated March 4, 2025, (the "DeVarney Agreement”). Dr. DeVarney also currently serves as a director of the Company’s subsidiary, BioCorRx Pharmaceuticals Inc. At the time of this filing, Dr. DeVarney is not serving on a Board committee.

Pursuant to the DeVarney Agreement, the Company will compensate Dr. DeVarney a quarterly compensation rate of $15,000. Additionally, Dr. DeVarney shall be issued upon the last day of each fiscal quarter based on the number of shares equivalent to $5,000 as determined by the average closing price on the three trading days immediately preceding the last day of such quarter.

Family Relationships

Dr. DeVarney does not have a family relationship with any of the current officers or directors of the Company.

Related Party Transactions

There are no related party transactions with regard to Dr. DeVarney reportable under Item 404(a) of Regulation S-K.

The foregoing contains only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the DeVarney Agreement, and such description is qualified in its entirety by reference to the full text of the DeVarney Agreement, which is filed hereto as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS.

10.1**	Director Agreement with Kate Beebe DeVarney, Ph.D.
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

BIOCORRX INC.

Date: May 15, 2025	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

