Form 10-Q
period 2025-06-30
BioCorRx Inc.
filed 2025-08-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 08, 2025, there were 18,911,994 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$111,872	$88,033
Accounts receivable, net	51,242	-
Grant receivable	153,728	-
Inventory	133,597	-
Prepaid expenses	77,044	29,963
Total current assets	527,483	117,996

Property and equipment, net	11,083	18,977

Right to use assets	179,555	199,184

Other assets:
Intangible assets, net	3,080,422	7,848
Goodwill	2,840,400	-
Deposits, long term	41,936	41,936
Total other assets	5,962,758	49,784

Total assets	$6,680,879	$385,941

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,629,743 and $1,349,465, respectively	$11,805,777	$5,574,831
Deferred revenue, grant	56,590	56,590
Lease liability, short term	41,686	40,057
Notes payable, net of debt discount of $3,216 and $41,452, respectively	1,546,514	1,343,278
Notes payable, related parties, net of debt discount of $0 and $0, respectively	1,108,559	1,192,859
Total current liabilities	14,559,126	8,207,615

Long term liabilities:
Economic Injury Disaster loan, long term	70,290	71,029
Upfront purchase price liability	241,662	-
Royalty liability	147,871	-
Royalty obligation, net of discount of $4,184,810 and $4,418,698, related parties	4,537,290	4,303,402
Lease liability, long term	137,869	159,127

Total liabilities	19,694,108	12,741,173

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 17,281,886 and 13,299,349 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	17,282	13,299
Common stock subscribed	100,000	100,000
Additional paid in capital	72,520,867	70,953,807
Accumulated deficit	(85,283,967)	(83,209,142)
Total deficit attributable to BioCorRx Inc.	(12,624,202)	(12,120,420)
Non-controlling interest	(389,027)	(234,812)
Total deficit	(13,013,229)	(12,355,232)

Total liabilities and deficit	$6,680,879	$385,941

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues, net	$178,238	$4,045	$313,137	$7,665

Operating expenses:
Cost of implants and other costs	-	-	-	1,667
Research and development	296,860	536,362	458,779	750,196
Selling, general and administrative	1,223,321	830,321	2,109,404	1,580,419
Depreciation and amortization	71,977	6,714	96,820	13,427
Total operating expenses	1,592,158	1,373,397	2,665,003	2,345,709

Loss from operations	(1,413,920)	(1,369,352)	(2,351,866)	(2,338,044)

Other income (expenses):
Interest expense - related parties	(164,371)	(203,549)	(324,499)	(390,377)
Interest expense, net	(36,686)	(317,907)	(124,169)	(499,727)
Loss on settlement of debt	(55,000)	-	(187,514)	-
Grant income	154,270	518,667	568,249	631,630
Change in fair value of upfront purchase price liability	(394)	-	(4,894)	-
Change in fair value of royalty liability	33,935	-	31,324	-
Other miscellaneous income	104,890	138,145	164,329	125,059
Total other income (expense)	36,644	135,356	122,826	(133,415)

Loss before provision for income taxes	(1,377,276)	(1,233,996)	(2,229,040)	(2,471,459)

Income taxes	-	-	-	-

Net loss	(1,377,276)	(1,233,996)	(2,229,040)	(2,471,459)

Non-controlling interest	143,858	16,650	154,215	17,337

Net loss attributable to BioCorRx Inc.	$(1,233,418)	$(1,217,346)	$(2,074,825)	$(2,454,122)

Net loss per common share, basic and diluted	$(0.07)	$(0.13)	$(0.13)	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	17,011,680	9,459,532	16,058,504	9,108,695

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2024	80,000	$16,000	160,000	$5,616	13,299,349	$13,299	$100,000	$70,953,807	$(83,209,142)	$(234,812)	$(12,355,232)
Common stock issued for services rendered	-	-	-	-	300,180	300	-	115,858	-	-	116,158
Common stock issued in connection with issuance of promissory notes	-	-	-	-	104,500	105	-	36,695	-	-	36,800
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	2,459,473	2,460	-	962,540	-	-	965,000
Common stock issued in connection with exercise of warrants	-	-	-	-	234,482	234	-	(234)	-	-	-
Common stock issued in connection with APA (Note 4)	-	-	-	-	500,000	500	-	153,000	-	-	153,500
Warrants issued in connection with APA (Note 4)	-	-	-	-	-	-	-	89,770	-	-	89,770
Share-based compensation	-	-	-	-	-	-	-	35,099	-	-	35,099
Imputed interest for related party advances	-	-	-	-	-	-	-	9,094	-	-	9,094
Net loss	-	-	-	-	-	-	-	-	(841,407)	(10,357)	(851,764)
Balance, March 31, 2025 (unaudited)	80,000	$16,000	160,000	$5,616	16,897,984	$16,898	$100,000	$72,355,629	$(84,050,549)	$(245,169)	$(11,801,575)
Common stock issued for services rendered	-	-	-	-	383,902	384	-	124,803	-	-	125,187
Share-based compensation	-	-	-	-	-	-	-	30,715	-	-	30,715
Imputed interest for related party advances	-	-	-	-	-	-	-	9,720	-	-	9,720
Net loss	-	-	-	-	-	-	-	-	(1,233,418)	(143,858)	(1,377,276)
Balance, June 30, 2025 (unaudited)	80,000	$16,000	160,000	$5,616	17,281,886	$17,282	$100,000	$72,520,867	$(85,283,967)	$(389,027)	$(13,013,229)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,229,040)	$(2,471,459)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	96,820	13,427
Amortization of discount on royalty obligation	233,888	237,108
Amortization of debt discount	52,522	421,925
Other income	-	(32,405)
Amortization of right-of-use asset	19,629	43,242
Loss on settlement of debt	187,514	-
Change in fair value of upfront purchase price liability	4,894	-
Change in fair value of royalty liability	(31,324)	-
Stock based compensation	307,159	343,334
Imputed interest for related party advances	18,814	-

Changes in operating assets and liabilities:
Accounts receivable	(51,242)	740
Grant receivable	(153,728)	(33,470)
Prepaid expenses	(47,081)	(9,018)
Accounts payable and accrued expenses	950,355	1,043,732
Deposits	-	2,584
Upfront purchase price liability	(155,673)	-
Lease liability	(19,629)	(47,236)
Deferred revenue	-	(4,045)
Net cash used in operating activities	(816,122)	(491,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to Economic Injury Disaster loan	(739)	(712)
Payment of notes payable – related party	(7,000)	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable – related party	847,700	235,396
Net cash provided by financing activities	839,961	434,684

Net increase (decrease) in cash	23,839	(56,857)
Cash, beginning of period	88,033	65,222

Cash, end of period	$111,872	$8,365

Supplemental disclosures of cash flow information:
Interest paid	$1,439	$9,279
Taxes paid	$-	$-
Warrants issued in connection with issuance of promissory notes	$-	$83,552
Derivative liability recognized in connection with issuance of promissory notes	$-	$26,730
Common stock issued in connection with conversion of promissory notes and accounts payable	$965,000	$809,284
Common stock issued in connection with subscription agreement	-	9
Record right to use assets per ASC 842	-	(225,663)
Record lease liability per ASC 842	-	225,663
Common stock issued in connection with APA (Note 4)	$153,500	$-
Warrants issued in connection with APA (Note 4)	$89,770	$-
Common stock issued in connection with issuance of promissory notes	$36,800	$40,217

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company’s Investigational New Drug Application (IND) for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through June 30, 2025.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025.

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

The following table presents the Company’s net sales by product category for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Sales/access fees	$1,790	$-
Distribution rights income	-	4,045
Supply and distribution sales	176,448	-
Net sales	$178,238	$4,045

The following table presents the Company’s net sales by product category for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Sales/access fees	$1,790	$2,205
Distribution rights income	-	4,045
Membership/program fees	-	1,415
Supply and distribution sales	311,347	-
Net sales	$313,137	$7,665

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of June 30, 2025 and December 31, 2024.

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

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$-	$-
Work-in-progress	-	-
Finished goods	133,597	-
	$133,597	$-

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and six months ended June 30, 2025.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and six months ended June 30, 2025 and 2024.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three and six months ended June 30, 2025 and 2024.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2025	2024
Shares underlying options outstanding	1,530,557	995,187
Shares underlying warrants outstanding	1,532,001	1,765,856
Convertible preferred stock outstanding	240,000	240,000
	3,302,558	3,001,043

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $12,893 and $11,590 as advertising costs for the three months ended June 30, 2025 and 2024, respectively. The Company charged to operations $16,133 and $24,208 as advertising costs for the six months ended June 30, 2025 and 2024, respectively.

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

Grant receivables were $153,728 and $0 as of June 30, 2025 and December 31, 2024, respectively. Deferred revenues related to the grant were $56,590 as of June 30, 2025 and December 31, 2024. $154,270 and $518,667 were recorded as grant income for the three months ended June 30, 2025 and 2024, respectively. $568,249 and $631,630 were recorded as grant income for the six months ended June 30, 2025 and 2024, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $296,860 and $536,362 for the three months ended June 30, 2025 and 2024, respectively. The Company incurred research and development expenses of $458,779 and $750,196 for the six months ended June 30, 2025 and 2024, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2025 and December 31, 2024, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2025, the Company had cash of $111,872 and working capital deficit of $14,031,643. During the six months ended June 30, 2025, the Company used net cash in operating activities of $816,122. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the six months ended June 30, 2025, the Company issued several promissory notes to related parties and received total proceeds of $847,700. The promissory notes bear no interest and are due on demand.

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

On March 25, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025 and the conversion price of the debt was adjusted to $0.34 per share.

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

Pro Forma Financial Information (Unaudited)

The acquired business contributed revenues of $311,347 and earnings of $258,504 to the Company for the period from March 4, 2025 to June 30, 2025. The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on January 1, 2024.

	Three months ended June 30, 2025 (Unaudited)	Three months ended June 30, 2024 (Unaudited)	Six months ended June 30, 2025 (Unaudited)	Six months ended June 30, 2024 (Unaudited)
Total revenue	$178,238	$180,493	$313,137	$319,012
Net loss	$(1,181,002)	$(1,358,449)	$(2,056,819)	$(2,567,788)

These pro forma amounts have been calculated after applying the Company’s accounting policies and reflecting the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2024, with the consequential tax effects.

During the period from March 4, 2025 to June 30, 2025, the Company incurred $219,359 of acquisition-related costs. These expenses are included in operating expenses on the Company’s consolidated statement of operations for the three and six months ended June 30, 2025. The 2025 supplemental pro forma earnings were adjusted to exclude the $219,359 of acquisition-related costs, and instead, these costs are reflected in pro forma earnings for the three and six months ended June 30, 2024 in the table above.

NOTE 5 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Prepaid insurance	$38,556	$20,628
Prepaid subscription services	38,488	9,335
	$77,044	$29,963

NOTE 6 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(183,468)	(175,574)
	$11,083	$18,977

Depreciation expense charged to operations amounted to $4,130 and $6,419, respectively, for the three months ended June 30, 2025 and 2024. Depreciation expense charged to operations amounted to $7,894 and $12,838, respectively, for the six months ended June 30, 2025 and 2024.

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

Lease liability is summarized below:

	June 30,	December 31,
	2025	2024
Total lease liability	$179,555	$199,184
Less: short term portion	41,686	40,057
Long term portion	$137,869	$159,127

Maturity analysis under these lease agreements are as follows:

Total
2025	$27,272
2026	54,544
2027	54,544
2028	54,544
2029	18,181
Subtotal	209,085
Less: Present value discount	(29,530)
Lease liability	$179,555

Lease expense for the three months ended June 30, 2025 and 2024 was comprised of the following:

	Three Months Ended
	June 30,
	2025	2024
Operating lease expense	$13,636	$18,339
	$13,636	$18,339

Lease expense for the six months ended June 30, 2025 and 2024 was comprised of the following:

	Six Months Ended
	June 30,
	2025	2024
Operating lease expense	$27,272	$47,436
	$27,272	$47,436

During the six months ended June 30, 2025 and 2024, the Company paid $27,272 and $51,430 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term	3.8	4.3

NOTE 8 – INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Patents	$15,200	$15,200
Trademark	452,000	-
Customer base	2,709,500	-
	3,176,700	15,200
Less accumulated amortization	(96,278)	(7,352)
	$3,080,422	$7,848

Patents

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended June 30, 2025 and 2024, the Company recorded amortization expense of $295. During the six months ended June 30, 2025 and 2024, the Company recorded amortization expense of $589. As of June 30, 2025, the accumulated amortization of these patents was $7,941.

The future amortization of the patents are as follows:

Year	Amount
2025	580
2026	1,169
2027	1,169
2028	1,169
2029 and after	3,172
$7,259

Trademark

The fair value of trademark acquired in the business combination on March 4, 2025 was $452,000. Trademark is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three and six months ended June 30, 2025.

Customer base

The fair value of customer base acquired in the business combination on March 4, 2025 was $2,709,500. Amortization is computed on straight-line method based on estimated useful lives of 10 years. During the three months ended June 30, 2025, the Company recorded amortization expense of $67,552. During the six months ended June 30, 2025, the Company recorded amortization expense of $88,337. As of June 30, 2025, the accumulated amortization was $88,337.

The future amortization of the customer base are as follows:

Year	Amount
2025	136,588
2026	270,950
2027	270,950
2028	270,950
2029 and after	1,671,725
$2,621,163

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Accounts payable	$3,705,309	$3,023,517
Interest payable on notes payable	1,380,853	1,328,653
Interest payable on notes payable, related parties	691,820	620,023
Deferred insurance	40,846	14,724
Accrual of interest and loss on contingency	258,000	410,823
Interest payable on EIDL loan	5,492	5,550
Line of credit	26,959	-
Accrual of interest on unpaid upfront purchase price	5,428	-
Research and development required expenditures	5,307,421	-
Accrued expenses	383,649	171,541
	$11,805,777	$5,574,831

NOTE 10 - NOTES PAYABLE

As of June 30, 2025 and December 31, 2024, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of June 30, 2025 and December 31, 2024 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of June 30, 2025 and December 31, 2024 is $200,000. The interest expense during the three months ended June 30, 2025 and 2024 were $12,466. The interest expense during the six months ended June 30, 2025 and 2024 were $24,795 and $24,932, respectively.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of June 30, 2025 and December 31, 2024 was $100,000. The interest expense during the three months ended June 30, 2025 and 2024 was $6,233. The interest expense during the six months ended June 30, 2025 and 2024 was $12,397 and $12,466, respectively. The Company made an interest payment of $0 and $6,250, respectively, during the six months ended June 30, 2025 and 2024. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. The debt discount had been fully amortized as interest expense as of October 6, 2023.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of June 30, 2025 and December 31, 2024 was $61,250. The interest expense during the three months ended June 30, 2025 and 2024 was $0 and $2,493, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $0 and $4,729, respectively. The Company made an interest payment of $0 and $1,563, respectively, during the six months ended June 30, 2025 and 2024. During the three months ended June 30, 2025 and 2024, the Company amortized $0 debt discount as interest expense. During the six months ended June 30, 2025 and 2024, the Company amortized $3,483 and $395 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $22,514 was recognized on February 6, 2025. The balance outstanding as of June 30, 2025 and December 31, 2024 was $177,000. The interest expense during the three months ended June 30, 2025 and 2024 was $0 and $2,992, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $0 and $5,984, respectively. During the three months ended June 30, 2025 and 2024, the Company amortized $1,324 and $29,683 of debt discount as interest expense, respectively. During the six months ended June 30, 2025 and 2024, the Company amortized $10,056 and $59,367 of debt discount as interest expense, respectively.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. The balance outstanding as of June 30, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended June 30, 2025 and 2024 was $4,114 and $6,365, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $5,470 and $10,753, respectively. During the three months ended June 30, 2025 and 2024, the Company amortized $0 and $64,299 of debt discount as interest expense, respectively. During the six months ended June 30, 2025 and 2024, the Company amortized $9,500 and $122,016 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025. And the conversion price of the debt was adjusted to $0.34. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on April 7, 2025. The balance outstanding as of June 30, 2025 and December 31, 2024 was $330,000. The interest expense during the three months ended June 30, 2025 and 2024 was $4,068 and $4,388, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $4,068 and $8,776, respectively. During the three months ended June 30, 2025 and 2024, the Company amortized $0 and $56,910 of debt discount as interest expense, respectively. During the six months ended June 30, 2025 and 2024, the Company amortized $19,983 and $107,026 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. The balance outstanding as of June 30, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended June 30, 2025 and 2024 was $4,114 and $12,440, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $5,470 and $13,260, respectively. During the three months ended June 30, 2025 and 2024, the Company amortized $0 and $47,039 of debt discount as interest expense. During the six months ended June 30, 2025 and 2024, the Company amortized $9,500 and $55,826 of debt discount as interest expense.

The interest expense during the three months ended June 30, 2025 and 2024 were $36,563 and $317,907, respectively. The interest expense during the six months ended June 30, 2025 and 2024 were $124,046 and $499,727, respectively. As of June 30, 2025 and December 31, 2024, the accumulated interest on notes payable was $1,380,853 and $1,328,653, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of June 30, 2025 and December 31, 2024 were summarized as below:

	June 30,	December 31,
	2025	2024
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022	100,000	100,000
Promissory note payable dated January 25, 2023, net of debt discount of $0 and $3,483, respectively	61,250	57,767
Promissory note payable dated September 6, 2023, net of debt discount of $3,216 and $7,961, respectively	173,784	169,039
Promissory note payable dated November 10, 2023, net of debt discount of $0 and $9,500, respectively	330,000	265,500
Promissory note payable dated December 8, 2023, net of debt discount of $0 and $11,008, respectively	330,000	263,992
Promissory note payable dated March 14, 2024, net of debt discount of $0 and $9,500, respectively	330,000	265,500
	$1,546,514	$1,343,278

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of June 30, 2025 and December 31, 2024, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of June 30, 2025 and December 31, 2024 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of June 30, 2025 and December 31, 2024 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of June 30, 2025 and December 31, 2024 is $500,000. The interest expense during the three months ended June 30, 2025 and 2024 were $31,164. The interest expense during the six months ended June 30, 2025 and 2024 were $61,986 and $62,328, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

Since September 2022, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the three months ended June 30, 2025 and 2024 was $0 and $789, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $0 and $3,781, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended June 30, 2025 and 2024, the Company amortized $0 and $48,110 of debt discount as interest expense. During the six months ended June 30, 2025 and 2024, the Company amortized $0 and $77,295 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $812,500 advances from Mr. Lucido. On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. As of June 30, 2025 and December 31, 2024, the outstanding balance of advances from Mr. Lucido was $112,500 and 225,000, respectively. As of June 30, 2025 and December 31, 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the three months ended June 30, 2025, the Company also recognized imputed interest of $1,475 for advances from Mr. Lucido based on an imputed interest of 10% per annum. During the six months ended June 30, 2025, the Company also recognized imputed interest of $6,729 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

As of June 30, 2025 and December 31, 2024, the Company owed $330,949 and $302,749 advances to Lourdes Felix, respectively. During the three months ended June 30, 2025, the Company also recognized imputed interest of $8,245 for advances from Lourdes Felix based on an imputed interest of 10% per annum. During the six months ended June 30, 2025, the Company also recognized imputed interest of $12,085 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

The interest expense – related parties during the three months ended June 30, 2025 and 2024 were $164,371 and $203,549, respectively, which includes the amortization of royalty obligations as interest expense of $118,554 (see Note 13). The interest expense – related parties during the six months ended June 30, 2025 and 2024 were $324,499 and $390,377, respectively, which includes the amortization of royalty obligations as interest expense of $233,888 and $237,108, respectively (see Note 13). As of June 30, 2025 and December 31, 2024, the accumulated interest on related parties notes payable was $691,820 and $620,023, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of June 30, 2025 and December 31, 2024 were summarized as below:

	June 30,	December 31,
	2025	2024
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	112,500	225,000
Advances from Lourdes Felix	330,949	302,749
Promissory notes payables to Kent Emry	663,610	663,610
	$1,108,559	$1,192,859

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

The interest expense during the three months ended June 30, 2025 and 2024 was $695. The interest expense during the six months ended June 30, 2025 and 2024 was $1,382 and $1,390, respectively. As of June 30, 2025 and December 31, 2024, the accumulated interest on EIDL Loan was $5,492 and $5,550, respectively.

During the six months ended June 30, 2025 and 2024, the Company made interest payment of $1,439 and $1,466, respectively.

The future principal payments are as follows:

Year	Amount
2025	$-
2026	16
2027	1,598
2028	1,651
2029 and after	67,025
$70,290

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

During the three months ended June 30, 2025 and 2024, the Company amortized $118,554 as interest expense. During the six months ended June 30, 2025 and 2024, the Company amortized $233,888 and $237,108, respectively, as interest expense.

NOTE 14 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of June 30, 2025 and December 31, 2024, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of June 30, 2025 and December 31, 2024, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of June 30, 2025 and December 31, 2024, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

Common stock

Six months ended June 30, 2024

During the six months ended June 30, 2024, the Company issued an aggregate of 360,998 shares of its common stock for services rendered valued at $264,404 based on the underlying market value of the common stock at the date of grant, among which 121,918 shares valued at $85,154 were issued to the board of directors for board compensation.

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

During the six months ended June 30, 2024, the Company issued 460,477 shares of its common stock at $1.18 per share in connection with conversion of the promissory note then outstanding of $446,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000. During the six months ended June 30, 2024, the Company also issued 224,196 shares of its common stock at $1.18 per share in connection with conversion of director fees of $265,000.

During the six months ended June 30, 2024, the Company issued 9,374 shares of its common stock in connection with the 2023 Q4 Lucido Subscription Agreement (as defined below) and the 2023 Q4 Galligan Subscription Agreement (as defined below).

Six months ended June 30, 2025

During the six months ended June 30, 2025, the Company issued an aggregate of 684,082 shares of its common stock for services rendered valued at $241,345 based on the underlying market value of the common stock at the date of grant among which 148,046 shares valued at $56,538 were issued to the board of directors for board compensation. No gain or loss was recognized.

During the six months ended June 30, 2025, the Company issued an aggregate of 104,500 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 10). The 104,500 shares of common stock were valued at an aggregate value of $36,800.

During the six months ended June 30, 2025, the Company issued 1,770,452 shares of its common stock at $0.41 per share in connection with conversion of the promissory note then outstanding of $725,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. During the six months ended June 30, 2025, the Company also issued 585,394 shares of its common stock at $0.34 per share in connection with conversion of the promissory note then outstanding of $200,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. During the six months ended June 30, 2025, the Company also issued 103,627 shares of its common stock at $0.39 per share in connection with conversion of accounts payable of $40,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized.

During the six months ended June 30, 2025, one holder of the warrants elected to exercise their warrants on a cashless basis. An aggregate of 234,482 shares of common stock were issued to the holder.

During the six months ended June 30, 2025, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share.

As of June 30, 2025 and December 31, 2024, the Company had 17,281,886 shares and 13,299,349 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% 290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of June 30, 2025, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 630,350 stock options. As of June 30, 2025, an aggregate total of 25,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of June 30, 2025, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 535,330 stock options. As of June 30, 2025, an aggregate total of 159,670 options can still be granted under the plan.

During the six months ended June 30, 2025, the Company approved the grant of 163,037 stock options to one director valued at $65,814. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the six months ended June 30, 2025:

2025
Risk-free interest rate	3.79-3.96%
Expected term (years)	5.00
Expected volatility	171.10-171.53%
Expected dividends	0.00

The following table summarizes the stock option activity for the six months ended June 30, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2024	1,372,520	$4.15	3.4	$20,906
Grants	163,037	0.39	4.9	-
Expired	(5,000)	6.00
Outstanding at June 30, 2025	1,530,557	$3.75	3.1	$13,532
Exercisable at June 30, 2025	1,530,557	$3.75	3.1	$13,532

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.36 as of June 30, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2025:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	1,160,083	3.3	1,160,083	3.3
2.51-5.00	50,474	0.5	50,474	0.5
5.01 and up	320,000	2.9	320,000	2.9
	1,530,557	3.1	1,530,557	3.1

The stock-based compensation expense related to option grants were $30,715 and $30,480 during the three months ended June 30, 2025 and 2024, respectively. The stock-based compensation expense related to option grants were $65,814 and $78,930 during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, no stock-based compensation related to options remains unamortized.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2025:

Risk-free interest rate	3.96%
Expected term (years)	2.00
Expected volatility	161.00%
Expected dividends	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$2.17	1,532,001	1.4	$2.17	1,532,001	1.4
$2.17	1,532,001	1.4	$2.17	1,532,001	1.4

The following table summarizes the warrant activity for the six months ended June 30, 2025:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at December 31, 2024	1,765,856	$2.69
Grants	500,000	1.00
Exercise	(400,000)	0.60
Expired	(333,855)	5.06
Outstanding at June 30, 2025	1,532,001	$2.17
Exercisable at June 30, 2025	1,532,001	$2.17

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

As of June 30, 2025 and December 31, 2024, the Company’s related party payable was $1,629,743 and 1,349,465, which comprised of compensation payable and interest payable to directors.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2025 included 99% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2024 included 100% from three customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2025 included 99% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2024 included 89% from six customers of the Company’s total revenues.

At June 30, 2025, two customers accounted for 100% of the Company’s total accounts receivable with an aggregate amount of $51,242. At December 31, 2024, the Company had $ $0 accounts receivable.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through June 30, 2025.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended June 30, 2025:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(594,446)	$(5)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(143,856)	$(2)

Net loss attributable to the non-controlling interest for the three months ended June 30, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(67,251)	$(1,072)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(16,275)	$(375)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2025:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(637,230)	$(15)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(154,210)	$(5)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(68,800)	$(1,964)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(16,650)	$(687)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2025:

Balance, December 31, 2024	$(234,812)
Net loss attributable to the non-controlling interest	(154,215)
Balance, June 30, 2025	(389,027)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2024:

Balance, December 31, 2023	$(128,834)
Net loss attributable to the non-controlling interest	(17,337)
Balance, June 30, 2024	(146,171)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of June 30, 2025 and December 31, 2024. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of June 30, 2025 and December 31, 2024, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of June 30, 2025 and December 31, 2024, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of June 30, 2025, the Public Offering has not yet been abandoned by the Company.

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

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of June 30, 2025, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days’ written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of June 30, 2025 is $503,089.

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

As of June 30, 2025, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

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

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a settlement agreement with Pellecome (the “Settlement Agreement”) pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of June 30, 2025, $258,000 remains outstanding.

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

	June 30,	December 31,
	2025	2024
Cash	$111,872	$88,033

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Research and development	$296,860	$536,362	$458,779	$750,196
Selling, general and administrative	$1,223,321	$830,321	$2,109,404	$1,580,419

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

Changes in fair value of the contingent payments during the three and six months ended June 30, 2025 were as follows:

	Upfront Purchase Price	Royalty Payment
Fair value on the acquisition date	$392,441	$192,365
Payments	(67,449)	(4,047)
Change in fair value	4,500	2,611
Fair value as of March 31, 2025	$329,492	$190,929
Payments	(88,224)	(9,123)
Change in fair value	394	(33,935)
Fair value as of June 30, 2025	241,662	147,871

NOTE 22 - SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company issued an aggregate of 72,597 shares of its common stock for the Company’s President stock compensation and consulting services valued at $29,875.

On July 29, 2025, the Company entered into a securities purchase agreement with accredited investors. Pursuant to the agreement the Purchasers purchased from the Company, for an aggregate purchase price of $350,000: (i) common stock purchase warrant to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, and (ii) an aggregate of 1,000,000 shares of Common Stock.

On July 18, 2025 the Company entered into an exchange agreement with Louis Lucido and issued an aggregate of 582,511 shares of its common stock to exchange related party advances of $212,500.

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

Grant receivables were $153,728 and $0 as of June 30, 2025 and December 31, 2024, respectively. Deferred revenues related to the grant were $56,590 as of June 30, 2025 and December 31, 2024. $154,270 and $518,667 were recorded as grant income during the three months ended June 30, 2025 and 2024, respectively. $568,249 and $631,630 were recorded as grant income during the six months ended June 30, 2025 and 2024, respectively.

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

Recent Developments

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of June 30, 2025 and December 31, 2024 was $61,250. The interest expense during the three months ended June 30, 2025 and 2024 was $0 and $2,493, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $0 and $4,729, respectively. The Company made an interest payment of $0 and $1,563, respectively, during the six months ended June 30, 2025 and 2024. During the three months ended June 30, 2025 and 2024, the Company amortized $0 debt discount as interest expense. During the six months ended June 30, 2025 and 2024, the Company amortized $3,483 and $395 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $22,514 was recognized on February 6, 2025. The balance outstanding as of June 30, 2025 and December 31, 2024 was $177,000. The interest expense during the three months ended June 30, 2025 and 2024 was $0 and $2,992, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $0 and $5,984, respectively. During the three months ended June 30, 2025 and 2024, the Company amortized $1,324 and $29,683 of debt discount as interest expense, respectively. During the six months ended June 30, 2025 and 2024, the Company amortized $10,056 and $59,367 of debt discount as interest expense, respectively.

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

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. The balance outstanding as of June 30, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended June 30, 2025 and 2024 was $4,114 and $6,365, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $5,470 and $10,753, respectively. During the three months ended June 30, 2025 and 2024, the Company amortized $0 and $64,299 of debt discount as interest expense, respectively. During the six months ended June 30, 2025 and 2024, the Company amortized $9,500 and $122,016 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025. And the conversion price of the debt was adjusted to $0.34. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on April 7, 2025. The balance outstanding as of June 30, 2025 and December 31, 2024 was $330,000. The interest expense during the three months ended June 30, 2025 and 2024 was $4,068 and $4,388, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $4,068 and $8,776, respectively. During the three months ended June 30, 2025 and 2024, the Company amortized $0 and $56,910 of debt discount as interest expense, respectively. During the six months ended June 30, 2025 and 2024, the Company amortized $19,983 and $107,026 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. The balance outstanding as of June 30, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended June 30, 2025 and 2024 was $4,114 and $12,440, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $5,470 and $13,260, respectively. During the three months ended June 30, 2025 and 2024, the Company amortized $0 and $47,039 of debt discount as interest expense. During the six months ended June 30, 2025 and 2024, the Company amortized $9,500 and $55,826 of debt discount as interest expense.

Since September 2022, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the three months ended June 30, 2025 and 2024 was $0 and $789, respectively. The interest expense during the six months ended June 30, 2025 and 2024 was $0 and $3,781, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended June 30, 2025 and 2024, the Company amortized $0 and $48,110 of debt discount as interest expense. During the six months ended June 30, 2025 and 2024, the Company amortized $0 and $77,295 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $812,500 advances from Mr. Lucido. On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. As of June 30, 2025 and December 31, 2024, the outstanding balance of advances from Mr. Lucido was $112,500 and 225,000, respectively. As of June 30, 2025 and December 31, 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the three months ended June 30, 2025, the Company also recognized imputed interest of $1,475 for advances from Mr. Lucido based on an imputed interest of 10% per annum. During the six months ended June 30, 2025, the Company also recognized imputed interest of $6,729 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

As of June 30, 2025 and December 31, 2024, the Company owed $330,949 and $302,749 advances to Lourdes Felix, respectively. During the three months ended June 30, 2025, the Company also recognized imputed interest of $8,245 for advances from Lourdes Felix based on an imputed interest of 10% per annum. During the six months ended June 30, 2025, the Company also recognized imputed interest of $12,085 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

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

Results of Operations

Three months ended June 30, 2025 Compared with Three months ended June 30, 2024

	2025	2024
Revenues, net	$178,238	$4,045
Total operating expenses	(1,592,158)	(1,373,397)
Interest expense – related parties	(164,371)	(203,549)
Interest expense, net	(36,686)	(317,907)
Loss on settlement of debt	(55,000)	-
Grant income	154,270	518,667
Change in fair value of upfront purchase price liability	(394)	-
Change in fair value of royalty liability	33,935	-
Other miscellaneous income	104,890	138,145
Net loss	(1,377,276)	(1,233,996)
Non-controlling interest	143,858	16,650
Net loss attributable to BioCorRx Inc.	$(1,233,418)	$(1,217,346)

Revenues

Total net revenues for the three months ended June 30, 2025 were $178,238 compared with $4,045 for the three months ended June 30, 2024, reflecting an increase of 4,306%. The primary reason for the increase in net revenues is directly related to the new Lucemyra® distribution sales. Sales/access fees for the three months ended June 30, 2025 and 2024 were $1,790 and $0, respectively, reflecting an increase of $1,790. The primary reason for the increase in 2025 is directly related to the increased number of patients treated at licensed clinics. Distribution rights income for the three months ended June 30, 2025 and 2024 were $0 and $4,045, respectively. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. The supply and distribution net sales for the three months ended June 30, 2025 and 2024 were $176,448 and $0, respectively. BioCorRx Pharmaceuticals, Inc. entered into several exclusive and nonexclusive distribution agreements as part of the USWM LLC Asset Purchase Agreement dated March 4, 2025. The distribution arrangements may include: (i) that the Company grants rights to the counterparty to distribute the product, and (ii) the Company supplies the product. Under an exclusive distribution and supply arrangement, the services are not distinct, and revenue is recognized as a single performance obligation. Distribution sales are generated through the distribution arrangements. The Company receives a share of the net distributable profits earned by its distributors, which is recognized when one or more of the following events occur: (i) control of the asset transfers to the end customer; and (ii) the single performance obligation has been satisfied.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2025 and 2024 were $1,592,158 and $1,373,397, respectively, reflecting an increase of $218,761. The reasons for the increase in 2025 are primarily due to an increase of $226,682 in consulting expense from $124,673 for the three months ended June 30, 2024 to $351,355 for the three months ended June 30, 2025.

Interest Expense - Related Parties

Interest expense - related parties for the three months ended June 30, 2025 and 2024 were $164,371 and $203,549, respectively. The decrease was mainly due to the full amortization of certain debt discounts before 2025.

Interest Expense

Interest expense for the three months ended June 30, 2025 and 2024 were $36,686 and $317,907, respectively. The decrease was mainly due to (i) the full amortization of certain debt discounts before 2025 and (ii) the accrual of interest pursuant to the California Superior Court for Orange County’s amended judgement in favor of Pellecome during 2024.

Loss on Settlement of Debt

Loss on settlement of debt for the three months ended June 30, 2025 and 2024 were $55,000 and $0, respectively. The increase is mainly due to the amendment to one promissory note during the second quarter of 2025, which was treated as an extinguishment of the old debt and an issuance of the new debt.

Grant Income

During the three months ended June 30, 2025 and 2024, the Company recognized grant income of $154,270 as compared to $518,667 for the comparable period last year. The decrease in grant income was due to:

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

Change in fair value of upfront purchase price liability

Change in fair value of upfront purchase price liability for the three months ended June 30, 2025 was a loss of $394. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay upfront purchase price of $400,000 via Seller’s retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The upfront purchase price is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Change in fair value of royalty liability

Change in fair value of royalty liability for the three months ended June 30, 2025 was a gain of $33,935. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. The royalty payment is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Other Miscellaneous Income

Other miscellaneous income for the three months ended June 30, 2025 and 2024 were $104,890 and $138,145, respectively. The miscellaneous income for the three months ended June 30, 2025 was mainly due to the refundable tax credit received from Internal Revenue Service.  The miscellaneous income for the three months ended June 30, 2024 was mainly due to the grant pass-through expenses incurred.

Net Loss

For the three months ended June 30, 2025, the Company experienced a net loss of $1,377,276 compared with a net loss of $1,233,996 for the three months ended June 30, 2024. The increase in net loss is primarily due to the increased operating expenses and decreased grant income, net of increased revenues and decreased interest expenses.

Six months ended June 30, 2025 Compared with Six months ended June 30, 2024

	2025	2024
Revenues, net	$313,137	$7,665
Total operating expenses	(2,665,003)	(2,345,709)
Interest expense – related parties	(324,499)	(390,377)
Interest expense, net	(124,169)	(499,727)
Loss on settlement of debt	(187,514)	-
Grant income	568,249	631,630
Change in fair value of upfront purchase price liability	(4,894)	-
Change in fair value of royalty liability	31,324	-
Other miscellaneous income	164,329	125,059
Net loss	(2,229,040)	(2,471,459)
Non-controlling interest	154,215	17,337
Net loss attributable to BioCorRx Inc.	$(2,074,825)	$(2,454,122)

Revenues

Total net revenues for the six months ended June 30, 2025 were $313,137 compared with $7,665 for the six months ended June 30, 2024, reflecting an increase of 3,985%. The primary reason for the increase in net revenues is directly related to the new Lucemyra® distribution sales. Sales/access fees for the six months ended June 30, 2025 and 2024 were $1,790 and $2,205, respectively, reflecting a decrease of $415. The primary reason for the decrease in 2025 is directly related to the decreased number of patients treated at licensed clinics. Distribution rights income for the six months ended June 30, 2025 and 2024 were $0 and $4,045, respectively. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the six months ended June 30, 2025 and 2024 were $0 and $1,415, respectively. The primary reason for the decrease in 2025 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program. The supply and distribution net sales for the six months ended June 30, 2025 and 2024 were $311,347 and $0, respectively. BioCorRx Pharmaceuticals, Inc. entered into several exclusive and nonexclusive distribution agreements as part of the USWM LLC Asset Purchase Agreement dated March 4, 2025. The distribution arrangements may include: (i) that the Company grants rights to the counterparty to distribute the product, and (ii) the Company supplies the product. Under an exclusive distribution and supply arrangement, the services are not distinct, and revenue is recognized as a single performance obligation. Distribution sales are generated through the distribution arrangements. The Company receives a share of the net distributable profits earned by its distributors, which is recognized when one or more of the following events occur: (i) control of the asset transfers to the end customer; and (ii) the single performance obligation has been satisfied.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2025 and 2024 were $2,665,003 and $2,345,709, respectively, reflecting an increase of $319,294. The reasons for the increase in 2025 are primarily due to (i) an increase of $229,129 in consulting expense from $263,155 for the six months ended June 30, 2024 to $492,284 for the six months ended June 30, 2025, (ii) an increase of $198,684 in accounting and legal fees from $607,148 for the six months ended June 30, 2024 to $805,832 for the six months ended June 30, 2025, and (iii) an increase of $83,393 in depreciation and amortization from $13,427 for the six months ended June 30, 2024 to $96,820 for the six months ended June 30, 2025, partially offset by a decrease of $291,417 in research and development expense from $750,196 for the six months ended June 30, 2024 to $458,779 for the six months ended June 30, 2025.

Interest Expense - Related Parties

Interest expense - related parties for the six months ended June 30, 2025 and 2024 were $324,499 and $390,377, respectively. The decrease was mainly due to the full amortization of certain debt discounts before 2025.

Interest Expense

Interest expense for the six months ended June 30, 2025 and 2024 were $124,169 and $499,727, respectively. The decrease was mainly due to (i) the full amortization of certain debt discounts before 2025 and (ii) the accrual of interest pursuant to the California Superior Court for Orange County’s amended judgement in favor of Pellecome during 2024.

Loss on Settlement of Debt

Loss on settlement of debt for the six months ended June 30, 2025 and 2024 were $187,514 and $0, respectively. The increase is mainly due to the amendments to promissory notes during 2025, which were treated as an extinguishment of the old debts and an issuance of the new debts.

Grant Income

During the six months ended June 30, 2025 and 2024, the Company recognized grant income of $568,249 as compared to $631,630 for the comparable period last year. The decrease in grant income was due to:

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

Change in fair value of upfront purchase price liability

Change in fair value of upfront purchase price liability for the six months ended June 30, 2025 was a loss of $4,894. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay upfront purchase price of $400,000 via Seller’s retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The upfront purchase price is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Change in fair value of royalty liability

Change in fair value of royalty liability for the six months ended June 30, 2025 was a gain of $31,324. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. The royalty payment is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Other Miscellaneous Income

Other miscellaneous income for the six months ended June 30, 2025 and 2024 were $164,329 and $125,059, respectively. The miscellaneous income for the six months ended June 30, 2025 was mainly due to the refundable tax credit received from Internal Revenue Service.  The miscellaneous income for the six months ended June 30, 2024 was mainly due to the grant pass-through expenses incurred.

Net Loss

For the six months ended June 30, 2025, the Company experienced a net loss of $2,229,040 compared with a net loss of $2,471,459 for the six months ended June 30, 2024. The decrease in net loss is primarily due to the increased revenues and the decreased interest expenses, net of the increased operating expenses and decreased grant income.

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash of $111,872. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2025	2024
Net cash used in operating activities	$(816,122)	$(491,541)
Net cash provided by financing activities	839,961	434,684
Net increase (decrease) in cash	23,839	(56,857)
Cash, beginning of period	88,033	65,222
Cash, end of period	$111,872	$8,365

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $816,122 for the six months ended June 30, 2025 compared to $491,541 used in operating activities for the six months ended June 30, 2024. The decrease was primarily due to non-cash adjustments of $136,715, an increase in operating assets of $212,887, and a decrease in operating liabilities of $217,398, but net a decrease in net loss of $242,419.

Net Cash Flow from Financing Activities

Net cash provided by financing activities increased by $405,277, from $434,684 provided by financing activities for the six months ended June 30, 2024 to $839,961 cash provided by financing activities for the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company received $35,200 advances from Lourdes Felix, and $812,500 advances from Mr. Lucido. During the six months ended June 30, 2025, the Company repaid $7,000 to Lourdes Felix.

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

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2025, the Company had a working capital deficit of $(14,031,643), and an accumulated deficit of $85,283,967. The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls. As of June 30, 2025, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a Settlement Agreement with Pellecome pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of June 30, 2025, $258,000 remains outstanding.

(2)

In July 2025, the Company received notice of a civil complaint that had been filed in the Western District of Washington and styled Andrew P. Malon ex rel. United States v. Biocorrx, Inc, LLC and Biocorrx Pharmaceuticals, Inc., No. 2:24-cv-01099. The complaint was filed by a relator under seal in July 2024 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleges the Company violated terms and conditions of an NIH/NIDA grant with regard to research overhead and accounting entries for non-research staff, as well as changing project scope without obtaining NIH approval in advance. BioCorRx Inc. and BioCorRx Pharmaceuticals, Inc. have specially appeared to challenge service and jurisdiction and they intend to vigorously contest this matter.

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

During the six months ended June 30, 2025, the Company issued an aggregate of 684,082 shares of its common stock for services rendered valued at $241,345 based on the underlying market value of the common stock at the date of grant among which 148,046 shares valued at $56,538 were issued to the board of directors for board compensation. No gain or loss was recognized.

During the six months ended June 30, 2025, the Company issued an aggregate of 104,500 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 10). The 104,500 shares of common stock were valued at an aggregate value of $36,800.

During the six months ended June 30, 2025, the Company issued 1,770,452 shares of its common stock at $0.41 per share in connection with conversion of the promissory note then outstanding of $725,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. During the six months ended June 30, 2025, the Company also issued 585,394 shares of its common stock at $0.34 per share in connection with conversion of the promissory note then outstanding of $200,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. During the six months ended June 30, 2025, the Company also issued 103,627 shares of its common stock at $0.39 per share in connection with conversion of accounts payable of $40,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized.

During the six months ended June 30, 2025, one holder of the warrants elected to exercise their warrants on a cashless basis. An aggregate of 234,482 shares of common stock were issued to the holder.

During the six months ended June 30, 2025, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

-Not applicable.

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

BIOCORRX INC.

Date: August 14, 2025	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

