Form 10-Q
period 2025-09-30
BioCorRx Inc.
filed 2025-11-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 000-54208

BioCorRx Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0967447
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2390 East Orangewood Avenue, Suite 570, Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

(714) 462-4880

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 08, 2025, there were 23,685,343 shares of registrant's common stock outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms "BioCorRx," "Company," "we," "us," and "our" in this document refer to BioCorRx Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

BIOCORRX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$287,688	$88,033
Accounts receivable, net	194,442	-
Grant receivable	761,515	-
Inventory	155,367	-
Prepaid expenses	63,164	29,963
Total current assets	1,462,176	117,996

Property and equipment, net	7,685	18,977
Right to use assets	169,443	199,184

Other assets:
Intangible assets, net	3,011,833	7,848
Goodwill	2,840,400	-
Deposits, long term	41,936	41,936
Total other assets	5,894,169	49,784
Total assets	$7,533,473	$385,941
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,629,743 and $1,349,465, respectively	$12,400,939	$5,574,831
Deferred revenue-grant	56,590	56,590
Lease liability, short term	41,686	40,057
Notes payable, net of debt discount of $3,216 and $41,452	1,547,853	1,343,278
Notes payable, related parties	991,059	1,192,859
Total current liabilities	15,038,127	8,207,615
Long term liabilities:
EIDL loan, long term	69,803	71,029
Upfront purchase price liability	85,440	-
Royalty liability	317,577	-
Royalty obligation, net of discount of $4,184,810 and $4,418,698, related parties	4,659,064	4,303,402
Lease liability, long term	127,757	159,127
Total liabilities	20,297,768	12,741,173
Commitments and contingencies
Deficit:
Preferred stock, no par value; 600,000 shares authorized at September 30, 2025 and December 31, 2024	-	-
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 20,188,029 and 13,299,349 shares issued and outstanding as of as of September 30, 2025 and December 31, 2024, respectively	20,188	13,299
Common stock subscribed	100,000	100,000
Additional paid in capital	73,575,400	70,953,807
Accumulated deficit	(87,201,843)	(83,209,142)
Total deficit attributable to BioCorRx, Inc.	(13,484,639)	(12,120,420)
Non-controlling interest	720,344	(234,812)
Total deficit	(12,764,295)	(12,355,232)
Total liabilities and deficit	$7,533,473	$385,941

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues, net	$635,224	$-	$948,362	$7,665

Operating expenses:
Cost of implants and other costs	358,812	-	358,813	1,667
Research and development	1,004,660	460,138	1,463,439	1,210,334
Selling, general and administrative	1,145,353	1,192,869	3,254,760	2,773,288
Depreciation and amortization	71,986	6,714	168,807	20,141
Total operating expenses	2,580,811	1,659,721	5,245,819	4,005,430

Loss from operations	(1,945,587)	(1,659,721)	(4,297,457)	(3,997,765)

Other income (expenses):
Interest expense – related party	(195,515)	(158,267)	(520,013)	(548,644)
Interest expense, net	(29,672)	(148,999)	(153,841)	(648,726)
Loss on settlement of debt	-	(123,563)	(187,514)	(123,563)
Grant income	867,130	572,777	1,435,379	1,204,407
Change in fair value of upfront purchase price liability	(1,785)	-	(6,679)	-
Change in fair value of royalty liability	-	-	31,324	-
Other miscellaneous income	496,927	4,763	661,256	129,822
Total other income (expenses)	1,137,085	146,711	1,259,912	13,296

Net loss before provision for income taxes	(808,502)	(1,513,010)	(3,037,545)	(3,984,469)

Net loss	(808,502)	(1,513,010)	(3,037,545)	(3,984,469)

Non-controlling interest	(1,109,371)	25,623	(955,156)	42,960

NET LOSS ATTRIBUTIBLE TO BIOCORRX, INC.	$(1,917,873)	$(1,487,387)	$(3,992,701)	$(3,941,509)

Net loss per common share, basic and diluted	$(0.11)	$(0.14)	$(0.24)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	18,162,783	10,908,291	16,901,306	9,712,939

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2024	80,000	16,000	160,000	5,616	13,299,349	13,299	100,000	70,953,807	(83,209,142)	(234,812)	(12,355,232)
Common stock issued for services rendered	-	-	-	-	300,180	300	-	115,858	-	-	116,158
Common stock issued in connection with issuance of promissory notes	-	-	-	-	104,500	105	-	36,695	-	-	36,800
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	2,459,473	2,460	-	962,540	-	-	965,000
Common stock issued in connection with exercise of warrants	-	-	-	-	234,482	234	-	(234)	-	-	-
Common stock issued in connection with the APA	-	-	-	-	500,000	500	-	153,000	-	-	153,500
Warrants issued in connection with the APA	-	-	-	-	-	-	-	89,770	-	-	89,770
Fair value of vested options	-	-	-	-	-	-	-	35,099	-	-	35,099
Imputed interest for the related party notes	-	-	-	-	-	-	-	9,094	-	-	9,094
Net loss	-	-	-	-	-	-	-		(841,407)	(10,357)	(851,764)
Balance, March 31, 2025	80,000	16,000	160,000	5,616	16,897,984	16,898	100,000	72,355,629	(84,050,549)	(245,169)	(11,801,575)
Common stock issued for services rendered		-	-	-	383,902	384	-	124,803	-	-	125,187
Fair value of vested options		-	-	-	-	-	-	30,715	-	-	30,715
Imputed interest for the related party notes		-	-	-	-	-	-	9,720	-	-	9,720
Net loss		-	-	-	-	-	-		(1,233,418)	(143,858)	(1,377,276)
Balance, June 30, 2025	80,000	16,000	160,000	5,616	17,281,886	17,282	100,000	72,520,867	(85,283,967)	(389,027)	(13,013,229)
Common stock issued for services rendered	-	-	-	-	276,331	276	-	103,599	-	-	103,875
Common stock issued in connection with subscription agreement	-	-	-	-	2,000,000	2,000	-	698,000	-	-	700,000
Common stock issued in connection with conversion of related party payable	-	-	-	-	582,511	583	-	211,918	-	-	212,501
Common stock issued in connection with exercise of options	-	-	-	-	47,301	47	-	15,703	-	-	15,750
Fair value of vested options	-	-	-	-	-	-	-	16,060	-	-	16,060
Imputed interest for the related party notes	-	-	-	-	-	-	-	9,253	-	-	9,253
Net loss	-	-	-	-	-	-	-		(1,917,876)	1,109,371	(808,502)
Balance, September 30, 2025	80,000	16,000	160,000	5,616	20,188,029	20,188	100,000	73,575,400	(87,201,843)	720,344	(12,764,295)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Preferred stock		Series B Preferred stock		Common stock		Common stock	Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2023	-	16,000	160,000	5,616	8,674,029	8,674	100,009	68,149,029	(78,103,018)	(128,834)	(9,952,524)
Common stock issued for services rendered	-	-	-	-	169,075	169	-	149,456	-	-	149,625
Common stock issued in connection with issuance of promissory notes	-	-	-	-	54,000	54	-	40,163	-	-	40,217
Warrants issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	83,552	-	-	83,552
Fair value of vested options	-	-	-	-	-	-	-	48,450	-	-	48,450
Net loss	-	-	-	-	-	-	-		(1,236,776)	(687)	(1,237,463)
Balance, March 31, 2024	-	16,000	160,000	5,616	8,897,104	8,897	100,009	68,470,650	(79,339,794)	(129,521)	(10,868,143)
Common stock issued for services rendered	-	-	-	-	191,923	192	-	114,587	-	-	114,779
Common stock issued in connection with subscription agreement	-	-	-	-	9,374	9	(9)	-	-	-	-
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	684,673	685	-	808,599	-	-	809,284
Fair value of vested options	-	-	-	-	-	-	-	30,480	-	-	30,480
Net loss	-	-	-	-	-	-	-		(1,217,346)	(16,650)	(1,233,996)
Balance, June 30, 2024	-	16,000	160,000	5,616	9,783,074	9,783	100,000	69,424,316	(80,557,140)	(146,171)	(11,147,596)
Common stock issued for services rendered	-	-	-	-	1,278,521	1,279	-	559,847	-	-	561,126
Common stock issued in connection with issuance of promissory notes	-	-	-	-	150,000	150	-	66,850	-	-	67,000
Fair value of vested options	-	-	-	-	-	-	-	29,261	-	-	29,261
Net loss	-	-	-	-	-	-	-		(1,487,387)	(25,623)	(1,513,010)
Balance, September 30, 2024	-	16,000	160,000	5,616	11,211,595	11,212	100,000	70,080,274	(82,044,527)	(171,794)	(12,003,219)

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(UNAUDITED)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,037,545)	$(3,984,469)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	168,807	20,142
Amortization of discount on royalty obligation	355,662	358,882
Amortization of debt discount	53,861	519,781
Amortization of right-of-use asset	29,741	52,579
Imputed interest for the related party notes	28,067
Loss on settlement of debt	187,514	123,563
Change in fair value of upfront purchase price liability	6,679	-
Change in fair value of royalty liability	(31,324)	-
Fair value of options issued	81,874	-
Other income	-	(32,405)
Stock based compensation	241,346	933,721
Changes in operating assets and liabilities:
Accounts receivable	(194,442)	740
Grant receivable	(761,515)	(237,904)
Other receivable	(21,770)	-
Prepaid expenses	(33,201)	6,054
Accounts payable and accrued expenses	1,819,098	1,448,266
Deposits	-	2,584
Lease liability	(29,741)	(56,573)
Upfront purchase price liability	(313,680)	-
Deferred revenue	-	(4,045)
Net cash used in operating activities	(1,450,569)	(849,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,750	-
Proceeds from common stock subscription and royalty agreement	700,000	-
Payment of notes payable - related party	(7,000)	(9,000)
Payment to EIDL loan	(1,226)	(1,073)
Proceeds from notes payable	-	200,000
Proceeds from notes payable - related party	942,700	594,025
Net cash provided by financing activities	1,650,224	783,952

Net increase in cash	199,655	(65,132)
Cash, beginning of the period	88,033	65,222

Cash, end of period	$287,688	$90

Supplemental disclosures of cash flow information:
Interest paid	$1,439	$10,007
Taxes paid	$-	$-
Common stock issued in connection with issuance of promissory notes	$8,975	$107,217
Common stock issued in connection with conversion of promissory notes and accounts payable	$1,177,500	$809,284
Common stock issued in connection with subscription agreement	$-	$9
Common stock and warrant issued in connection with business acquisition	$243,270	$-
Record right to use assets per ASC 842	$-	$(225,663)
Record lease liability per ASC 842	$-	$225,663
Derivative liability recognized in connection with issuance of promissory notes	$-	$26,730
Warrants issued in connection with issuance of promissory notes	$-	$83,552
Common stock issued in connection with exercise of warrants	$234	$-
Common stock issued for services rendered	$103,875	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company's majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the U.S. Food and Drug Administration (FDA) cleared the Company's Investigational New Drug Application (IND) for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. ("Medical Corporation") under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation's gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity ("VIE"). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through September 30, 2025.

On July 28, 2016, BioCorRx Inc. formed BioCorRx Pharmaceuticals, Inc., a Nevada Corporation, for the purpose of developing certain business lines. In connection with the formation, the sub issued 24.2% ownership to officers of BioCorRx Inc. with the Company retaining 75.8%. In 2018, BioCorRx Pharmaceuticals, Inc. began operating activities (Note 18).

On March 4, 2025, the Company and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. entered into an Asset Purchase Agreement (the "APA") with USWM, LLC (the "Seller"). The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, a U.S. Food and Drug Administration (the "FDA") approved prescription medication for opioid withdrawal. Supply and distribution sales are generated from the sales of the Lucemyra products and the distribution license granted to the distributors.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 31, 2025.

Basis of presentation

The consolidated financial statements include the accounts of: (i) BioCorRx Inc. and its wholly owned subsidiary, Fresh Start Private, Inc., (ii) its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc., and (iii) and the Medical Corporation ("VIE") (Collectively, "the Company") under which the Company provides management and other administrative services pursuant to the management services agreement in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table presents the Company's net sales by product category for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30
	2025	2024
Sales/access fees	$-	$-
Distribution rights income	-	-
Supply and distribution sales	635,224	-
Net sales	$635,224	$-

The following table presents the Company's net sales by product category for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30
	2025	2024
Sales/access fees	$1,790	$2,205
Distribution rights income	-	4,045
Membership/program fees	-	1,415
Supply and distribution sales	946,572	-
Net sales	$948,362	$7,665

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management's determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of September 30, 2025 and December 31, 2024.

Inventory

Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates inventory for obsolescence by analyzing market conditions, and provides write-downs or write-offs of inventory when inventory is identified as obsolete. A write-down is recorded to adjust the carrying value of its estimated net realizable value. These write-downs are included in costs of goods sold. Cost is determined using the first-in, first out ("FIFO") method. Inventory includes raw materials, work-in-progress, and finished goods. Cost comprises direct materials, direct labor, and an allocation of manufacturing overhead based on normal production capacity.

Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$-	$-
Work-in-progress	-	-
Finished goods	155,367	-
	$155,367	$-

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

The fair value of the Company's financial assets and liabilities reflects management's estimate of amounts that the Company would have received in connection with the sale of the assets or that the Company would have paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:

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

Level 3: Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and nine months ended September 30, 2025.

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

Long-Lived Assets

The Company follows a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Longlived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and nine months ended September 30, 2025 and 2024.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three and nine months ended September 30, 2025 and 2024.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at September 30, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss Attributable to BioCorRX inc.	$(1,917,873)	$(1,487,387)	$(3,992,701)	$(3,941,509)
Net loss per common share, basic and diluted	$(0.11)	$(0.14)	$(0.24)	$(0.41)
Weighted average number of common shares outstanding, basic and diluted	18,162,783	10,908,291	16,901,306	9,712,939

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $12,998 and $5,868 as advertising costs for the three months ended September 30, 2025 and 2024, respectively. The Company charged to operations $105 and $30,076 as advertising costs for the nine months ended September 30, 2025 and 2024, respectively.

Grant Income

On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102/BICX104 from the National Institute on Drug Abuse. BICX102 is an implantable pellet of naltrexone that was the original product candidate and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. The grant provides for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse in support of BICX104 UH3DA047925 ("UH3"). The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Grant payments received prior to the Company's performance of work required by the terms of the research grant are recorded as deferred income and recognized as grant income once work is performed and qualifying costs are incurred.

On March 1, 2024, the Company's subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health's National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104 U01DA059994 ("U01"), a sustained release naltrexone implant for the treatment of methamphetamine use disorder. The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

Grant receivables were $761,515 and $-0- as of September 30, 2025 and December 31, 2024, respectively. Deferred revenues related to the grant were $56,590 as of September 30, 2025 and December 31, 2024. For the three months ended September 30, 2025 and 2024 the Company recorded $867,130 and $572,777 as grant income, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $1,435,379 and $1,204,407 as grant income, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,004,660 and $460,138 for the three months ended September 30, 2025 and 2024, respectively. The Company incurred research and development expenses of $1,463,439 and $1,210,334 for the nine months ended September 30, 2025 and 2024, respectively.

Stock Based Compensation

Share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company measures the fair value of the sharebased compensation issued to non-employees at the grant date using the stock price observed in the trading market (for stock transactions) or the fair value of the award (for non-stock transactions), which were considered to be more reliably determinable measures of fair value than the value of the services being rendered.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2025 and December 31, 2024, the Company has not recorded any unrecognized tax benefits.

Variable Interest Entity

The Company evaluates all interests in the VIE for consolidation. When the Company's interests are determined to be variable interests, an assessment is made on whether the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. Accounting Standards Codification ("ASC") 810, Consolidation, defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. Variable interests are considered in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and the Company consolidates the VIE.

Non-Controlling Interest

A non-controlling interest should be allocated its share of net income or loss, and its respective share of each component of other comprehensive income, in accordance with ASC 810-10-45-20. Due to a management fee equal to 65% of the Medical Corporation's gross collected monthly revenue, 65% of the Medical Corporation's earnings was allocated to the Company, and 35% to the non-controlling interest. Due to the Company's retaining 75.8% ownership of BioCorRx Pharmaceuticals, Inc., 75.8% of BioCorRx Pharmaceuticals, Inc.'s earnings was allocated to the Company, and 24.2% to the non-controlling interest. See accounting policy "Variable Interest Entity" for further information.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT'S LIQUIDITY PLANS

As of September 30, 2025, the Company had cash of $287,688 and working capital deficit of $13,575,951. During the nine months ended September 30, 2025, the Company used net cash in operating activities of $1,450,569. The Company has not yet generated any significant revenues and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Management continues to evaluate various financing options, including private placements of equity and convertible debt, strategic partnerships, and potential non-dilutive funding opportunities. Additionally, the Company continues to implement measures to reduce operating costs until sufficient capital is secured.

On March 1, 2024, the Company's subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health's National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder. The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

During the nine months ended September 30, 2025, the Company issued several promissory notes to related parties and received total proceeds of $942,700. The promissory notes bear no interest and are due on demand.

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

On March 25, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of 22,500. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025 and the conversion price of the debt was adjusted to $0.34 per share.

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

On January 21, 2025, the Company entered into an Exchange Agreement (the "Louis 2025 Exchange Agreement#1") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company's 1,770,452 shares of common stock at $0.41 per share.

On March 4, 2025, the Company and BioCorRx Pharmaceuticals, Inc. entered into the APA with the Seller. The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, an FDA approved prescription medication for opioid withdrawal. The upfront purchase price was $400,000 to be paid via Seller's retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The Company shall also pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. Additionally, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company's common stock at $0.31 per share, and issued a warrant to the Seller for the purchase of 500,000 shares of common stock. The warrant is exercisable for two years and has an exercise price of $1.00 per share.

On March 7, 2025, the Company entered into a Repayment Agreement (the "Repayment Agreement") with a third party, pursuant to which the third party agreed to exchange of the service fees of $40,000 into the Company's 103,627 shares of common stock at $0.39 per share.

On March 31, 2025, the Company entered into an Exchange Agreement (the "Louis 2025 Exchange Agreement#2") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company's 585,394 shares of common stock at $0.34 per share.

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

NOTE 4 – BUSINESS COMBINATION

On March 4, 2025, the Company and BioCorRx Pharmaceuticals, Inc. entered into the APA with the Seller. The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, an FDA approved prescription medication for opioid withdrawal. The upfront purchase price was $400,000 to be paid via Seller's retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The Company shall also pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. Additionally, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company's common stock at $0.31 per share, and issued a warrant to the Seller for the purchase of 500,000 shares of common stock. The warrant is exercisable for two years and has an exercise price of $1.00 per share.

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the date of the acquisition:

Fair value of consideration transferred:
Upfront purchase price	392,441
Royalty payments	192,365
Stock consideration	153,500
Warrant consideration	89,770
Total	828,076

Recognized amounts of identifiable assets acquired and liabilities assumed:
Inventories	133,597
Trademarks (included in intangibles)	452,000
Customer base (included in intangibles)	2,709,500
Other payable	(5,307,421)
Total identifiable net assets	(2,012,324)
Goodwill	2,840,400

The Company issued 500,000 shares of common stock that had a total fair value of $153,500 based on the closing market price of $0.31 per share on March 4, 2025, the acquisition date.

The fair value of warrant was estimated by applying the Black-Scholes option pricing model. The Company used the following assumptions:

Risk-free interest rate	$3.96%
Expected term (years)	$2.00
Expected volatility	$161.00%
Expected dividends	$-

The fair value of the upfront purchase price and royalty payments recognized on the acquisition date of $392,441 and $192,365, respectively, were estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Revenues related to the timing of the upfront purchase price payments and royalty payments were based on management's financial projections. The upfront purchase price payments were discounted at the risk-free rate of 4.04%. The royalty payments were risk adjusted and discounted at the required metric risk premium of 27.78%.

The fair value of the identifiable intangible assets acquired include the following:

	Fair Value	Estimated useful life
Trademark	$452,000	Indefinite
Customer base	$2,709,500	10

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

Pro Forma Financial Information (Unaudited)

The acquired business contributed revenues and earnings for the period from March 4, 2025 to September 30, 2025. The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on January 1, 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenue	$635,225	$-	$948,362	$7,665
Net loss	$(586,370)	$(1,487,387)	$(2,643,189)	$(3,984,469)

These pro forma amounts have been calculated after applying the Company's accounting policies and reflecting the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2024, with the consequential tax effects.

During the period from March 4, 2025 to September 30, 2025, the Company incurred $219,359 of acquisition-related costs. These expenses are included in operating expenses on the Company's consolidated statement of operations for the three and nine months ended September 30, 2025. The 2025 supplemental pro forma earnings were adjusted to exclude the $219,359 of acquisition-related costs, and instead, these costs are reflected in pro forma earnings for the three and nine months ended September 30, 2024 in the table above.

NOTE 5 - PREPAID EXPENSES

The Company's prepaid expenses consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Prepaid insurance	$26,787	$20,628
Prepaid subscription and legal services	36,377	9,335
	$63,164	$29,963

NOTE 6 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
Total plant, property & equipment	194,551	194,551
Less accumulated depreciation	(186,866)	(175,574)
Total plant, property & equipment, net of accumulated depreciation	$7,685	$18,977

Depreciation expense charged to operations amounted to $1,474 and $6,420, respectively, for the three months ended September 30, 2025 and 2024. Depreciation expense charged to operations amounted to $7,997 and $19,258, respectively, for the nine months ended September 30, 2025 and 2024.

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

Lease liability is summarized below:

	September 30, 2025	December 31, 2024
Total lease liability	$169,443	$199,184
Less: short term portion	(41,686)	(40,057)
Long term portion	$127,757	$159,127

Maturity analysis under these lease agreements are as follows:

Total
2025	$27,272
2026	54,544
2027	54,544
2028	54,544
2029	18,181
Subtotal	209,085
Less: Present value discount	(39,642)
Lease liability	$169,443

Lease expense for the three months ended September 30, 2025 and 2024 was comprised of the following:

	Three Months Ended September 30, 2024
	2025	2024
Operating lease expense	$13,636	$13,636
	$13,636	$13,636

Lease expense for the nine months ended September 30, 2025 and 2024 was comprised of the following:

	Nine Months Ended September 30, 2024
	2025	2024
Operating lease expense	$40,908	$61,072
	$27,272	$61,072

During the nine months ended September 30, 2025 and 2024, the Company paid $40,908 and $65,066 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.6	4.3

NOTE 8 – INTANGIBLE ASSETS

The Company's intangible assets consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Patents	$15,200	$15,200
Trademark	452,000	-
Customer base	2,709,500	-
Total intangible assets	3,176,700	15,200
Less accumulated amortization	(164,867)	(7,352)
Total intangible assets, net of accumulated amortization	$3,011,833	$7,848

Patents

On October 12, 2018 the Company's majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended September 30, 2025 and 2024, the Company recorded amortization expense of $295. During the nine months ended September 30, 2025 and 2024, the Company recorded amortization expense of $884. As of September 30, 2025, the accumulated amortization of these patents was $8,236.

The future amortization of the patents are as follows:

Year	Total
2025	$285
2026	1,169
2027	1,169
2028	1,169
2029 & Beyond	3,172
Subtotal	$6,964

Trademark

The fair value of trademark acquired in the business combination on March 4, 2025 was $452,000. Trademark is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three and nine months ended September 30, 2025.

Customer base

The fair value of customer base acquired in the business combination on March 4, 2025 was $2,709,500. Amortization is computed on straight-line method based on estimated useful lives of 10 years. During the three months ended September 30, 2025, the Company recorded amortization expense of $68,294. During the nine months ended September 30, 2025, the Company recorded amortization expense of $156,631. As of September 30, 2025, the accumulated amortization was $156,631.

The future amortization of the customer base are as follows:

Year	Total
2025	$68,294
2026	270,950
2027	270,950
2028	270,950
2029 & Beyond	1,671,725
Subtotal	$2,552,869

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts payable	$6,725,664	$3,023,517
Interest payable on notes payable	2,955,523	1,328,653
Interest payable on notes payable, related parties	1,379,211	620,023
Deferred insurance	32,753	14,724
Accrual of interest and loss on contingency	913,855	410,823
Interest payable on EIDL loan	12,346	5,550
Line of credit	-	-
Accrual of interest on unpaid upfront purchase price	-	-
Research and development required expenditures	-	-
Accrued expenses	381,584	171,541
	$12,400,936	$5,574,831

NOTE 10 - NOTES PAYABLE

As of September 30, 2025 and December 31, 2024, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of September 30, 2025 and December 31, 2024 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2025 and December 31, 2024 is $200,000. The interest expense during the three months ended September 30, 2025 and 2024 were $12,466 and $12,602, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 were $37,260 and $37,534, respectively.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of September 30, 2025 and December 31, 2024 was $100,000. The interest expense during the three months ended September 30, 2025 and 2024 was $6,301. The interest expense during the nine months ended September 30, 2025 and 2024 was $18,699 and $18,767, respectively. The Company made an interest payment of $0 and $6,250, respectively, during the nine months ended September 30, 2025 and 2024. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. The debt discount had been fully amortized as interest expense as of October 6, 2023.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of September 30, 2025 and December 31, 2024 was $61,250. The interest expense during the three months ended September 30, 2025 and 2024 was $0 and $2,521, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $0 and $9,699, respectively. The Company made an interest payment of $0 and $1,563, respectively, during the nine months ended September 30, 2025 and 2024. During the three months ended September 30, 2025 and 2024, the Company amortized $0 debt discount as interest expense. During the nine months ended September 30, 2025 and 2024, the Company amortized $0 and $395 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $22,514 was recognized on February 6, 2025. The balance outstanding as of September 30, 2025 and December 31, 2024 was $177,000. The interest expense during the three months ended September 30, 2025 and 2024 was $0 and $2,992, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $0 and $5,984, respectively. During the three months ended September 30, 2025 and 2024, the Company amortized $1,339 and $21,529 of debt discount as interest expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized $3,434 and $80,696 of debt discount as interest expense, respectively.

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

The balance outstanding as of September 30, 2025 and December 31, 2024 was $0 and $275,000, respectively. The interest expense during the three months ended September 30, 2025 and 2024 was $0 and $4,388, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $0 and $15,141, respectively. During the three months ended September 30, 2025 and 2024, the Company amortized $0 and $12,975 of debt discount as interest expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized $19,983 and $12,975 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025. And the conversion price of the debt was adjusted to $0.34. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on April 7, 2025. The balance outstanding as of September 30, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended September 30, 2025 and 2024 was $4,114 and $7,715, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $8,182 and $16,491,respectively. During the three months ended September 30, 2025 and 2024, the Company amortized $0 and $45,894 of debt discount as interest expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized $0 and $152,920 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. The balance outstanding as of September 30, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended September 30, 2025 and 2024 was $4,159 and $4,340, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $9,629 and $17,600,respectively. During the three months ended September 30, 2025 and 2024, the Company amortized $0 and $17,458 of debt discount as interest expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized $9,500 and $73,824 of debt discount as interest expense, respectively.

The interest expense during the three months ended September 30, 2025 and 2024 were $193,431 and $148,999, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 were $67,564 and $648,726, respectively. As of September 30, 2025 and December 31, 2024, the accumulated interest on notes payable was $2,006,426 and $1,328,653, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of September 30, 2025 and December 31, 2024 were summarized as below:

	September 30, 2025	December 31, 2024
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022	100,000	100,000
Promissory note payable dated January 25, 2023, net of debt discount of $0 and $3,483, respectively	61,250	57,767
Promissory note payable dated September 6, 2023, net of debt discount of $3,216 and $7,961, respectively	173,784	169,039
Promissory note payable dated November 10, 2023, net of debt discount of $0 and $9,500, respectively	330,000	265,500
Promissory note payable dated December 8, 2023, net of debt discount of $0 and $11,008, respectively	330,000	263,992
Promissory note payable dated March 14, 2024, net of debt discount of $0 and $9,500, respectively	330,000	265,500
Total	$1,546,514	$1,343,278

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of September 30, 2025 and December 31, 2024, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of September 30, 2025 and December 31, 2024 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of September 30, 2025 and December 31, 2024 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of September 30, 2025 and December 31, 2024 is $500,000. The interest expense during the three months ended September 30, 2025 and 2024 were $31,164 and $31,507. The interest expense during the nine months ended September 30, 2025 and 2024 were $93,151 and $93,835, respectively. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party.

Since September 2022, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company's Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the three and nine months ended September 30, 2025 and 2024 was $0 and $3,781, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended September 30, 2025 and 2024, the Company amortized $0 of debt discount as interest expense. During the nine months ended September 30, 2025 and 2024, the Company amortized $0 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the "Louis 2024 Exchange Agreement") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company's 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the "Louis 2024 Q4 Exchange Agreement") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company's 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $812,500 advances from Mr. Lucido. On January 21, 2025, the Company entered into an Exchange Agreement (the "Louis 2025 Exchange Agreement#1") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company's 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the "Louis 2025 Exchange Agreement#2") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company's 585,394 shares of common stock at $0.34 per share. On July 18, 2025, the Company entered into an Exchange Agreement (the "Louis 2025 Exchange Agreement#3") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding and remaining of $212,500 into the Company's 582,511 shares of common stock at $0.34 per share. As of September 30, 2025 and December 31, 2024, the outstanding balance of advances from Mr. Lucido was $0 and $225,000, respectively. As of September 30, 2025 and December 31, 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the three months ended September 30, 2025, the Company also recognized imputed interest of $(3,925) for advances from Mr. Lucido based on an imputed interest of 10% per annum. During the nine months ended September 30, 2025, the Company also recognized imputed interest of $20,385for advances from Mr. Lucido based on an imputed interest of 10% per annum. As of July 18, 2025, Mr. Lucido no longer has any outstanding debt with the Company.

As of September 30, 2025 and December 31, 2024, the Company owed $325,950 and $302,749 advances to Lourdes Felix, respectively. During the three months ended September 30, 2025, the Company also recognized imputed interest of $(19,816) for advances from Lourdes Felix based on an imputed interest of 10% per annum. During the nine months ended September 30, 2025, the Company also recognized imputed interest of $18,550 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

The interest expense – related parties during the three months ended September 30, 2025 and 2024 were $(23,741) and $158,267, respectively, which includes the amortization of royalty obligations as interest expense of $31,324 (see Note 13). The interest expense – related parties during the nine months ended September 30, 2025 and 2024 were $38,935 and $548,644, respectively, which includes the amortization of royalty obligations as interest expense of $355,662 and $358,882 respectively (see Note 13). As of September 30, 2025 and December 31, 2024, the accumulated interest on related parties notes payable was $18,550 and $620,023, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of September 30, 2025 and December 31, 2024 were summarized as below:

	September 30, 2025	December 31, 2024
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	-	225,000
Advances from Lourdes Felix	325,950	302,749
Promissory notes payables to Kent Emry	663,610	663,610
	$991,060	$1,192,859

NOTE 12 - ECONOMIC INJURY DISASTER LOAN

On July 17, 2020, the Company executed the standard loan documents required for securing a loan from SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company's business. Pursuant to the loan agreement, the principal amount of the Economic Injury Disaster Loan ("EIDL") is $74,300, with proceeds to be used for working capital purposes. The EIDL loan is secured by the tangible and intangible personal property of the Company.

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

The interest expense during the three months ended September 30, 2025 and 2024 was $215. The interest expense during the nine months ended September 30, 2025 and 2024 was $2,084 and $2,092, respectively. As of September 30, 2025 and December 31, 2024, the accumulated interest on EIDL Loan was $$5,707 and $5,572, respectively.

During the nine months ended September 30, 2025 and 2024, the Company made interest payment of $1,927 and $2,194, respectively. The balance as of September 30, 2024 and December 31, 2024 was $69,803 and $71,029, respectively.

The future principal payments are as follows:

Year	Amount
2025	$-
2026	16
2027	1,598
2028	1,651
2029 and after	66,538
Total	$69,803

NOTE 13 - ROYALTY OBLIGATIONS, NET

In March 2019, the Company entered into two Subscription and Royalty Agreements (the "Subscription and Royalty Agreements"). One was with Louis and Carolyn Lucido CRT LLC, managed by Mr. Lucido, a member of the Company's Board of Directors and the other one was with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 15% and 20% of the Company's shares of common stock and a member of the Company's Board of Directors. Pursuant to the Subscription and Royalty Agreements: (i) each party would purchase shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), in the aggregate amount of $3,000,000 at a purchase price of $15.00 per share (the "Purchase Price"), for a total of 200,000 shares of Common Stock; and (ii) the Company shall pay each (a) a total of $37.50 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the first (1st) day that the first unit of the treatment is sold (the "Initial Sales Date") and ending on the third (3rd) anniversary of the Initial Sales Date; and (b) a total of $25.00 from the gross revenue derived from each of its weight loss treatments sold in the United States starting on the day following the third (3rd) anniversary of the Initial Sales Date and ending on the fifteenth (15th) anniversary of the Initial Sales Date (the "Royalty").

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

During the three months ended September 30, 2025 and 2024, the Company amortized $121,774 as interest expense. During the nine months ended September 30, 2025 and 2024, the Company amortized $355,662 and $358,552, respectively, as interest expense.

NOTE 14 - STOCKHOLDERS' EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of June 30, 2025 and December 31, 2024, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of June 30, 2025 and December 31, 2024, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and non-assessable share of Common Stock, par value $0.001.

As of June 30, 2025 and December 31, 2024, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and non-assessable share of Common Stock, par value $0.001.

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

Nine months ended September 30, 2025

During the nine months ended September 30, 2025, the Company issued an aggregate of 960,413 shares of its common stock for services rendered valued at $345,220 based on the underlying market value of the common stock at the date of grant among which 223,742 shares valued at $86,538 were issued to the board of directors for board compensation. No gain or loss was recognized.

During the nine months ended September 30, 2025, the Company issued an aggregate of 104,500 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 10). The 104,500 shares of common stock were valued at an aggregate value of $36,800.

During the nine months ended September 30, 2025, the Company issued 1,770,452 shares of its common stock at $0.41 per share in connection with conversion of the promissory note then outstanding of $$725,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. During the nine months ended September 30, 2025, the Company also issued 585,394 shares of its common stock at $0.34 per share in connection with conversion of the promissory note then outstanding of $200,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. During the nine months ended September 30, 2025, the Company also issued 103,627 shares of its common stock at $0.39 per share in connection with conversion of accounts payable of $40,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized.

During the nine months ended September 30, 2025, one holder of the warrants elected to exercise their warrants on a cashless basis. An aggregate of 234,482 shares of common stock were issued to the holder.

During the nine months ended September 30, 2025, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share.

On July 29, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) with several accredited investors for the sale of 2,000,000 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 2,000,000 shares of common stock (collectively, the “Securities”).

Under the terms of this SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $700,000, with the initial tranche of 1,000,000 shares and warrants purchased for aggregate cash proceeds of $350,000 at closing. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

The warrants are classified as equity instruments under ASC 815-40 as they are indexed to the Company’s own stock and meet the requirements for equity classification. Accordingly, the proceeds were allocated entirely to common stock and additional paid-in capital based on the relative fair value of the shares and warrants at issuance. No liability or derivative accounting was required.

As of September 30, 2025 and December 31, 2024, the Company had 20,188,029 shares and 13,299,349 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% 290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan's adoption by the board of directors. We granted an aggregate 145,000 stock options. As of September 30, 2025, an aggregate total of 145,879 can still be granted under the plan.

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

During the nine months ended September 30, 2025, the Company approved the grant of 242,516 stock options to one director valued at $50,928. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions during the nine months ended September 30, 2025:

2025
Risk-free interest rate	3.79-3.96%
Expected term (years)	5.00
Expected volatility	171.10-171.53%
Expected dividends	0.00

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2024	1,372,520	$4.15	3.4	$20,906
Grants	242,516	0.39	4.9	-
Expired	(5,000)	6.00
Outstanding at September 30, 2025	1,610,036	$3.75	3.1	$13,532
Exercisable at September 30, 2025	1,610,036	$3.75	3.1	$13,532

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company's stock price of $0.21 as of September 30, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2025:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	1,239,562	3.2	1,239,562	3.2
2.51-5.00	50,474	0.4	50,474	0.4
5.01 and up	320,000	2.7	320,000	2.7
	1,610,036	2.9	1,610,036	2.9

The stock-based compensation expense related to option grants were $16,060 and $29,261 during the three months ended September 30, 2025 and 2024, respectively. The stock-based compensation expense related to option grants were $81,874 and $108,191 during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, no stock-based compensation related to options remains unamortized.

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

On July 29, 2025, the Company entered into an SPA with several accredited investors for the sale of 2,000,000 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 2,000,000 shares of common stock.

Under the terms of the SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $700,000, with the initial tranche of 1,000,000 shares and warrants purchased for aggregate cash proceeds of $350,000 at closing. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

The warrants are classified as equity instruments under ASC 815-40 as they are indexed to the Company’s own stock and meet the requirements for equity classification. Accordingly, the proceeds were allocated entirely to common stock and additional paid-in capital based on the relative fair value of the shares and warrants at issuance. No liability or derivative accounting was required.

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2025:

Risk-free interest rate	3.96%
Expected term (years)	2.00
Expected volatility	161.00%
Expected dividends	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$2.17	1,532,001	1.1	$2.17	1,532,001	1.1
$2.17	1,532,001	1.1	$2.17	1,532,001	1.1

The following table summarizes the warrant activity for the nine months ended September 30, 2025:

	Number of shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	1,765,856	$2.69
Grants	2,500,000	1.00
Exercise	(400,000)	0.60
Expired	(333,855)	5.06
Outstanding at September 30, 2025	3,532,001	$2.17
Exercisable at September 30, 2025	3,532,001	$2.17

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

The licensing fee is payable by BioCorRx Pharmaceuticals starting in the calendar year of the first commercial sale of licensed products and is the percentage of gross sales (less certain amounts) equal to the Company's ownership interest in BioCorRx Pharmaceuticals. In addition, the Company will invoice BioCorRx Pharmaceuticals for certain management, administrative and corporate services, and facilities and equipment that the Company will provide to BioCorRx Pharmaceuticals. Expenses will be allocated based on actual utilization or appropriate and reasonable methods for the relevant expense.

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

As of September 30, 2025 and December 31, 2024, the Company's related party payable was $991,060 and $1,349,465, which comprised of compensation payable and interest payable to directors.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company's revenues earned from sale of products and services for the three months ended September 30, 2025 included 64% from one customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the three months ended September 30, 2024 included 87% from one customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the nine months ended September 30, 2025 included 62% from one customers of the Company's total revenues.

The Company's revenues earned from sale of products and services for the nine months ended September 30, 2024 included 89% from six customers of the Company's total revenues.

At September 30, 2025, one customers accounted for 95% of the Company's total accounts receivable with an aggregate amount of $194,442. At December 31, 2024, the Company had $740 accounts receivable.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. ("Medical Corporation") under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation's gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity

("VIE"). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through September 30, 2025.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2025:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net Income/(Loss)	$(1,917,873)	$(13)
Average Non-controlling interest percentage of profit/losses	24.20%	35.00%
Net Income(loss) attributable to the non-controlling interest for the three months ended September 30, 2025	$(464,126)	$(5)

Net loss attributable to the non-controlling interest for the three months ended September 30, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net Income/(Loss)	$(106,233)	$244
Average Non-controlling interest percentage of profit/losses	24.20%	35.00%
Net loss attributable to the non-controlling interest for the three months ended September 30, 2024	$(25,708)	$85

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2025:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net Income/(Loss)	$(3,992,701)	$(15)
Average Non-controlling interest percentage of profit/losses	24.20%	35.00%
Net Income(loss) attributable to the non-controlling interest for the Nine months ended September 30, 2025	$(966,233)	$(5)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net Income/(Loss)	$(175,033)	$(1,720)
Average Non-controlling interest percentage of profit/losses	24.20%	35.00%
Net loss attributable to the non-controlling interest for the Nine months ended September 30, 2024	$(42,358)	$(602)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2025:

Balance, December 31, 2024	$(234,812)
Net loss attributable to the non-controlling interest	-
Balance, September 30, 2025	$-

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2024:

Balance, December 31, 2023	$(128,834)
Net loss attributable to the non-controlling interest	(42,960)
Balance, September 30, 2024	$(171,794)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company's gross profit for each Treatment sold in the United States that includes procurement of the Company's implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of September 30, 2025 and December 31, 2024. Upon the Company's satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company's implant product, into perpetuity. As of September 30, 2025 and December 31, 2024, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the "treatment", for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company's gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of September 30, 2025 and December 31, 2024, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company's financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of September 30, 2025, the Public Offering has not yet been abandoned by the Company.

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

Orange County Research Center

On January 11, 2022, the Company entered into a Master Clinical Trial Agreement (the "MCTA") with Memorial Research Medical Clinic dba Orange County Research Center (the "OCRC"). Researchers at the OCRC will perform Phase 1 clinical trial with BICX104. The total consideration the Company will pay MCTA for the Phase 1 clinical trial is $657,640.

Pursuant to a Task Order entered into in February 2022 the first payment owed to the OCRC equaling approximately $145,000 will be invoiced monthly as services are rendered. As of September 30, 2025, $0 was due to OCRC.

The MCTA will terminate upon either party giving 30 days' written notice (provided, in the case of the OCRC, it has performed all Task Orders or they have been terminated by the Company for good cause). The Company can suspend a clinical trial for any reason and the OCRC can suspend a clinical trial if it deems, using good medical judgment, it is appropriate to do so.

The total consideration paid to OCRC as of September 30, 2025 is $503,089.

Agreements

As of May 14, 2021, the Company has entered into four consulting agreements. In compensation for services: (i) one consultant shall receive a remuneration amount of $10,000-$12,500 per month and has earned 1% of the Company's majority owned subsidiary, BioCorRx Pharmaceuticals as of May 7, 2021 based on FDA clearance of Company's IND application; consulting agreement terminated in April 2021 (ii) one consultant shall receive common stock equivalent to $1,375 on the last day of each month; (iii) two consultants shall receive common stock equivalent to $3,750 on the last day of each month; and (iv) one consultant shall receive a remuneration amount of $3,500 per month.

As of September 30, 2025, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

The Company initiated litigation in 2019 based on a claim that Pellecome, LLC ("Pellecome") and Dr. Orbeck utilized the Company's confidential information to advance their own weight loss product.

The Company dismissed this litigation without prejudice in July 2021.

On March 30, 2022, the court entered judgment in favor of Pellecome as an individual defendant whereby the Company was ordered to pay Pellecome total costs and attorneys' fees of $235,886. Pursuant to the judgment, this amount is accruing interest at the rate of ten percent (10%) per annum from October 6, 2021 (the date of the original award of attorneys' fees by the court which was followed by a number of filings by each party through February 2022).

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney's fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney's fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys' fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a settlement agreement with Pellecome (the "Settlement Agreement") pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of September 30, 2025, $198,000 remains outstanding.

On January 5, 2024 the Company's board of directors appointed Lou Lucido as Interim President through January 31, 2024, and transitioned to President on February 1, 2024. Mr. Lucido will remain a member of the Board of Directors, with an annual compensation of $200,000 to be paid in equity.

On March 4, 2025, the Company appointed Katy DeVarney as a member of the board of directors. The director shall receive a quarterly cash stipend of $15,000 and shall be issued, upon the last day of each fiscal quarter, the number of shares of the Company's common stock equivalent to $5,000 as determined based on the average closing price on the three trading days immediately preceding the last day of such quarter.

NOTE 20 – SEGMENT INFORMATION

ASC Topic 280, "Segment Reporting," establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company's chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company's chief operating decision maker ("CODM") has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. The recent acquisition is not considered as a separate reporting segment as it includes a core research and development component and is aligned with the Company's longstanding focus on drug development and research and development initiatives over the past years. The acquisition supports and enhances the Company's existing research and development efforts, with commercialization viewed as an integral part of the research and development lifecycle. Management continues to evaluate the Company's operations on a consolidate basis. As such, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company's performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues, net	$635,224	$-	$948,362	$7,665

Operating expenses:
Cost of implants and other costs	358,812	-	358,813	1,667
Research and development	1,004,660	460,138	1,463,439	1,210,334
Selling, general and administrative	1,145,353	1,192,869	3,254,760	2,773,288
Depreciation and amortization	71,986	6,714	168,807	20,141
Total operating expenses	$2,580,811	$1,659,721	$5,245,819	$4,005,430

Research and development expenses and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to operate the business. Research and development costs and general and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 21 – CONTINGENT PAYMENT

As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay upfront purchase price of $400,000 via Seller's retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The Company shall also pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. The upfront purchase price and the royalty payment are representative of contingent consideration.

The fair value of the upfront purchase price and royalty payments were estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Revenues related to the timing of the upfront purchase price payments and royalty payments were based on management's financial projections.

Changes in fair value of the contingent payments during the three and nine months ended September 30, 2025 were as follows:

	Upfront Purchase Price	Royalty Payment
Fair value on the acquisition date	$392,441	$192,365
Payments	(67,449)	(4,047)
Change in fair value	4,500	2,611
Fair value as of March 31, 2025	329,492	190,929
Payments	(8,824)	(9,123)
Change in fair value	394	(33,935)
Fair value as of June 30, 2025	321,062	147,871
Payments	(92,420)	-
Change in fair value	1,785	169,706
Fair value as of September 30, 2025	$230,427	$317,577

NOTE 22 - SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company issued an aggregate of 66,400 shares of its common stock for the Company’s President stock compensation and consulting services valued at $28,375.

On October 21, 2025, the Company entered into an Exchange Agreement with a holder of its outstanding promissory note originally issued on September 6, 2023, as amended on October 7, 2024, and February 6, 2025. Pursuant to the agreement, the holder exchanged the note, including accrued interest totaling approximately $182,819, for 522,341 shares of the Company’s Common Stock and one warrant to purchase up to 522,341 shares of Common Stock. Upon completion of the exchange, the promissory note and all related obligations were cancelled.

On October 21, 2025, Louis Lucido, the President and a member of the Board of Directors, entered into a Subscription Agreement to purchase a total of 2,908,573 shares of Common Stock and a warrant for 500,000 additional shares for a total purchase price of $1,018,000.

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

BICX104 is a biodegradable, long-acting subcutaneous pellet of naltrexone for the treatment of opioid use disorder (OUD) being developed with the goal of improving patient compliance to naltrexone therapy compared to other marketed treatments. In Phase I, an open-label, single-center study in two parallel groups of randomized healthy volunteers to evaluate the PK and safety of BICX104 and the once-a-month intramuscular naltrexone injection (Vivitrol), BICX104 was well tolerated with no serious adverse events and achieved 84 days of therapeutic naltrexone plasma concentrations. BICX104 is being developed under BioCorRx Pharmaceuticals Inc., the Company's majority-owned clinical-stage pharmaceutical subsidiary.

In August 2017, the Company announced that it had decided to seek U.S. Food and Drug Administration (the "FDA") approval on BICX102. BICX102 is a long-acting naltrexone implant that can last several months being developed for opioid dependence and alcohol use disorders. The pre-IND meeting date for BICX102 took place on January 24, 2018. On February 12, 2018, the Company announced that the FDA deemed the 505(b)(2) pathway as an acceptable route for approval for BICX102. A grant application was submitted to the National Institutes of Health on May 14, 2018 for funding the development and study plans for BICX102. On January 17, 2019, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from the National Institutes of Health ("NIH") in support of BICX102/BICX104 from the National Institute on Drug Abuse. The grant provided for (i) $2,842,430 in funding during the first year and (ii) $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. In January 2020, the Company was awarded a second year of funding from the National Institute on Drug Abuse ("NIDA") to support the development of a 3-month implantable depot pellet of naltrexone for the treatment of Opioid Use Disorder, which the Company refers to as BICX102/BICX104. The grant provided for $2,831,838 during the second year subject to the terms and conditions specified in the grant, including satisfactory progress of project and availability of funds. BICX102 is an implantable pellet of naltrexone that was the original product candidate and BICX104 is another pellet of naltrexone that subsequently became the lead product candidate with minor excipient differences between the BICX102 and BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse for BICX104. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds.

On March 1, 2024, the Company's subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health's National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder (MUD). The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

Grant receivables were $761,515 and $0 as of September 30, 2025 and December 31, 2024, respectively. Deferred revenues related to the grant were $56,590 as of September 30, 2025 and December 31, 2024. $867,130 and $572,777 were recorded as grant income during the three months ended September 30, 2025 and 2024, respectively. $1,435,379and $1,204,407 were recorded as grant income during the nine months ended September 30, 2025 and 2024, respectively.

On March 4, 2025, the Company and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. entered into an Asset Purchase Agreement (the "APA") with USWM, LLC (the "Seller"). The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, a U.S. Food and Drug Administration (the "FDA") approved prescription medication for opioid withdrawal. Supply and distribution sales are generated from the sales of the Lucemyra products and the distribution license granted to the distributors.

Recent Developments

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of September 30, 2025 and December 31, 2024 was $61,250. The interest expense during the three months ended September 30, 2025 and 2024 was $0 and $2,521, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $0 and $9,699, respectively. The Company made an interest payment of $0 and $1,563, respectively, during the nine months ended September 30, 2025 and 2024. During the three months ended September 30, 2025 and 2024, the Company amortized $0 debt discount as interest expense. During the nine months ended September 30, 2025 and 2024, the Company amortized $0 and $395 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $22,514 was recognized on February 6, 2025. The balance outstanding as of September 30, 2025 and December 31, 2024 was $177,000. The interest expense during the three months ended September 30, 2025 and 2024 was $0 and $2,992, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $0 and $5,984, respectively. During the three months ended September 30, 2025 and 2024, the Company amortized $1,339 and $21,529 of debt discount as interest expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized $3,434 and $80,696 of debt discount as interest expense, respectively.

On October 30, 2023, the Board approved Brady Granier's request for a paid administrative leave of absence from his position as the President of the Company for the period between October 30, 2023 and January 30, 2024. Effective as of October 30, 2023, Lourdes Felix, the Company's Chief Executive Officer and Chief Financial Officer, assumed Mr. Granier's responsibilities during his paid administrative leave of absence. Ms. Felix's compensation remains unchanged.

On November 9, 2023, the Company entered into a Subscription Agreement (the "2023 Q4 Galligan Subscription Agreement") with the J and R Galligan Revocable Trust, managed by Mr. Galligan, a holder of between 15% and 20% of the Company's shares of common stock and a member of the Company's Board of Directors. Pursuant to the 2023 Q4 Galligan Subscription Agreement, the J and R Galligan Revocable Trust purchased shares of the Company's common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles the J and R Galligan Revocable Trust to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Galligan Subscription Agreement, the Company issued 900 shares of its common stock to the J and R Galligan Revocable Trust as inducement shares. The proceeds of $7,500 were received in November 2023 and the 4,687 shares were issued on April 26, 2024.

On November 9, 2023, the Company entered into a Subscription Agreement (the "2023 Q4 Lucido Subscription Agreement") with Louis C Lucido. Pursuant to the 2023 Q4 Lucido Subscription Agreement, Mr. Lucido purchased shares of the Company's common stock, par value 0.001 per share, in the aggregate amount of $7,500 at a purchase price of $1.60 per share, for a total of 4,687 shares of common stock. Simultaneously, the Company issued a warrant that entitles Mr. Lucido to purchase 7,500 common stock at an exercise price of $2.00, expiring 4 years from the date of issuance in connection with the sale of common stock. Additionally, in connection with the 2023 Q4 Lucido Subscription Agreement, the Company issued 900 shares of its common stock to Mr. Lucido as inducement shares. The proceeds of $7,500 were received in November 2023 and the 4,687 shares were issued on April 26, 2024.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. The balance outstanding as of September 30, 2025 and December 31, 2024 was $0 and $275,000, respectively. The interest expense during the three months ended September 30, 2025 and 2024 was $0 and $4,388, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $0 and $15,141, respectively. During the three months ended September 30, 2025 and 2024, the Company amortized $0 and $12,975 of debt discount as interest expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized $19,983 and $12,975 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025. And the conversion price of the debt was adjusted to $0.34. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on April 7, 2025. The balance outstanding as of September 30, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended September 30, 2025 and 2024 was $4,114 and $7,715, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $8,182 and $16,491,respectively. During the three months ended September 30, 2025 and 2024, the Company amortized $0 and $45,894 of debt discount as interest expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized $0 and $152,920 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. The balance outstanding as of September 30, 2025 and December 31, 2024 was $330,000 and $275,000, respectively. The interest expense during the three months ended September 30, 2025 and 2024 was $4,159 and $4,340, respectively. The interest expense during the nine months ended September 30, 2025 and 2024 was $9,629 and $17,600,respectively. During the three months ended September 30, 2025 and 2024, the Company amortized $0 and $17,458 of debt discount as interest expense, respectively. During the nine months ended September 30, 2025 and 2024, the Company amortized $9,500 and $73,824 of debt discount as interest expense, respectively.

Since September 2022, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company's Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the three and nine months ended September 30, 2025 and 2024 was $0 and $3,781, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the three months ended September 30, 2025 and 2024, the Company amortized $0 of debt discount as interest expense. During the nine months ended September 30, 2025 and 2024, the Company amortized $0 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the "Louis 2024 Exchange Agreement") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company's 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the "Louis 2024 Q4 Exchange Agreement") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company's 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $812,500 advances from Mr. Lucido. On January 21, 2025, the Company entered into an Exchange Agreement (the "Louis 2025 Exchange Agreement#1") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company's 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the "Louis 2025 Exchange Agreement#2") with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company's 585,394 shares of common stock at $0.34 per share. As of September 30, 2025 and December 31, 2024, the outstanding balance of advances from Mr. Lucido was $112,500 and 225,000, respectively. As of September 30, 2025 and December 31, 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the three months ended September 30, 2025, the Company also recognized imputed interest of $(3,925) for advances from Mr. Lucido based on an imputed interest of 10% per annum. During the nine months ended September 30, 2025, the Company also recognized imputed interest of $20,385for advances from Mr. Lucido based on an imputed interest of 10% per annum. As of July 18, 2025, Mr. Lucido no longer has any outstanding debt with the Company.

As of September 30, 2025 and December 31, 2024, the Company owed $330,949 and $302,749 advances to Lourdes Felix, respectively. During the three months ended September 30, 2025, the Company also recognized imputed interest of [NEW_VALUE] for advances from Lourdes Felix based on an imputed interest of 10% per annum. During the nine months ended September 30, 2025, the Company also recognized imputed interest of $18,550 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

As of September 30, 2025, the Company owed $1,018,493.15 to Mr. Kent Emry pursuant to a promissory note dated September 1, 2021. Pursuant to a notice of acceleration of this debt sent by Mr. Emry on October 1, 2025, the Company was given [10] calendar days to fully repay the amount. Following Mr. Lucido’s subscription purchase of $1,018,000 as disclosed below, payment of the total outstanding balance of $1,018,493.15 was made in full on October 24, 2025, thereby satisfying the promissory note in its entirety.

On October 21, 2025, Lou Lucido, President and a member of the Board of Directors of the Company, entered into a Subscription Agreement with the Company for an aggregate purchase price of $1,018,000 in exchange for 2,908,573 shares of Common Stock and one warrant to purchase 500,000 shares of Common Stock exercisable for five (5) years at an exercise price of $0.35 per share (the “Lucido Subscription Agreement”). The Lucido Subscription Agreement contains the same representations and warranties, and piggyback registration rights as the September Purchase Agreement.

Results of Operations

Three months ended September 30, 2025 Compared with Three months ended September 30, 2024

	2025	2024
Revenues, net	$635,224	-
Total operating expenses	(2,580,811)	(1,659,721)
Interest expense, related party	(195,515)	(158,267)
Interest expense, net	(29,672)	(148,999)
Loss on settlement of debt	-	(123,563)
Grant income	867,130	572,777
Change in fair value of upfront purchase price liability	(1,785)	-
Change in fair value of royalty liability	-	-
Other miscellaneous income	496,927	4,763
Net loss	(808,502)	(1,513,010)
Non-controlling interest	(1,109,371)	25,623
Net loss attributable to BioCorRx Inc.	$(1,917,873)	(1,487,387)

Revenues

Total net revenues for the three months ended September 30, 2025 were $635,224 compared with $0 for the three months ended September 30, 2024, reflecting an increase of 100%. The primary reason for the increase in net revenues is directly related to the new Lucemyra® distribution sales. Sales/access fees for the three months ended September 30, 2025 and 2024 were $1,790 and $0, respectively, reflecting an increase that is not meaningful due to the absence of comparable prior year sales. The primary reason for the increase in 2025 is directly related to the increased number of patients treated at licensed clinics. The supply and distribution net sales for the three months ended September 30, 2025 and 2024 were $635,225 and $0, respectively.

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

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2025 and 2024 were $2,580,811 and $1,659,721, respectively, reflecting an increase of $921,090. The reasons for the increase in 2025 are primarily due to an increase of $544,522 in research and development expenses from $460,138 for the three months ended September 30, 2024 to $1,004,660 for the three months ended September 30, 2025, along cost of implants recognized of $358,812 for the three months ended September 30, 2025.

Interest Expense - Related Parties

Interest expense - related parties for the three months ended September 30, 2025 and 2024 were $195,515 and $158,267, respectively. The decrease was mainly due to the full amortization of certain debt discounts before 2025.

Interest Expense

Interest expense for the three months ended September 30, 2025 and 2024 were $29,672 and $148,999, respectively. The decrease was mainly due to (i) the full amortization of certain debt discounts before 2025 and (ii) the accrual of interest pursuant to the California Superior Court for Orange County's amended judgement in favor of Pellecome during 2024.

Loss on Settlement of Debt

Loss on settlement of debt for the three months ended September 30, 2025 and 2024 were $0 and $123,563, respectively. The increase is mainly due to the amendment to one promissory note during the second quarter of 2025, which was treated as an extinguishment of the old debt and an issuance of the new debt.

Grant Income

During the three months ended September 30, 2025 and 2024, the Company recognized grant income of $867,130 as compared to $572,777 for the comparable period last year. The increase in grant income was was primarily driven by new grant project that commenced on March 1, 2024 and progressing during the period.

(i) On May 7, 2021, the FDA cleared the Company's Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse UH3. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and the organization as a whole.

(ii) on March 1, 2024 the Company's subsidiary BioCorRx Pharmaceuticals Inc received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse U01 for the Methamphetamine Use Disorder Studies. The grant provides for $4,131,122 in funding during the first year subjects to terms and conditions specified in the grant, including satisfactory progress of project and availability of funds.

Change in fair value of upfront purchase price liability

Change in fair value of upfront purchase price liability for the three months ended September 30, 2025 was a loss of $1,785. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay upfront purchase price of $400,000 via Seller's retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The upfront purchase price is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Change in fair value of royalty liability

Change in fair value of royalty liability for the three months ended September 30, 2025 was a gain of $0. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. The royalty payment is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Other Miscellaneous Income

Other miscellaneous income for the three months ended September 30, 2025 and 2024 were $465,784 and $4,763, respectively. The miscellaneous income for the three months ended September 30, 2025 was mainly due to the refundable tax credit received from Internal Revenue Service. The miscellaneous income for the three months ended September 30, 2024 was mainly due to the grant pass-through expenses incurred.

Net Loss

For the three months ended September 30, 2025, the Company experienced a net loss of $808,502 compared with a net loss of $1,513,010 for the three months ended September 30, 2024. The decrease in net loss is primarily due to the increased operating expenses and decreased interest expenses.

Nine months ended September 30, 2025 Compared with Nine months ended September 30, 2024

	2025	2024
Revenues, net	$948,362	$7,665
Total operating expenses	(5,245,819)	(4,005,430)
Interest expense, related parties	(520,013)	(548,644)
Interest expense, net	(153,841)	(648,726)
Loss on settlement of debt	(187,514)	(123,563)
Grant income	1,435,379	1,204,407
Change in fair value of upfront purchase price liability	(6,679)	-
Change in fair value of royalty liability	31,324	-
Other miscellaneous income	661,256	129,822
Net loss	(3,037,545)	(3,984,469)
Non-controlling interest	(955,156)	42,960
Net loss attributable to BioCorRx Inc.	$(3,959,701)	$(3,941,509)

Revenues

Total net revenues for the nine months ended September 30, 2025 were $948,362 compared with $7,665 for the nine months ended September 30, 2024, reflecting an increase of 100%. The primary reason for the increase in net revenues is directly related to the new Lucemyra® distribution sales. Sales/access fees for the nine months ended September 30, 2025 and 2024 were 948,362 and -0-, respectively. The primary reason for the increase in 2025 is directly related to the decreased number of patients treated at licensed clinics.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2025 and 2024 were $5.2 million and $4.0 million, respectively. The reasons for the increase in 2025 are primarily due to (i) an increase of in consulting expense for the nine months ended September 30, 2024 to the nine months ended September 30, 2025, (ii) an increase in accounting and legal fees for the nine months ended September 30, 2024 to the nine months ended September 30, 2025, and (iii) an increase in depreciation and amortization from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, partially offset by a decrease of $0.3 million in research and development expense from $1.2 million for the nine months ended September 30, 2024 to $1.5 million for the nine months ended September 30, 2025.

Interest Expense - Related Parties

Interest expense - related parties for the nine months ended September 30, 2025 and 2024 were $520,013 and $548,644, respectively. The decrease was mainly due to the full amortization of certain debt discounts before 2025.

Interest Expense

Interest expense for the nine months ended September 30, 2025 and 2024 were $153,841 and $648,726, respectively. The decrease was mainly due to (i) the full amortization of certain debt discounts before 2025 and (ii) the accrual of interest pursuant to the California Superior Court for Orange County's amended judgement in favor of Pellecome during 2024.

Loss on Settlement of Debt

Loss on settlement of debt for the nine months ended September 30, 2025 and 2024 were $187,514 and $123,563, respectively. The increase is mainly due to the amendments to promissory notes during 2025, which were treated as an extinguishment of the old debts and an issuance of the new debts.

Grant Income

During the nine months ended September 30, 2025 and 2024, the Company recognized grant income of $1.4 million as compared to $1.2 million the comparable period last year. The increase in grant income was primarily driven by new grant project that commenced on March 1, 2024 and progressing during the period.

(i) On May 7, 2021, the FDA cleared the Company's Investigational New Drug Application (IND) application for BICX104. On August 27, 2021, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse UH3. The grant provides for $3,453,367 in funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. On March 31, 2022, the Company received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse. The grant provides for $99,431 in additional funding during the third year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. The funds are available to reimburse the Company for certain incurred direct costs and 17% of indirect costs. Indirect costs are costs that are not directly related to the project itself but are required to conduct the research and are critical to the success of the project and the organization as a whole.

(ii) on March 1, 2024 the Company's subsidiary BioCorRx Pharmaceuticals Inc received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse U01 for the Methamphetamine Use Disorder Studies. The grant provides for $4,131,122 in funding during the first year subjects to terms and conditions specified in the grant, including satisfactory progress of project and availability of funds.

Change in fair value of upfront purchase price liability

Change in fair value of upfront purchase price liability for the nine months ended September 30, 2025 was a loss of $(6,679) As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay upfront purchase price of $400,000 via Seller's retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The upfront purchase price is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Change in fair value of royalty liability

Change in fair value of royalty liability for the nine months ended September 30, 2025 was a gain of $31,324. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. The royalty payment is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Other Miscellaneous Income

Other miscellaneous income for the nine months ended September 30, 2025 and 2024 increased by $0.5 milion. The miscellaneous income for the nine months ended September 30, 2025 was mainly due to the refundable tax credit received from Internal Revenue Service. The miscellaneous income for the nine months ended September 30, 2024 was mainly due to the grant pass-through expenses incurred.

Net Income (Loss)

For the nine months ended September 30, 2025, the Company experienced net loss of $3,037,545 compared with a net loss of $3,984,469 for the nine months ended September 30, 2024. The decrease in net loss is primarily due to the increased revenues and the decreased interest expenses, net of the increased operating expenses and decreased grant income.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash of $287,688. The following table provides a summary of the Company's net cash flows from operating, investing, and financing activities.

	Nine months ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(1,450,569)	$(849,084)	$(601,485)
Net cash provided by financing activities	$1,650,224	$783,952	$866,272

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding.

On March 1, 2024, the Company's subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health's National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder. The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,450,569 for the nine months ended September 30, 2025 compared to $849,084 used in operating activities for the nine months ended September 30, 2024. The decrease was primarily due to non-cash adjustments of $854,039, a decrease in operating assets of $779,818 and an increase in operating liabilities of $85,448, but net a decrease in net loss of $3,037,545.

Net Cash Flow from Financing Activities

Net cash provided by financing activities increased by $866,272, from $783,952 provided by financing activities for the nine months ended September 30, 2024 to $1,650,224   cash provided by financing activities for the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company received 100,000 advances from Lourdes Felix, and 150,000 advances from Mr. Lucido. During the nine months ended September 30, 2025, the Company repaid 5,000 to Lourdes Felix.

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2025, the Company had a working capital deficit of (13,575,951), and an accumulated deficit of (87,201,843). The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit's fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually unless a triggering event requires an analysis sooner. Refer to Note 2 to our unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls. As of September 30, 2025, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(1) The Company initiated litigation in 2019 based on a claim that Pellecome and Dr. Orbeck utilized the Company's confidential information to advance their own weight loss product.

The Company dismissed this litigation without prejudice in July 2021.

On March 30, 2022, the court entered judgment in favor of Pellecome as an individual defendant whereby the Company was ordered to pay Pellecome total costs and attorneys' fees of $235,886. Pursuant to the judgment, this amount is accruing interest at the rate of ten percent (10%) per annum from October 6, 2021 (the date of the original award of attorneys' fees by the court which was followed by a number of filings by each party through February 2022).

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney's fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney's fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys' fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a Settlement Agreement with Pellecome pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of September 30, 2025, $258,000 remains outstanding.

(2) In July 2025, the Company received notice of a civil complaint that had been filed in the Western District of Washington and styled Andrew P. Malon ex rel. United States v. Biocorrx, Inc, LLC and Biocorrx Pharmaceuticals, Inc., No. 2:24-cv-01099. The complaint was filed by a relator under seal in July 2024 pursuant to the qui tam provisions in the federal False Claims Act. Prior to the unsealing of the complaint, the government declined to intervene in the case. The case, therefore, is being pursued only by the relator and his counsel. The complaint alleged the Company violated terms and conditions of an NIH/NIDA grant with regard to research overhead and accounting entries for non-research staff, as well as changing project scope without obtaining NIH approval in advance. On August 28, 2025, the plaintiff filed a motion to dismiss without prejudice. On September 2, 2025, the court granted the motion to dismiss.

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

As previously disclosed on Form 8-K, on July 29, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Purchasers purchased from the Company (the “First Tranche”), for an aggregate purchase price of $350,000: (i) a common stock purchase warrant to purchase up to an aggregate of 1,000,000 shares (the “Warrant”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $0.35 per share, exercisable for five (5) years from the date of issuance; and (ii) an aggregate of 1,000,000 shares of Common Stock (the “Shares,” and together with the Warrant, the “Securities”).

On September 29, 2025, the Purchasers purchased from the Company (the “Second Tranche”), for an aggregate purchase price of $350,000: (i) a common stock purchase warrant to purchase up to an aggregate of 1,000,000 shares (the “Second Warrant”) of Common Stock at an exercise price of $0.35 per share, exercisable for five (5) years from the date of issuance; and (ii) an aggregate of 1,000,000 shares of Common Stock.

The Purchase Agreement contains representations and warranties of the Company and the Purchasers which are customary for transactions of this type. In addition, the Purchase Agreement provides the Purchasers with piggyback registration rights for the Shares and for the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”), subject to certain limitations. Pursuant to the closing of the Second Tranche on September 29, 2025, the Purchasers also obtained the exclusive right to designate one (1) individual for appointment to the Company’s Board of Directors and one (1) Board Observer.

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

BIOCORRX INC.

Date: November 14, 2025	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

