Form 10-K
period 2025-12-31
BioCorRx Inc.
filed 2026-03-31
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2025 was $2,864,760 based on the closing price of $0.35 per share of common stock of BioCorRx, Inc. as quoted on the OTCID Marketplace on that date.

As of March 27, 2026, there were 26,402,874 shares of registrant’s common stock outstanding.

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

Business Overview

BioCorRx Inc., through its subsidiaries, develops and provides addiction treatment solutions offering a unique approach to the treatment of substance use and other related disorders. The Company also controls BioCorRx Pharmaceuticals Inc., a clinical-stage drug development subsidiary currently seeking U.S. Food and Drug Administration (the “FDA”) approval for BICX104, an implantable naltrexone pellet for the treatment of alcohol and opioid use disorders.

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

BICX102 was an implantable pellet of naltrexone that served as the Company’s original product candidate and was developed under National Institute on Drug Abuse (“NIDA”) award number UG3DA047925 (awarded in 2019 and 2020). BICX104 is another pellet of naltrexone that subsequently became the Company’s lead product candidate, with minor excipient differences between BICX102 and BICX104. Research related to BICX102 and BICX104 was supported by the National Institute on Drug Abuse of the National Institutes of Health under award numbers UG3DA047925 and UH3DA047925.

BICX104 was previously being developed through a cooperative agreement with the National Institutes of Health (NIDA), part of the National Institutes of Health (NIH), under award number UH3DA047925, funded by the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative. This award was subject to the Cooperative Agreement Terms and Conditions of Award as set forth in RFA DA-19-002 entitled, Development of Medications to Prevent and Treat Opioid Use Disorders (OUD) and Overdose (UG3/UH3) (Clinical Trial Optional).

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

Early research related to BICX102 and BICX104 was previously supported by cooperative agreements with the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health.

On March 1, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health (“NIH”) under award number U01DA059994. The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder (“MUD”). The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second year, and (iii) $3,260,586 during the third year, subject to the terms and conditions specified in the grant, including satisfactory progress of the project and the availability of funds. Government grants generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

Grant receivables were $52,026 and $0 as of December 31, 2025 and 2024, respectively. Deferred revenues related to the grant were $0 and $56,590 as of December 31, 2025 and 2024, respectively. $2,435,848 and $1,473,276 were recorded as grant income during the year ended December 31, 2025 and 2024, respectively.

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

On May 22, 2018, the Company entered into an amended license agreement with JPL, LLC. In accordance with the terms and conditions of the amended agreement: (i) the Company may buy back the license agreement at any time; (ii) the Company agrees to waive all annual minimum royalties or sales requirements for JPL; (iii) in the event the Company is acquired or a change of control occurs the Company may buy back the license agreement.

On December 10, 2015, the Company entered into a royalty agreement with Alpine Creek Capital Partners LLC (“Alpine Creek”). The Company is in the business of selling a distinct implementation of the Beat Addiction Recovery Program, a two-tiered comprehensive MAT program, which includes a counseling program, coupled with its proprietary Naltrexone Implant (the “Treatment”).

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2025. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2025 and 2024, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Joseph Galligan, currently a holder of approximately 15% of the Company’s shares of common stock and, as of February 16, 2021, a member of the Board, acquired from Alpine Creek the rights to the subscription and royalty agreement by and between the Company and Alpine Creek. As of December 31, 2025 and 2024, there are no payments due.

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

As of December 31, 2025, the Company had an outstanding payable to Charles River Laboratories of $200,093 related to prior contract research services.

On January 11, 2022, the Company entered into a Master Clinical Trial Agreement with Memorial Research Medical Clinic dba Orange County Research Center (“OCRC”) to conduct a Phase 1 clinical trial for BICX104. The clinical trial has since been completed. Total payments made to OCRC under the agreement as of December 31, 2025 were $503,089, and there was no outstanding balance due to OCRC as of December 31, 2025 or 2024.

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

As a condition to the closing of the APA, the Company and the Seller entered into a Securities Purchase Agreement (the “2025 Q1 SPA”) whereby the Company, as part of the consideration paid to the Seller for the purchase of the assets, agreed to issue five hundred thousand (500,000) shares of the Company’s Common Stock and to issue a warrant to the Seller for the purchase of five hundred thousand (500,000) shares of Common Stock, which is exercisable for two years and has an exercise price of $1.00 per share.

On July 29, 2025, the Company entered into a Securities Purchase Agreement (“2025 Q3 SPA”) with several accredited investors for the sale of 2,000,000 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 2,000,000 shares of common stock.

Under the terms of this 2025 Q3 SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $700,000, with the initial tranche of 1,000,000 shares and warrants purchased for aggregate cash proceeds of $350,000 at closing. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

Pursuant to the 2025 Q3 SPA, the investors have the right to purchase their pro rata share of new securities being offered or sold by the Company for a period of four years after the date of the 2025 Q3 SPA. Accordingly, on November 20, 2025, the Company entered into a Securities Purchase Agreement (“2025 Q4 SPA”) with such investors for the sale of 460,315 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 79,135 shares of common stock. Under the terms of this 2025 Q4 SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $161,110. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

On October 21, 2025, the Company entered into a Subscription Agreement (the “2025 Q4 Subscription Agreement”) with certain investors for the sale of 2,908,573 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 500,000 shares of common stock. Under the terms of this 2025 Q4 Subscription Agreement, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $1,018,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

On November 14, 2025, BioCorRx Pharmaceuticals, Inc. entered into a Sales Representative Agreement with Alpha Eagle Technology Corp (“Alpha”). BioCorRx Pharmaceuticals, Inc. desired to hire Alpha to market the Branded Product for sale; Branded Product means the pharmaceutical product Branded LUCEMYRA® (lofexidine hydrochloride) tablets approved pursuant to New Drug Application No. 209229. BioCorRx Pharmaceuticals, Inc. and Alpha desire to enter into an arrangement whereby BioCorRx Pharmaceuticals, Inc. and Alpha would share the profits realized from the sale of the Branded Products due to the efforts of Alpha according to the terms and conditions herein. As additional consideration and compensation for Alpha’s services under the agreement, the Company issued to Alpha one warrant to purchase up to 500,000 shares of common stock. The warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

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

We have incurred significant losses since our inception and have not demonstrated an ability to generate sufficient revenues from the sales of our products and services to achieve profitable operations. For the year ended December 31, 2025, the Company had a loss from operations of $3,508,763 and negative cash flows from operations of $2,298,291. Our audited consolidated financial statements for the year ended December 31, 2025 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2025.

The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. Management has developed a plan to continue operations, develop its products, and acquire technologies and assets. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings in the past, we cannot assure you that our plans to address these matters in the future will be successful. There can be no assurance that profitable operations could ever be achieved, or if achieved, could be sustained on a continuing basis.

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

During the year ended December 31, 2025, we recorded a net loss applicable to common shareholders of $3,440,146, or ($0.19) per share, as compared with $5,106,124, or ($0.49) per share, of the corresponding year in 2024. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

As of March 31, 2026, approximately 12 licensed providers have agreed to offer the BioCorRx® Recovery Program and approximately 8 providers have agreed to offer the UnCraveRx® Weight Loss Management Program. If more licensed providers do not agree to offer the programs to their patients, the programs may not achieve market acceptance and we may not become profitable. Delayed adoption of our program by licensed providers could lead to a delayed adoption by patients. Licensed providers may not agree to offer the programs to their patients until certain conditions have been satisfied including, among others:

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

Our success is substantially dependent on the continued service of our President, Louis Lucido, and our Chief Executive Officer and Chief Financial Officer (“CEO” and “CFO”, respectively), Lourdes Felix. The Company does not carry key person life insurance on any of its management, which would leave the Company uncompensated for the loss of any of its management. The loss of the services of any of our senior management has made, and could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

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

Our two officers (whom also serve as directors) and five non-employee directors currently own approximately 66.50% of our outstanding voting equity and has significant control over shareholder matters, such as election of directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’s minority shareholders will have little or no control over its affairs.

The Unavailability, Reduction or Elimination of Government Incentives Could Have a Material Adverse Effect on Our Business, Financial Condition, Operating Results and Prospects.

During the year ended December 31, 2025, the Company recognized grant income of $2,435,848 as compared to $1,473,276 for the comparable year last year. We feel grant income may potentially be a significant portion of our other income in fiscal year 2026 based on: On March 1, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institutes of Health’s National Institute on Drug Abuse, ("NIDA"). The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder (MUD). The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second-year, and (iii) $3,260,586 during the third-year subject to the terms and conditions specified in the grant, including satisfactory progress of project and the availability of funds. Government grants are agreements that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

We revised certain previously issued interim financial statement amounts, which could adversely affect investor confidence.

In preparing our consolidated financial statements for the year ended December 31, 2025, management identified errors in certain previously issued unaudited condensed consolidated financial statements for interim periods during 2025. The Company revised the affected amounts to correct these errors.

Although management concluded that these errors were not material to the previously issued interim financial statements, revisions to previously issued financial information may cause investors to question the accuracy of our financial reporting or the effectiveness of our internal controls. This perception could adversely affect investor confidence in the Company and our financial reporting processes.

In addition, such revisions could result in regulatory inquiries or litigation. Any such matters, whether successful or not, could result in additional costs, divert management’s attention, or harm our reputation.

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

Holders of shares of Common Stock that we have issued, including shares of Common Stock issuable upon conversion and/or exercise of outstanding convertible notes, shares of preferred stock options and warrants, may be entitled to dispose of their shares pursuant to an exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of our Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Common Stock. Our Common Stock is quoted on the OTCID Marketplace and there is not now, nor has there been, any significant market for shares of our Common Stock, and an active trading market for our shares may never develop or be sustained. Investors are currently able to use Rule 144 promulgated under the Securities Act to sell shares of our Common Stock and, if they do so, the then-prevailing market prices for our Common Stock may be reduced. Any substantial sales of our Common Stock may have an adverse effect on the market price of our securities.

We face risks related to Novel Coronavirus (“COVID-19”) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (“COVID-19”). In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments will cause disruption to our operations, research and development, and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the COVID-19 or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the COVID-19 outbreak on our business and operations remains uncertain, the continued spread of the COVID-19or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

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

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for developing and maintaining our overall cybersecurity risk methodology and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel;  threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

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

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a Settlement Agreement with Pellecome pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of December 31, 2025, $138,000 remains outstanding.

Item 4 - Mine Safety Disclosures.

Not applicable.

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the OTC Bulletin Board on August 30, 2010. Our common stock now trades on the OTCID marketplace owned by OTC Markets Group Inc.

As of March 27, 2026, 26,402,874 shares of our common stock were issued and outstanding.

Holders

As of March 31, 2026, there were approximately 168 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended December 31, 2025, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

The shares of common stock listed below were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

During the year ended December 31, 2025, the Company issued an aggregate of 1,370,636 shares of its common stock for services rendered valued at $480,595 based on the underlying market value of the common stock at the date of issuance, among which 325,208 shares valued at $116,538 were issued to the board of directors for board compensation.

During the year ended December 31, 2025, the Company issued an aggregate of 104,500 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes. The 104,500 shares of common stock were valued at an aggregate value of $36,800.

During the year ended December 31, 2025, the Company issued (i) 1,770,452 shares of its common stock at $0.41 per share in connection with conversion of the promissory note then outstanding of $725,000, (ii) 585,394 shares of its common stock at $0.34 per share in connection with conversion of the promissory note then outstanding of $200,000, (iii) 103,627 shares of its common stock at $0.39 per share in connection with conversion of accounts payable of $40,000, (iv) 582,511 shares of its common stock at $0.36 per share in connection with conversion of the promissory note then outstanding of $212,500, (v) 522,341 shares of its common stock at $0.35 per share in connection with conversion of the promissory note then outstanding of $177,000 and interest payable of $5,819, and (vi) 47,131 shares of its common stock at $0.42 per share in connection with conversion of accounts payable of $20,000. As the fair value of the shares issued equaled the carrying amount of the notes or payable, no gain or loss was recognized.

During the year ended December 31, 2025, one holder of the warrants elected to exercise their warrants on a cashless basis. An aggregate of 234,482 shares of common stock were issued to the holder.

During the year ended December 31, 2025, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share.

During the year ended December 31, 2025, the Company issued 2,000,000 shares of its common stock in connection with the 2025 Q3 SPA. Under the terms of this 2025 Q3 SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $700,000. Pursuant to the 2025 Q3 SPA, the investors have the right to purchase their pro rata share of new securities being offered or sold by the Company for a period of four years after the date of the 2025 Q3 SPA. Accordingly, on November 20, 2025, the Company issued another 460,315 shares of its common stock. The shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $161,110.

During the year ended December 31, 2025, the Company issued 2,908,573 shares of its common stock in connection with the 2025 Q4 Subscription Agreement. The shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $1,018,000.

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

Business Overview

Certain prior period amounts in our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 have been revised to correct immaterial errors identified during the preparation of the consolidated financial statements for the year ended December 31, 2025. Additional information regarding these revisions is included in Note 2 – Revision of Previously Issued Interim Financial Statements.

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

Early research related to BICX102 and BICX104 was previously supported by cooperative agreements with the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health.

On March 1, 2024, the Company’s subsidiary BioCorRx Pharmaceuticals Inc. was awarded a grant of $11,029,977 from the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health (“NIH”) under award number U01DA059994. The grant provides the Company with additional resources for the ongoing research of BICX104, a sustained release naltrexone implant for the treatment of methamphetamine use disorder (“MUD”). The grant provides for (i) $4,131,123 in funding during the first year, (ii) $3,638,268 during the second year, and (iii) $3,260,586 during the third year, subject to the terms and conditions specified in the grant, including satisfactory progress of the project and the availability of funds. Government grants generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period.

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

Grant receivables were $52,026 and $0 as of December 31, 2025 and 2024, respectively. Deferred revenues related to the grant were $0 and $56,590 as of December 31, 2025 and 2024, respectively. $2,435,848 and $1,473,276 were recorded as grant income during the year ended December 31, 2025 and 2024, respectively.

On March 4, 2025, the Company and its majority owned subsidiary, BioCorRx Pharmaceuticals, Inc. entered into an APA with the Seller. The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, an FDA approved prescription medication for opioid withdrawal. Supply and distribution sales are generated from the sales of the Lucemyra products and the distribution license granted to the distributors.

Recent Developments

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of December 31, 2025 and 2024 was $61,250. The interest expense during the year ended December 31, 2025 and 2024 was $0 and $6,661, respectively. The Company made an interest payment of $0 and $1,563, respectively, during the year ended December 31, 2025 and 2024. During the year ended December 31, 2025 and 2024, the Company amortized $3,483 and $5,787 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $22,514 was recognized on February 6, 2025. On October 21, 2025, the Company entered into an Exchange Agreement (the “2025 Q4 Exchange Agreement”) with the holder of the promissory note, pursuant to which the  holder agreed to exchange of the promissory note then outstanding of $177,000 and interest payable of $5,819 into the Company’s 522,341 shares of common stock at a price of $0.35 per share based on the underlying market value of the common stock at the date of issuance. Simultaneously, the Company issued a warrant that entitles the holder to purchase 522,341 common stock at an exercise price of $0.35, expiring 5 years from the date of issuance in connection with the sale of common stock. The balance outstanding as of December 31, 2025 and 2024 was $0 and $177,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 was $5,819 and $8,153, respectively. During the year ended December 31, 2025 and 2024, the Company amortized $13,272 and $99,185 of debt discount as interest expense, respectively.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. During the year ended December 31, 2025, the Company made principal payments of $60,000. The balance outstanding as of December 31, 2025 and 2024 was $270,000 and $275,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 was $13,272 and $15,141, respectively. During the year ended December 31, 2025 and 2024, the Company amortized $9,500 and $162,060 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025. And the conversion price of the debt was adjusted to $0.34. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on April 7, 2025. During the year ended December 31, 2025, the Company made principal payments of $30,000. The balance outstanding as of December 31, 2025 and 2024 was $300,000 and $275,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 was $12,216 and $16,491, respectively. During the year ended December 31, 2025 and 2024, the Company amortized $19,983 and $174,173 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. During the year ended December 31, 2025, the Company made principal payments of $60,000. The balance outstanding as of December 31, 2025 and 2024 was $270,000 and $275,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 was $13,272 and $17,600, respectively. During the year ended December 31, 2025 and 2024, the Company amortized $9,500 and $103,007 of debt discount as interest expense.

As of December 31, 2025 and 2024, the Company owed $312,249 and $302,749 advances to Lourdes Felix, respectively. During the year ended December 31, 2025 and 2024, the Company also recognized imputed interest of $26,134 and $26,280 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

Since September 2022 through December 2024, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the year ended December 31, 2025 and 2024 was $0 and $3,781, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2025 and 2024, the Company amortized $0 and $77,295 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $1,112,500 advances from Mr. Lucido. On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. On July 18, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#3”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $212,500 into the Company’s 582,511 shares of common stock at $0.36 per share. As of December 31, 2025 and 2024, the outstanding balance of advances from Mr. Lucido was $200,000 and $225,000, respectively. As of December 31, 2025 and 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the year ended December 31, 2025, the Company also recognized imputed interest of $10,242 and $17,581 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party. On October 24, 2025, the Company paid off the principal of the note of $500,000 and interest payable of $518,493. The balance outstanding as of December 31, 2025 and 2024 is $0 and 500,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 were $104,110 and $125,342, respectively.

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

On March 4, 2025, the Company, BioCorRx Pharmaceuticals, Inc., and the Seller entered into an APA. The Seller does business as US WorldMeds. Pursuant to the APA, BioCorRx Pharmaceuticals, Inc. purchased certain assets and assumed certain liabilities related to Lucemyra, an FDA approved prescription medication for opioid withdrawal. The upfront purchase price was $400,000 to be paid via Seller’s retention, until such amounts equal $400,000 of fifty percent (50%) of the Net Sales (as defined in the APA) of Lucemyra and fifty percent (50%) of the Net Distributable Profits of the generic version of Lucemyra. As a condition to the closing of the APA, the Company and the Seller entered into the 2025 Q1 SPA whereby the Company, as part of the consideration paid to the Seller for the purchase of the assets, agreed to issue five hundred thousand (500,000) shares of the Company’s Common Stock and to issue a warrant to the Seller for the purchase of five hundred thousand (500,000) shares of Common Stock, which is exercisable for two years and has an exercise price of $1.00 per share.

On July 29, 2025, the Company entered into the 2025 Q3 SPA with several accredited investors for the sale of 2,000,000 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 2,000,000 shares of common stock. Under the terms of this 2025 Q3 SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $700,000, with the initial tranche of 1,000,000 shares and warrants purchased for aggregate cash proceeds of $350,000 at closing. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

Pursuant to the 2025 Q3 SPA, the investors have the right to purchase their pro rata share of new securities being offered or sold by the Company for a period of four years after the date of the 2025 Q3 SPA. Accordingly, on November 20, 2025, the Company entered into the 2025 Q4 SPA with such investors for the sale of 460,315 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 79,135 shares of common stock. Under the terms of this 2025 Q4 SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $161,110. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

On October 21, 2025, the Company entered into the 2025 Q4 Subscription Agreement with certain investors for the sale of 2,908,573 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 500,000 shares of common stock. Under the terms of this 2025 Q4 Subscription Agreement, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $1,018,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

On November 14, 2025, BioCorRx Pharmaceuticals, Inc. entered into a Sales Representative Agreement with Alpha. BioCorRx Pharmaceuticals, Inc. desired to hire Alpha to market the Branded Product for sale; Branded Product means the pharmaceutical product Branded LUCEMYRA® (lofexidine hydrochloride) tablets approved pursuant to New Drug Application No. 209229. BioCorRx Pharmaceuticals, Inc. and Alpha desire to enter into an arrangement whereby BioCorRx Pharmaceuticals, Inc. and Alpha would share the profits realized from the sale of the Branded Products due to the efforts of Alpha according to the terms and conditions herein. As additional consideration and compensation for Alpha’s services under the agreement, the Company issued to Alpha one warrant to purchase up to 500,000 shares of common stock. The warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

On November 19, 2025, the Company entered into an Exchange Agreement (the “Thomas 2025 Exchange Agreement”) with Thomas Welch, pursuant to which Thomas Welch agreed to exchange of outstanding consulting fees of $20,000 into the Company’s 47,131 shares of common stock at $0.42 per share.

Results of Operations

Year ended December 31, 2025 Compared with Year ended December 31, 2024

	2025	2024
Revenues, net	$797,244	$7,665
Total operating expenses	(5,628,886)	(5,130,170)
Interest expense – related parties	(637,705)	(750,773)
Interest expense, net	(223,850)	(776,780)
Loss on settlement of debt	(187,514)	(164,602)
Grant income	2,435,848	1,473,276
Change in fair value of upfront purchase price liability	(7,426)	-
Change in fair value of royalty liability	(279,511)	-
Other miscellaneous income	223,037	129,282
Net loss	(3,508,763)	(5,212,102)
Non-controlling interest	68,617	105,978
Net loss attributable to BioCorRx Inc.	$(3,440,146)	$(5,106,124)

Revenues

Total net revenues for the year ended December 31, 2025 were $797,244 compared with $7,665 for the year ended December 31, 2024, reflecting an increase of 10,301.1%. Sales/access fees for the year ended December 31, 2025 and 2024 were $1,790 and $2,205, respectively, reflecting a decrease of $415. The primary reason for the decrease in 2025 is directly related to the decreased number of patients treated at licensed clinics. Distribution rights income for the year ended December 31, 2025 and 2024 were $0 and $4,045, respectively, reflecting a decrease of $4,045. The primary reason for the decrease in distribution rights income was due to the deferred revenues from certain licenses were fully amortized. Membership/program fees for the year ended December 31, 2025 and 2024 were $0 and $1,415, respectively. The primary reason for the decrease in 2025 was due to the decreased customers of the Company’s UnCraveRx™ Weight Loss Management Program. The supply and distribution net sales for the year ended December 31, 2025 and 2024 were $795,454 and $0, respectively. BioCorRx Pharmaceuticals, Inc. entered into several exclusive and nonexclusive distribution agreements as part of the USWM LLC Asset Purchase Agreement dated March 4, 2025. The distribution arrangements may include: (i) that the Company grants rights to the counterparty to distribute the product, and (ii) the Company supplies the product. Under an exclusive distribution and supply arrangement, the services are not distinct, and revenue is recognized as a single performance obligation. Distribution sales are generated through the distribution arrangements. The Company receives a share of the net distributable profits earned by its distributors, which is recognized when one or more of the following events occur: (i) control of the asset transfers to the end customer; and (ii) the single performance obligation has been satisfied.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2025 and 2024 were $5,628,886 and $5,130,170, respectively, reflecting an increase of $498,716.

The reasons for the increase in 2025 are primarily due to:

(i) an increase of $451,954 in consulting expense, from $515,309 for the year ended December 31, 2024 to $967,263 for the year ended December 31, 2025, (ii) an increase of $286,078 in research and development expense from $1,482,877 for the year ended December 31, 2024 to $1,768,955 for the year ended December 31, 2025, (iii) an increase of 104,106 in royalty expense from $0 for the year ended December 31, 2024 to $104,106 for the year ended December 31, 2025, and (v) an increase of $60,640 in accounting and legal fees from $1,196,479 for the year ended December 31, 2024 to $1,257,119 for the year ended December 31, 2025, partially offset by a decrease of $583,328 in stock based compensation from $1,175,933 for the year ended December 31, 2024 to $592,605 for the year ended December 31, 2025.

Interest Expense - Related Parties

Interest expense - related parties for the year ended December 31, 2025 and 2024 were $637,705 and $750,773, respectively. The decrease was mainly due to the full amortization of certain debt discounts before 2025.

Interest Expense

Interest expense for the year ended December 31, 2025 and 2024 were $223,850 and $776,780, respectively. The decrease was mainly due to (i) the full amortization of certain debt discounts before 2025 and (ii) the accrual of interest pursuant to the California Superior Court for Orange County’s amended judgement in favor of Pellecome during 2024.

Loss on Settlement of Debt

Loss on settlement of debt for the year ended December 31, 2025 and 2024 were $187,514 and $164,602, respectively. The increase is mainly due to the amendments to promissory notes during 2025, which were treated as an extinguishment of the old debts and an issuance of the new debts.

Grant Income

During the year ended December 31, 2025, the Company recognized grant income of $2,435,848 as compared to $1,473,276 for the comparable period last year. The increase in grant income in 2025 was due to:

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

(iii) The subaward funding received from the seller of Lucemyra to support ongoing grant-related research activities while the transfer of the associated NIDA grant was pending

Change in fair value of upfront purchase price liability

Change in fair value of upfront purchase price liability for the year ended December 31, 2025 was a loss of $7,426. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay upfront purchase price of $400,000 via Seller’s retention, until such amounts equal $400,000 of 50% of the Net Sales (as defined in the APA) of Lucemyra and 50% of the Net Distributable Profits (as defined in the APA) of the generic version of Lucemyra. The upfront purchase price is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Change in fair value of royalty liability

Change in fair value of royalty liability for the year ended December 31, 2025 was a loss of $279,511. As part of the consideration to the Seller for the purchase of the assets on March 4, 2025, the Company shall pay to the Seller a royalty equal to 3% of the Net Sales of Lucemyra and 3% of the Net Distributable Profits of the generic version of Lucemyra on a calendar quarter basis. Royalty payments shall commence on the date of the acquisition and shall continue for a period of 5 years following the date of the acquisition. The royalty payment is representative of contingent consideration, which shall be remeasured to fair value through earnings at each reporting period until the contingency is resolved.

Other Miscellaneous Income

Other miscellaneous income for the year ended December 31, 2025 and 2024 were $223,037 and $129,282, respectively. The miscellaneous income for the year ended December 31, 2025 was mainly due to the refundable tax credit received from Internal Revenue Service.  The miscellaneous income for the year ended December 31, 2024 was mainly due to the grant pass-through expenses incurred.

Net Loss

For the year ended December 31, 2025, the Company experienced a net loss of $3,508,763 compared with a net loss of $5,212,102 for the year ended December 31, 2024. The decrease in net loss is primarily due to the increased revenues, the increased grant income, and the decreased interest expenses, net of increased operating expenses.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of $139,360. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2025	2024
Net cash used in operating activities	$(2,298,291)	$(1,096,254)
Net cash provided by financing activities	2,349,618	1,119,065
Net increase (decrease) in cash	51,327	22,811
Cash, beginning of year	88,033	65,222
Cash, end of year	$139,360	$88,033

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the year ended December 31, 2025 and 2024, the Company received $1,879,110 and $0, respectively, proceeds from common stock subscription agreements.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,298,291 for the year ended December 31, 2025 compared to $1,096,254 used in operating activities for the year ended December 31, 2024. The increase was primarily due to non-cash adjustments of $867,629, an increase in operating assets of $441,968, and a decrease in operating liabilities of $1,595,779, net an increase in net loss of $1,703,339.

Net Cash Flow from Financing Activities

Net cash provided by financing activities increased by $1,230,553, from $1,119,065 provided by financing activities for the year ended December 31, 2024 to $2,349,618 cash provided by financing activities for the year ended December 31, 2025.

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

During the year ended December 31, 2025, the Company received $35,200 advances from Lourdes Felix, and $1,112,500 advances from Mr. Lucido. During the year ended December 31, 2025, the Company repaid $25,700 to Lourdes Felix and $500,000 to Kent Emry.

During the year ended December 31, 2025, the Company received $1,879,110 cash proceeds from common stock subscription agreements.

During the year ended December 31, 2025, the Company repaid $150,000 of notes payable owed to third parties.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2025, the Company had a working capital deficit of $(7,491,731), and an accumulated deficit of $86,649,288. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Refer to "Notes to Consolidated Financial Statements—NOTE 22 – Income Taxes" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

Loss contingencies

Loss contingencies are existing conditions, situations or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Refer to "Notes to Consolidated Financial Statements—NOTE 19 – Commitments and Contingencies" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

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

Refer to "Notes to Consolidated Financial Statements—NOTE 4 – Business Combination" in "Part II., Item 8. Financial Statements and Supplementary Data" of this Annual Report for more information.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2025.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During an evaluation of disclosure controls and procedures as of December 31, 2025, conducted as part of our annual audit and preparation of our annual financial statements, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective due to the reasons: (i) policies and procedures which are not yet adequately documented. Management also evaluated the errors that resulted in the revision of certain previously issued interim financial statement amounts and concluded that the errors did not result from a deficiency in internal control over financial reporting that would constitute a material weakness. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness in our internal control over the financial reporting process.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information.

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10 - Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of March 31, 2026 are set forth below:

Name	Age	Positions
Lourdes Felix, Chief Executive Officer since November 9, 2020 and Chief Financial Officer since October 1, 2012;	58	Chief Executive Officer, Chief Financial Officer and Director
Kent Emry, Director	58	Director
Luisa Ingargiola	58	Director
Louis Lucido	77	Director, Interim President from January 5, 2024 to January 31, 2024, President effective on February 1, 2024
Joseph J. Galligan	66	Director
Kate Beebe DeVarney	65	Director

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

Kate Beebe DeVarney, Director

Dr. Kate Beebe DeVarney is a seasoned biopharmaceutical executive and neuroscientist with more than 30 years of experience in pharmaceutical research, development, and regulatory strategy. She most recently served as President, Chief Operating Officer, and Director of Titan Pharmaceuticals, Inc. (NASDAQ: TTNP), where she spent over 17 years in senior leadership roles overseeing product development, regulatory affairs, and medical affairs.

During her tenure at Titan, Dr. DeVarney led the development and global regulatory approval of Probuphine®, a six-month buprenorphine implant for the treatment of opioid use disorder, and played a key role in advancing multiple clinical-stage programs from early development through commercialization.

Dr. DeVarney has held positions of increasing responsibility at leading pharmaceutical companies, including SmithKline Beecham, GlaxoSmithKline, Merck & Co., and Corcept Therapeutics, where she contributed to the development of therapies across neuropsychiatry, metabolic disease, oncology, and addiction medicine.

She currently serves as a Director of BioCorRx Pharmaceuticals, Inc., where she provides strategic oversight of clinical development and regulatory programs, and leads medical affairs initiatives. She is also a Principal Investigator on multiple National Institute on Drug Abuse (NIDA)-funded programs and serves as a Federal Appointee to the National Advisory Council on Drug Abuse (NACDA).

Earlier in her career, Dr. DeVarney spent a decade in academic medicine and clinical practice, including faculty appointments at the University of Pennsylvania. She holds a Ph.D. in Clinical Neuropsychology from George Mason University and completed her postdoctoral training at Graduate Hospital and the University of Pennsylvania.

Dr. DeVarney has been a Director of BioCorRx Inc. since March 04, 2025. The Board believes that Ms. DeVarney’s biopharmaceutical and executive business experience qualifies her to serve on the Board.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2025 were made on a timely basis other than with respect to: (i) one late Form 4 on behalf of Louis Lucido reporting the issuances of shares of Common Stock; and (ii) one late Form 4 on behalf of Lourdes Felix reporting the issuances of shares of Common Stock.

Code of Ethics

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 2390 East Orangewood Avenue, Suite 570, Anaheim, CA 92806.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities that applies to our officers and directors, as well as our employees that have regular access to material, nonpublic information about the Company in the normal course of their duties. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is incorporated herein by reference as Exhibit 19.1 to this Form 10-K.

Board Composition, Committees, and Independence

Our board of directors currently consists of six (6) members. Our board of directors has determined that Luisa Ingargiola, Joseph Galligan, Kent Emry, and Kate Beebe DeVarney qualify as independent directors. As we do not have any board committees, the board as a whole carries out the functions of audit, nominating, and compensation committees.

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

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (“Principal Executive Officer”) and our one most highly compensated executive officer other than the Principal Executive Officer during fiscal years 2025 and 2024 (collectively, “Named Executive Officers”).

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation ($)	All other compensation ($)(1)	Total ($)

(1) Louis Lucido, President and Director	2025	0	0	20,000	0	0	0	60,000	80,000
	2024	0	0	25,000	0	0	0	60,000	85,000

(2) Lourdes Felix, CEO, CFO and Director	2025	199,846	0	20,000	0	0	0	60,000	279,846
	2024	199,846	0	290,000	0	0	0	60,000	549,846

Brady Granier, President (resigned on January 31, 2024) and Director (resigned on March 31, 2024)	2025	0	0	0	0	0	0	0	0
	2024	17,917	0	0	13,668	0	0	5,000	36,585

__________________

(1)	Director of the Company receives a quarterly cash stipend of $15,000 in compensation for their services.
(2)	Director of the Company receives a quarterly number of shares of the Company’s common stock equivalent to $5,000 in compensation for their services.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2025.

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$0.01-5.00	112,000	0.5	112,000	0.5
5.01 and up	105,000	2.4	105,000	2.4
	217,000	1.4	217,000	1.4

Employment/Consulting Contracts, Termination of Employment, Change-in-Control Arrangements

On June 13, 2018, the Company entered into an Executive Service Agreement (each an “Executive Agreement” and together, the “Executive Agreements”) with each of the Company’s Executive Officers, Mr. Brady Granier and Ms. Lourdes Felix (each an “Executive Officer” and together, the “Executive Officers”). As of December 31, 2019, the annual salary of Mr. Brady Granier remained $190,000 and Ms. Lourdes Felix remained at $175,000. As of December 31, 2020, the annual salary of Mr. Brady Granier is $215,000 and for Ms. Lourdes Felix is $190,000. Mr. Brady Granier also receives 16,698 stock options valued at $13,668 during the year ended December 31, 2024. On December 29, 2023, Brady Granier submitted his letter of resignation as President of BioCorRx Inc. and Chief Executive Officer of BioCorRx Pharmaceuticals, a subsidiary of the Company, effective January 31, 2024. On March 29, 2024, Mr. Granier submitted his letter of resignation from his position as a member of the Board, effective March 31, 2024. On January 5, 2024, the Board appointed Mr. Lucido as Interim President of the Company, effective immediately through January 31, 2024, and transitioning to President on February 1, 2024. Mr. Lucido remains a member of the Board. As of  December 31, 2025, the annual salary of Mr. Louis Lucido is $200,000, payable in equity pursuant to his executive agreement. As of December 31, 2025, the annual salary of Ms. Lourdes Felix is $200,000.

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

Name	Fiscal Year	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)

Kent Emry, Director since March 1, 2019	2025	20,000	0	60,000	80,000
	2024	25,000	0	60,000	85,000

Luisa Ingargiola, Director since March 1, 2019	2025	20,000	0	60,000	80,000
	2024	25,000	0	60,000	85,000

Joseph J. Galligan, Director since February 16, 2021	2025	20,000	0	60,000	80,000
	2024	25,000	0	15,680	40,680

Kate Beebe DeVarney, Director since March 4, 2025	2025	16,538	112,009	49,808	178,355
	2024	0	0	0	0

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth, as of March 31, 2026, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 2390 East Orangewood Avenue, Suite 570, Anaheim, California 92806.

Name and Address of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially	Percent of Class	Series B Preferred Stock Owned Beneficially	Percent of Class	Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Five Percent Stockholders:

BICX Holding Company, LLC (4)	2,227,575	(5)	8.44%	-	-			2,227,575	*

Named Executive Officers and Directors

Lourdes Felix				10,000		40,000
	1,116,167	(6)	4.23%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,899,167	21.32%

Kent Emry				10,000		40,000
	241,766	(7)	.91%	(10,000,000 votes)	12.5%	(80,000,000 votes)	25%	90,211,766	21.16%

Luisa Ingargiola	149,970	(8)	*	-		-		149,970	*

Louis Lucido	12,840,193	(9)	48.63%	-		-		12,011,397	2.82

Joseph Galligan	1,413,122	(10)	5.35%	-		-		1,413,122	*

Kate Beebe DeVarney	915,345	(11)	3.47%	-		-		297,338	*

Total of Named Executive Officers and Directors				20,000		80,000
	16,676,563		63.16%	(20,000,000 votes)	25%	(160,000,000 votes)	50%	194,982,760	45.73%

*	less than 1%

(1)	Applicable percentage ownership is based on 15,944,680 shares of common stock outstanding as of March 17, 2025.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 405,944,680 shares of voting equity outstanding as March 17, 2025.
(4)

On or about January 1, 2021, Bryan Galligan, the son of our Board member, Joseph Galligan, became the Managing Member of BICX Holding Company, LLC. Joseph Galligan is a minority shareholder of this entity and does not have voting or investment control of the shares held by this entity.

(5)	This figure consists solely of shares of common stock held of record or in a brokerage account.

(6)

This figure consists of: (i) 899,167 shares of common stock held of record; and  (ii) 112,000 Stock Options to purchase 112,000 fully vested and exercisable shares of our common stock at an exercise price of $2.01 per share expiring on June 17, 2026 and (iii) 105,000 Stock Options to purchase 105,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(7)

This figure consists of: (i) 211,766 shares of common stock held of record or in a brokerage account and (ii) 30,000 Stock Options to purchase 30,000 fully vested shares of our common stock at an exercise price of $14.00 per share expiring June 13, 2028.

(8)	This figure consists of 149,970 shares of common stock held of record or in a brokerage account.

(9)

This figure consists of: (i) 12,011,397 shares of common stock held of record or in a brokerage account; and (ii) 828,796 warrants to purchase 828,796 shares of our common stock, consisting of: (a) 171,296 warrants at an exercise price of $4.00 per share expiring March 29, 2026; (b) 150,000 warrants at an exercise price of $2.00 per share expiring August 29, 2026; (c) 7,500 warrants at an exercise price of $2.00 per share expiring November 9, 2027; and (d) 500,000 warrants at an exercise price of $0.35 per share expiring October 21, 2030.

(10)	This figure consists of 1,413,122 shares of common stock held of record or in a brokerage account.

(11)	This figure consists of 297,338 shares of common stock held of record or in a brokerage account.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have three equity compensation plans. The table set forth below present information relating to our equity compensation plans as of the date of this Annual Report:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans not approved by security holders	1,669,075	3.35	401,441
Total	1,669,075	3.35	401,441

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

Item 13 - Certain Relationships and Related Transactions and Director Independence.

Since January 1, 2025, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

•	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

As of December 31, 2025 and 2024, the Company owed $312,249 and $302,749 advances to Lourdes Felix, respectively. During the year ended December 31, 2025 and 2024, the Company also recognized imputed interest of $26,134 and $26,280 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

Since September 2022 through December 2024, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the year ended December 31, 2025 and 2024 was $0 and $3,781, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2025 and 2024, the Company amortized $0 and $77,295 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $1,112,500 advances from Mr. Lucido. On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. On July 18, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#3”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $212,500 into the Company’s 582,511 shares of common stock at $0.36 per share. As of December 31, 2025 and 2024, the outstanding balance of advances from Mr. Lucido was $200,000 and $225,000, respectively. As of December 31, 2025 and 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the year ended December 31, 2025, the Company also recognized imputed interest of $10,242 and $17,581 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party. On October 24, 2025, the Company paid off the principal of the note of $500,000 and interest payable of $518,493. The balance outstanding as of December 31, 2025 and 2024 is $0 and 500,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 were $104,110 and $125,342, respectively.

On October 21, 2025, the Company entered into the 2025 Q4 Subscription Agreement with certain investors for the sale of 2,908,573 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 500,000 shares of common stock. Under the terms of this 2025 Q4 Subscription Agreement, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $1,018,000. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

Item 14 - Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2025 and 2024, including review of our interim financial statements were $83,500 paid to M&K CPAS, PLLC, and $57,000 paid to Marcum LLP, respectively.

Audit Related Fees. We incurred no fees to our independent registered public accounting firm for audit related fees during the fiscal year ended December 31, 2025 and 2024, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred no fees to our independent registered public accounting firm for tax and fees during the fiscal year ended December 31, 2025 and 2024.

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

3. Exhibits:

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation, filed May 7, 2014.	8-K	3.2	07/06/2016
3.2	Certificate of Amendment to the Articles of Incorporation, filed July 5, 2016.	8-K	3.1	07/06/2016
3.3	Certificate of Amendment to Articles of Incorporation, dated May 10, 2018.	8-K	3.1	05/16/2018
3.4	Certificate of Amendment to Articles of Incorporation, filed January 16, 2019.	8-K	3.1	01/18/2019
3.5	Amended and Restated Bylaws, effective as of May 13, 2016.	8-K	3.2	05/20/2016
4.1	Certificate of Designation, filed July 1, 2014, as corrected July 7, 2014.	8-K	4.1	07/06/2016
4.2	Certificate of Designation, filed November 23, 2016.	8-K	4.1	11/30/2016
4.3	Description of securities registered under Section 12 of the Exchange Act of 1934	8-K	4.1	07/06/2016
4.4	Form of Warrant to purchase Common Stock, dated May 5, 2022	8-K	4.1	05/12/2022
4.5	Form of Warrant	8-K	4.1	03/11/2025
4.6	Form of Warrant	8-K	4.1	08/01/2025
10.2	First Amendment to Senior Secured Convertible Note Purchase Agreement by and between the Company and BICX Holding Company LLC, dated March 3, 2017.	8-K	10.6	03/09/2017
10.3	Second Amendment to Senior Secured Convertible Note Purchase Agreement and Senior Secured Convertible Note by and between the Company and BICX Holding Company LLC, dated June 29, 2017.	8-K	10.1	07/06/2017
10.4	Distributor Agreement with CereCare, LLC, dated December 8, 2017.	8-K	10.1	12/14/2017
10.5*	Form of BioCorRx Inc. 2018 Equity Incentive Plan.	8-K	10.1	05/21/2018
10.6*	Executive Management Bonus Plan effective June 13, 2018.	8-K	10.1	06/15/2018
10.7*	Executive Service Agreement by and between the Company and Lourdes Felix, dated June 13, 2018.	8-K	10.3	06/15/2018
10.8*	Form of Director Agreement.	8-K	10.1	02/22/2019
10.9*	Form of Director Agreement.	8-K	10.1	03/07/2019
10.10	Royalty Agreement by and between BioCorRx Inc. and Alpine Creek Capital Partners LLC	8-K	10.1	12/17/2015
10.16	Inter-Company License Agreement by and between BioCorRx Inc. and BioCorRx Pharmaceuticals, Inc., effective September 2, 2021	10-K	10.15	03/31/2023
10.17*	BioCorRx Inc. 2022 Omnibus Securities and Incentive Plan	8-K	10.1	04/28/2022
10.20*	Form of Indemnification Agreement	8-K	10.2	01/23/2023
10.21	Asset Purchase Agreement by and among BioCorRx Pharmaceuticals, Inc., BioCorRx Inc., and USWM, LLC, dated March 4, 2025	8-K	10.1	03/11/2025
10.22**	Form of Securities Purchase Agreement, dated July 29, 2025	8-K	10.1	08/01/2025

10.22	Securities Purchase Agreement by and between BioCorRx Inc. and USWM, LLC, dated March 4, 2025	8-K	10.2	03/11/2025
14.1	Code of Business Conduct and Ethics				☒
16.1	Letter from Marcum LLP to the Securities and Exchange Commission	8-K	16.1	07/10/2024
19.1	Insider Trading Policy				☒
21.1	List of Subsidiaries.	S-1	21.1	08/24/2018
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				☒
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				☒
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				☒
101.SCH	Inline XBRL Taxonomy Extension Schema Document				☒
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				☒
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				☒
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				☒
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				☒
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				☒

*	Management contract or compensatory plan or arrangement.
+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
**

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and exhibits, or any sections thereof, to the SEC or its staff upon request.

Item 16. - Form 10–K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BioCorRx Inc.

Date: March 31, 2026	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lourdes Felix	Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2026
Lourdes Felix	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Kent Emry	Director	March 31, 2026
Kent Emry

/s/ Luisa Ingargiola	Director	March 31, 2026
Luis Ingargiola

/s/ Louis Lucido	Director, Interim President from January 5, 2024 to January 31, 2024, and President effective on February 1, 2024	March 31, 2026
Louis Lucido

/s/ Joseph J. Galligan	Director	March 31, 2026
Joseph J. Galligan

/s/ Kate Beebe DeVarney	Director	March 31, 2026
Kate Beebe DeVarney

BIOCORRX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BioCorRX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCorRX, Inc. (the Company) as of December 31, 2025, and 2024, and the related consolidated statements of operations, deficit, and cash flows for the years ended December 31, 2025, and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for the years ended December 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Due to the net loss, accumulated deficit and negative cash flows from operations for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be easily substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

March 31, 2026

BIOCORRX INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 and 2024

	2025	2024
ASSETS
Current assets:
Cash	$139,360	$88,033
Accounts receivable, net	253,459	-
Grant receivable	52,026	-
Inventory	143,425	-
Prepaid expenses	226,198	29,963
Total current assets	814,468	117,996

Property and equipment, net	4,062	18,977

Right to use assets	159,128	199,184

Other assets:
Intangible assets, net	564,460	7,848
Goodwill	563,158	-
Deposits, long term	41,936	41,936
Total other assets	1,169,554	49,784

Total assets	$2,147,212	$385,941

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,271,685 and $1,349,465, respectively	$6,362,728	$5,574,831
Deferred revenue, grant	-	56,590
Lease liability, short term	43,382	40,057
Notes payable, net of debt discount of $0 and $41,452, respectively	1,222,730	1,343,278
Notes payable, related parties, net of debt discount of $0	677,359	1,192,859
Total current liabilities	8,306,199	8,207,615

Long term liabilities:
Economic Injury Disaster loan, long term	69,537	71,029
Royalty obligation, net of discount of $3,941,262 and $4,418,698, related parties	4,780,838	4,303,402
Upfront purchase price liability	42,503	-
Royalty liability	359,378	-
Lease liability, long term	115,745	159,127
Total liabilities	13,674,200	12,741,173

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of December 31, 2025 and 2024	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of December 31, 2025 and 2024	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 24,489,311 and 13,299,349 shares issued and outstanding as of December 31, 2025 and 2024, respectively	24,489	13,299
Common stock subscribed	100,000	100,000
Additional paid in capital	75,279,624	70,953,807
Accumulated deficit	(86,649,288)	(83,209,142)
Total deficit attributable to BioCorRx, Inc.	(11,223,559)	(12,120,420)
Non-controlling interest	(303,429)	(234,812)
Total deficit	(11,526,988)	(12,355,232)

Total liabilities and deficit	$2,147,212	$385,941

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024

Revenues, net	$797,244	$7,665

Operating expenses:
Cost of implants and other costs	21,802	1,667
Research and development	1,768,955	1,482,877
Selling, general and administrative	3,794,126	3,612,481
Depreciation and amortization	44,003	33,145
Total operating expenses	5,628,886	5,130,170

Loss from operations	(4,831,642)	(5,122,505)

Other income (expenses):
Interest expense – related parties	(637,705)	(750,773)
Interest expense, net	(223,850)	(776,780)
Loss on settlement of debt	(187,514)	(164,602)
Grant income	2,435,848	1,473,276
Change in fair value of upfront purchase price liability	(7,426)	-
Change in fair value of royalty liability	(279,511)	-
Other miscellaneous income	223,037	129,282
Total other (expenses) income, net	1,322,879	(89,597

Loss before provision for income taxes	(3,508,763)	(5,212,102)

Income taxes	-	-

Net loss	(3,508,763)	(5,212,102)

Non-controlling interest	68,617	105,978

Net loss attributable to BioCorRx Inc.	$(3,440,146)	$(5,106,124)

Net loss per common share, basic and diluted	$(0.19)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	18,485,888	10,464,373

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF DEFICIT

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total

Balance, December 31, 2023	80,000	$16,000	160,000	$5,616	8,674,029	$8,674	$100,009	$68,149,029	$(78,103,018)	$(128,834)	$(9,952,524)
Common stock issued for services rendered	-	-	-	-	2,132,987	2,133	-	987,522	-	-	989,655
Common stock issued in connection with issuance of promissory notes	-	-	-	-	529,000	529	-	212,813	-	-	213,342
Warrants issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	83,552	-	-	83,552
Common stock issued in connection with subscription agreement	-	-	-	-	9,374	9	(9)	-	-	-	-
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	1,953,959	1,954	-	1,247,431	-	-	1,249,385
Share-based compensation	-	-	-	-	-	-	-	229,599	-	-	229,599
Imputed interest for related party advances	-	-	-	-	-	-	-	43,861	-	-	43,861
Net loss	-	-	-	-	-	-	-	-	(5,106,124)	(105,978)	(5,212,102)
Balance, December 31, 2024	80,000	$16,000	160,000	$5,616	13,299,349	$13,299	$100,000	$70,953,807	$(83,209,142)	$(234,812)	$(12,355,232)
Common stock issued for services rendered	-	-	-	-	1,370,636	1,370	-	479,225	-	-	480,595
Common stock issued in connection with issuance of promissory notes	-	-	-	-	104,500	105	-	36,695	-	-	36,800
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	3,611,456	3,612	-	1,376,707	-	-	1,380,319
Common stock issued in connection with subscription agreement	-	-	-	-	5,368,888	5,369	-	1,873,741	-	-	1,879,110
Common stock issued in connection with exercise of warrants	-	-	-	-	234,482	234	-	(234)	-	-	-
Common stock issued in connection with APA (Note 4)	-	-	-	-	500,000	500	-	153,000	-	-	153,500
Warrants issued in connection with APA (Note 4)	-	-	-	-	-	-	-	89,770	-	-	89,770
Share-based compensation	-	-	-	-	-	-	-	112,009	-	-	112,009
Imputed interest for related party advances	-	-	-	-	-	-	-	36,376	-	-	36,376
Warrants issued in connection with the Sales Representative Agreement	-	-	-	-	-	-	-	168,528	-	-	168,528
Net loss	-	-	-	-	-	-	-	-	(3,440,146)	(68,617)	(3,508,763)
Balance, December 31, 2025	80,000	$16,000	160,000	$5,616	24,489,311	$24,489	$100,000	$75,279,624	$(86,649,288)	$(303,429)	$(11,526,988)

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,508,763)	$(5,212,102)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	44,003	33,145
Amortization of discount on royalty obligation	477,436	480,656
Amortization of debt discount	55,738	621,506
Amortization of right-of-use asset	40,056	62,104
Loss on settlement of debt	187,514	164,602
Change in fair value of upfront purchase price liability	7,426	-
Change in fair value of royalty liability	279,511	-
Other income	-	(32,405)
Stock based compensation	592,604	1,219,254
Imputed interest for related party advances	36,376	43,861
Warrants issued in connection with the Sales Representative Agreement	4,430	-
Changes in operating assets and liabilities:
Accounts receivable	(253,459)	740
Grant receivable	(52,026)	76,266
Inventory	(9,828)	-
Prepaid expenses	(32,137)	14,928
Accounts payable and accrued expenses	286,839	1,442,160
Deposits	-	2,584
Upfront purchase price liability	(357,364)	-
Lease liability	(40,057)	(66,098)
Deferred revenue	-	(4,045)
Deferred revenue, grant	(56,590)	56,590
Net cash used in operating activities	(2,298,291)	(1,096,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	1,879,110	-
Payment to Economic Injury Disaster loan	(1,492)	(1,437)
Payment of notes payable – related party	(525,700)	(11,000)
Payment of notes payable	(150,000)	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable – related party	1,147,700	931,502
Net cash provided by financing activities	2,349,618	1,119,065

Net increase (decrease) in cash	51,327	22,811
Cash, beginning of the year	88,033	65,222

Cash, end of the year	$139,360	$88,033

Supplemental disclosures of cash flow information:
Interest paid	$521,358	$10,731
Taxes paid	$-	$-
Common stock issued in connection with issuance of promissory notes	$36,800	$213,342
Common stock issued in connection subscription agreement	$-	$9
Record right to use assets per ASC 842	$-	$(225,663)
Record lease liability per ASC 842	$-	$225,663
Common stock issued in connection with APA (Note 4)	$153,500	$-
Warrants issued in connection with APA (Note 4)	$89,770	$-
Common stock issued in connection with conversion of promissory notes and accounts payable	$1,380,319	$1,249,385
Derivative liability recognized in connection with issuance of promissory notes	$-	$26,730
Warrants issued in connection with issuance of promissory notes	$-	$83,552

See the accompanying notes to the consolidated financial statements

BIOCORRX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through December 31, 2025.

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

Revision of Previously Issued Interim Financial Statements

In preparing the consolidated financial statements as of and for the year ended December 31, 2025, management identified errors in the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 related to:

(i) revenue timing resulting from a reversing journal entry that was not posted to the general ledger, and

(ii) the classification of an auditor-proposed adjustment between the parent entity and a subsidiary.

The Company evaluated these errors in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and ASC 250, Accounting Changes and Error Corrections, and concluded that the errors were not material to the previously issued interim financial statements.

Accordingly, the Company has revised the affected prior period amounts in the accompanying consolidated financial statements.

We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the error correction is not material to previously issued interim financial statements on either a quantitative or qualitative basis. A summary of the revisions to the previously reported financial information is included in Note 23.

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

The following table presents the Company’s net sales by product category for the year ended December 31, 2025 and 2024:

	2025	2024
Sales/access fees	$1,790	$2,205
Distribution rights income	-	4,045
Membership/program fees	-	1,415
Supply and distribution sales	795,454	-
Net sales	$797,244	$7,665

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of December 31, 2025 and 2024, respectively.

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

Inventories consisted of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$116,097	$-
Work-in-progress	-	-
Finished goods	27,328	-
	$143,425	$-

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually unless a triggering event requires an analysis sooner. There was no goodwill impairment for the year ended December 31, 2025 and 2024.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the year ended December 31, 2025 and 2024.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the year ended December 31, 2025 and 2024.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at December 31, 2025 and 2024, respectively, because their inclusion would have been anti-dilutive.

	2025	2024
Shares underlying options outstanding	1,669,075	1,372,520
Shares underlying warrants outstanding	5,133,477	1,765,856
Convertible preferred stock outstanding	240,000	240,000
	7,042,552	3,378,376

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $65,241 and $33,506 as advertising costs for the year ended December 31, 2025 and 2024, respectively.

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

Grant receivables were $52,026 and $0 as of December 31, 2025 and 2024, respectively. Deferred revenues related to the grant were $0 and $56,590 as of December 31, 2025 and 2024, respectively. $2,435,848 and $1,473,276 were recorded as grant income for the year ended December 31, 2025 and 2024, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,768,955 and $1,482,877 for the year ended December 31, 2025 and 2024, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2025 and 2024, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2025, the Company had cash of $139,360 and working capital deficit of $7,491,731. During the year ended December 31, 2025, the Company used net cash in operating activities of $2,298,291. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the year ended December 31, 2025, the Company issued several promissory notes to related parties and received total proceeds of $1,147,700. The promissory notes bear no interest and are due on demand.

On March 14, 2024, the Company issued one promissory note to a third party and received total proceeds of $200,000. The promissory note has a stated interest rate of 8% per annum and is due within 9 months. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. During the year ended December 31, 2025, the Company made principal payments of $60,000. The balance outstanding as of December 31, 2025 was $270,000.

On March 8, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on November 10, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. During the year ended December 31, 2025, the Company made principal payments of $60,000. The balance outstanding as of December 31, 2025 was $270,000.

On March 25, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025 and the conversion price of the debt was adjusted to $0.34 per share. During the year ended December 31, 2025, the Company made principal payments of $30,000. The balance outstanding as of December 31, 2025 was $300,000.

On October 7, 2024, the Company entered into an amendment agreement to a promissory note, which was originally issued to a third party on September 6, 2023. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. On October 21, 2025, the Company entered into the 2025 Q4 Exchange Agreement with the holder of the promissory note, pursuant to which the  holder agreed to exchange of the promissory note then outstanding of $177,000 and interest payable of $5,819 into the Company’s 522,341 shares of common stock at a price of $0.35 per share based on the underlying market value of the common stock at the date of issuance. Simultaneously, the Company issued a warrant that entitles the holder to purchase 522,341 common stock at an exercise price of $0.35, expiring 5 years from the date of issuance in connection with the sale of common stock. The balance outstanding as of December 31, 2025 was $0.

On January 21, 2025, the Company entered into the Louis 2025 Exchange Agreement#1 with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share.

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

On March 7, 2025, the Company entered into the Repayment Agreement with a third party, pursuant to which the third party agreed to exchange of the service fees of $40,000 into the Company’s 103,627 shares of common stock at $0.39 per share.

On March 31, 2025, the Company entered into the Louis 2025 Exchange Agreement#2 with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share.

On July 18, 2025, the Company entered into the Louis 2025 Exchange Agreement#3 with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $212,500 into the Company’s 582,511 shares of common stock at $0.36 per share.

On October 24, 2025, the Company paid off the principal of one related party note of $500,000 and interest payable of $518,493. The balance outstanding as of December 31, 2025 was $0.

On July 29, 2025, the Company entered into the 2025 Q3 SPA with several accredited investors for the sale of 2,000,000 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 2,000,000 shares of common stock. Under the terms of this 2025 Q3 SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $700,000, with the initial tranche of 1,000,000 shares and warrants purchased for aggregate cash proceeds of $350,000 at closing.

Pursuant to the 2025 Q3 SPA, the investors have the right to purchase their pro rata share of new securities being offered or sold by the Company for a period of four years after the date of the 2025 Q3 SPA. Accordingly, on November 20, 2025, the Company entered into the 2025 Q4 SPA with such investors for the sale of 460,315 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 79,135 shares of common stock. Under the terms of this 2025 Q4 SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $161,110.

On October 21, 2025, the Company entered into the 2025 Q4 Subscription Agreement with certain investors for the sale of 2,908,573 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 500,000 shares of common stock. Under the terms of this 2025 Q4 Subscription Agreement, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $1,018,000.

On November 19, 2025, the Company entered into the Thomas 2025 Exchange Agreement with Thomas Welch, pursuant to which Thomas Welch agreed to exchange of outstanding consulting fees of $20,000 into the Company’s 47,131 shares of common stock at $0.42 per share.

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

The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the date of the acquisition:

Fair value of consideration transferred:
Upfront purchase price	$392,441
Royalty payments	108,260
Stock consideration	153,500
Warrant consideration	89,770
Total	743,971

Recognized amounts of identifiable assets acquired and liabilities assumed:
Inventories	$133,597
Trademarks (included in intangibles)	249,500
Customer base (included in intangibles)	336,200
Other payable	(538,484)
Total identifiable net assets	$(180,813)
Goodwill	563,158

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

The fair value of the upfront purchase price and royalty payments recognized on the acquisition date of $392,441 and $108,260, respectively, were estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Revenues related to the timing of the upfront purchase price payments and royalty payments were based on management’s financial projections. The upfront purchase price payments were discounted at the risk-free rate of 4.04%. The royalty payments were risk adjusted and discounted at the required metric risk premium of 24.09%.

The fair value of the identifiable intangible assets acquired include the following:

	Fair Value	Estimated useful life
Trademark	$249,500	Indefinite
Customer base	336,200	10

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

Pro Forma Financial Information (Unaudited)

The acquired business contributed revenues of $795,454 and earnings of $661,498 to the Company for the period from March 4, 2025 to December 31, 2025. The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on January 1, 2024.

	2025	2024
	(Unaudited)	(Unaudited)
Total revenue	$797,244	$803,119
Net loss	$(2,985,852)	$(5,112,846)

These pro forma amounts have been calculated after applying the Company’s accounting policies and reflecting the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2024, with the consequential tax effects.

During the period from March 4, 2025 to December 31, 2025, the Company incurred $528,622 of acquisition-related costs. These expenses are included in operating expenses on the Company’s consolidated statement of operations for the year ended December 31, 2025. The 2025 supplemental pro forma earnings were adjusted to exclude the $528,622 of acquisition-related costs, and instead, these costs are reflected in pro forma earnings for the year ended December 31, 2024 in the table above.

NOTE 5 – PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at December 31, 2025 and 2024:

	2025	2024
Prepaid insurance	$18,360	$20,628
Prepaid subscription services	207,838	9,335
	$226,198	$29,963

NOTE 6 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2025 and 2024:

	2025	2024
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(190,489)	(175,574)
	$4,062	$18,977

Depreciation expense charged to operations amounted to $14,915 and $31,966, respectively, for the year ended December 31, 2025 and 2024.

NOTE 7 – LEASE

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

Lease liability is summarized below:

	2025	2024
Total lease liability	$159,127	$199,184
Less: short term portion	43,382	40,057
Long term portion	$115,745	$159,127

Maturity analysis under these lease agreements are as follows:

Total
2026	$54,544
2027	54,544
2028	54,544
2029 and beyond	18,181
Subtotal	181,813
Less: Present value discount	(22,686)
Lease liability	$159,127

Lease expense for the year ended December 31, 2025 and 2024 was comprised of the following:

	2025	2024
Operating lease expense	$54,544	$74,708
	$54,544	$74,708

During the year ended December 31, 2025 and 2024, the Company paid $54,544 and $78,702 lease expense in cash, respectively.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	2025	2024
Weighted-average remaining lease term	3.3	4.3

NOTE 8 – INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following at December 31, 2025 and 2024:

	2025	2024
Patents	$15,200	$15,200
Trademark	249,500	-
Customer base	336,200	-
	600,900	15,200
Less accumulated amortization	(36,440)	(7,352)
	$564,460	$7,848

Patents

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the year ended December 31, 2025 and 2024, the Company recorded amortization expense of $1,178 and $1,179, respectively. As of December 31, 2025, the accumulated amortization of these patents was $8,530.

The future amortization of the patents are as follows:

Year	Amount
2026	$1,169
2027	1,169
2028	1,169
2029	1,169
2030 and after	1,994
$6,670

Trademark

The fair value of trademark acquired in the business combination on March 4, 2025 was $249,500. Trademark is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the year ended December 31, 2025.

Customer base

The fair value of customer base acquired in the business combination on March 4, 2025 was $336,200. Amortization is computed on straight-line method based on estimated useful lives of 10 years. During the year ended December 31, 2025, the Company recorded amortization expense of $27,910. As of December 31, 2025, the accumulated amortization was $27,910.

The future amortization of the customer base are as follows:

Year	Amount
2026	33,620
2027	33,620
2028	33,620
2029	33,620
2030 and after	173,810
$308,290

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Accounts payable	$4,028,744	$3,023,517
Interest payable on notes payable	1,442,413	1,328,653
Interest payable on notes payable, related parties	225,423	620,023
Deferred insurance	11,970	14,724
Accrual of interest and loss on contingency	138,000	410,823
Interest payable on EIDL loan	5,471	5,550
Line of credit	11,964	-
Accrual of interest on unpaid upfront purchase price	3,213	-
Accrued expenses	495,530	171,541
	$6,362,728	$5,574,831

NOTE 10 – NOTES PAYABLE

As of December 31, 2025 and 2024, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of December 31, 2025 and 2024 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of December 31, 2025 and 2024 is $200,000. The interest expense during the year ended December 31, 2025 and 2024 were $50,000 and $50,137, respectively.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. The balance outstanding as of December 31, 2025 and 2024 was $100,000. The interest expense during the year ended December 31, 2025 and 2024 was $25,000 and $25,068, respectively. The Company made an interest payment of $0 and $6,250, respectively, during the year ended December 31, 2025 and 2024. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. The debt discount has been fully amortized.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of December 31, 2025 and 2024 was $61,250. The interest expense during the year ended December 31, 2025 and 2024 was $0 and $6,661, respectively. The Company made an interest payment of $0 and $1,563, respectively, during the year ended December 31, 2025 and 2024. During the year ended December 31, 2025 and 2024, the Company amortized $0 and $5,787 of debt discount as interest expense, respectively.

On September 6, 2023, the Company issued an unsecured promissory note payable to one third party for $150,000 with principal and interest due September 6, 2024, with a stated interest rate of 8% per annum. The interest rate was increased to 15% on September 6, 2024 due to default. The third party has the option to select the repayment in cash or in stock of the Company at $2.00 per share. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $88,820 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $30,240, which was also recognized as debt discount. On October 7, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 6, 2024 to February 6, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $177,000. In exchange for the modification, the Company issued 37,500 shares of restricted stock to the debt holder at $0.30 per share for a total value of $11,250, which was recognized as debt discount. On February 6, 2025, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 6, 2025 to February 6, 2026. On August 6, 2025, the principal balance of the promissory note will begin to accrue 10% interest. The interest rate shall increase to 20% if a monthly payment is 30 days date. In exchange for the modification, the Company issued 79,500 shares of restricted stock to the debt holder at $0.35 per share for a total value of $27,825. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $22,514 was recognized on February 6, 2025. On October 21, 2025, the Company entered into an Exchange Agreement (the “2025 Q4 Exchange Agreement”) with the holder of the promissory note, pursuant to which the  holder agreed to exchange of the promissory note then outstanding of $177,000 and interest payable of $5,819 into the Company’s 522,341 shares of common stock at a price of $0.35 per share based on the underlying market value of the common stock at the date of issuance. Simultaneously, the Company issued a warrant that entitles the holder to purchase 522,341 common stock at an exercise price of $0.35, expiring 5 years from the date of issuance in connection with the sale of common stock. The balance outstanding as of December 31, 2025 and 2024 was $0 and $177,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 was $5,819 and $8,153, respectively. During the year ended December 31, 2025 and 2024, the Company amortized $13,272 and $99,185 of debt discount as interest expense, respectively.

On November 10, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due August 10, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $36,480. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $140,355 of debt discount on such promissory note. On March 8, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $1.00 per share for a total value of $15,000, which was recognized as debt discount. On July 11, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from August 10, 2024 to September 30, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on September 30, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on September 30, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $79,394 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from September 30, 2024 to December 31, 2024. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment income of $2,319 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. During the year ended December 31, 2025, the Company made principal payments of $60,000. The balance outstanding as of December 31, 2025 and 2024 was $270,000 and $275,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 was $13,272 and $15,141, respectively. During the year ended December 31, 2025 and 2024, the Company amortized $9,500 and $162,060 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025. And the conversion price of the debt was adjusted to $0.34. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on April 7, 2025. During the year ended December 31, 2025, the Company made principal payments of $30,000. The balance outstanding as of December 31, 2025 and 2024 was $300,000 and $275,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 was $12,216 and $16,491, respectively. During the year ended December 31, 2025 and 2024, the Company amortized $19,983 and $174,173 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. During the year ended December 31, 2025, the Company made principal payments of $60,000. The balance outstanding as of December 31, 2025 and 2024 was $270,000 and $275,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 was $13,272 and $17,600, respectively. During the year ended December 31, 2025 and 2024, the Company amortized $9,500 and $103,007 of debt discount as interest expense.

The interest expense during the year ended December 31, 2025 and 2024 were $223,850 and $776,780, respectively. As of December 31, 2025 and 2024, the accumulated interest on notes payable was $1,442,413 and $1,328,653, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of December 31, 2025 and 2024 were summarized as below:

	2025	2024
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022	100,000	100,000
Promissory note payable dated January 25, 2023, net of debt discount of $0 and $3,483, respectively	61,250	57,767
Promissory note payable dated September 6, 2023, net of debt discount of $0 and $7,961, respectively	-	169,039
Promissory note payable dated November 10, 2023, net of debt discount of $0 and $9,500, respectively	270,000	265,500
Promissory note payable dated December 8, 2023, net of debt discount of $0 and $11,008, respectively	300,000	263,992
Promissory note payable dated March 14, 2024, net of debt discount of $0 and $9,500, respectively	270,000	265,500
	$1,222,730	$1,343,278

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of December 31, 2025 and 2024, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of December 31, 2025 and 2024 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of December 31, 2025 and 2024 was $163,610.

On September 9, 2021, the Company issued an unsecured promissory note payable to Kent Emry for $500,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. If the Company fails to make any payment due under the terms of the promissory note, the Company shall issue a warrant to Kent Emry to which the number of common shares that Kent Emry has the right to purchase equals 119,617 common shares. The warrant shall have a term of three years with an exercise price of $4.14 and shall be equitably adjusted to offset the effect of any stock splits and similar events. On June 8, 2022, the Company issued the warrant that entitles Kent Emry to purchase 119,617 common shares due to the loan default. The fair value of the warrant on June 8, 2022 was $214,975, which the Company recognized as interest expense - related party. On October 24, 2025, the Company paid off the principal of the note of $500,000 and interest payable of $518,493. The balance outstanding as of December 31, 2025 and 2024 is $0 and 500,000, respectively. The interest expense during the year ended December 31, 2025 and 2024 were $104,110 and $125,342, respectively.

Since September 2022 through December 2024, the Company had received an aggregate of $1,479,026 advances from Louis C Lucido, a member of the Company’s Board of Directors. On August 29, 2023, the Company issued an unsecured promissory note payable to Louis C Lucido for $150,000 with principal and interest due August 29, 2024, with a stated interest rate of 8% per annum. The promissory note, together with all accrued interest, shall be converted into common shares at a conversion price of $2.00 per share on or before August 29, 2024. The interest expense during the year ended December 31, 2025 and 2024 was $0 and $3,781, respectively. In connection with the issuance of the promissory note, the Company issued the warrant that entitles Mr. Lucido to purchase 150,000 common shares. The warrant shall have a term of three years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. The Company allocated the proceeds based on the relative fair value of the debt and the warrants, resulting in the recognition of $87,724 of debt discount on such promissory note. As additional consideration for the debt, the Company issued 18,000 shares of common stock valued at $29,340, which was also recognized as debt discount. During the year ended December 31, 2025 and 2024, the Company amortized $0 and $77,295 of debt discount as interest expense. On April 24, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $150,000 and the related party advances of $296,426 and the accrued interest on the promissory note of $7,858 and director fees of $90,000 into the Company’s 460,477 shares of common stock at a price of $1.18 per share based on the underlying market value of the common stock at the date of issuance. On October 14, 2024, the Company entered into an Exchange Agreement (the “Louis 2024 Q4 Exchange Agreement”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the related party advances of $357,600 and director fees of $30,000 into the Company’s 1,105,218 shares of common stock at $0.35 per share.

Since 2025, the Company had received an aggregate of $1,112,500 advances from Mr. Lucido. On January 21, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#1”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $725,000 into the Company’s 1,770,452 shares of common stock at $0.41 per share. On March 31, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#2”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $200,000 into the Company’s 585,394 shares of common stock at $0.34 per share. On July 18, 2025, the Company entered into an Exchange Agreement (the “Louis 2025 Exchange Agreement#3”) with Mr. Lucido, pursuant to which Mr. Lucido agreed to exchange of the promissory note then outstanding of $212,500 into the Company’s 582,511 shares of common stock at $0.36 per share. As of December 31, 2025 and 2024, the outstanding balance of advances from Mr. Lucido was $200,000 and $225,000, respectively. As of December 31, 2025 and 2024, the outstanding balance of promissory notes issued to Mr. Lucido was $0. During the year ended December 31, 2025, the Company also recognized imputed interest of $10,242 and $17,581 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

As of December 31, 2025 and 2024, the Company owed $312,249 and $302,749 advances to Lourdes Felix, respectively. During the year ended December 31, 2025 and 2024, the Company also recognized imputed interest of $26,134 and $26,280 for advances from Lourdes Felix based on an imputed interest of 10% per annum.

The interest expense – related parties during the year ended December 31, 2025 and 2024 were $637,705 and $750,773, respectively, which includes the amortization of royalty obligations as interest expense of $477,436 and $480,656, respectively (see Note 13). As of December 31, 2025 and 2024, the accumulated interest on related parties notes payable was $225,423 and $620,023, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of December 31, 2025 and 2024 were summarized as below:

	2025	2024
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	200,000	225,000
Advances from Lourdes Felix	312,249	302,749
Promissory notes payables to Kent Emry	163,610	663,610
	$677,359	$1,192,859

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

The interest expense during the year ended December 31, 2025 and 2024 was $2,786 and $2,794, respectively. As of December 31, 2025 and 2024, the accumulated interest on EIDL Loan was $5,471 and $5,550, respectively.

During the year ended December 31, 2025 and 2024, the Company made interest payment of $2,865 and $2,919, respectively.

The future principal payments are as follows:

Year	Amount
2026	$16
2027	1,598
2028	1,651
2029	1,722
2030 and after	64,550
$69,537

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

During the year ended December 31, 2025 and 2024, the Company amortized $477,436 and $480,656 as interest expense, respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of December 31, 2025 and 2024, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of December 31, 2025 and 2024, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of December 31, 2025 and 2024, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Year ended December 31, 2025

During the year ended December 31, 2025, the Company issued an aggregate of 1,370,636 shares of its common stock for services rendered valued at $480,595 based on the underlying market value of the common stock at the date of issuance, among which 325,208 shares valued at $116,538 were issued to the board of directors for board compensation.

During the year ended December 31, 2025, the Company issued an aggregate of 104,500 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes. The 104,500 shares of common stock were valued at an aggregate value of $36,800.

During the year ended December 31, 2025, the Company issued (i) 1,770,452 shares of its common stock at $0.41 per share in connection with conversion of the promissory note then outstanding of $725,000, (ii) 585,394 shares of its common stock at $0.34 per share in connection with conversion of the promissory note then outstanding of $200,000, (iii) 103,627 shares of its common stock at $0.39 per share in connection with conversion of accounts payable of $40,000, (iv) 582,511 shares of its common stock at $0.36 per share in connection with conversion of the promissory note then outstanding of $212,500, (v) 522,341 shares of its common stock at $0.35 per share in connection with conversion of the promissory note then outstanding of $177,000 and interest payable of $5,819, and (vi) 47,131 shares of its common stock at $0.42 per share in connection with conversion of accounts payable of $20,000. As the fair value of the shares issued equaled the carrying amount of the notes or payable, no gain or loss was recognized.

During the year ended December 31, 2025, one holder of the warrants elected to exercise their warrants on a cashless basis. An aggregate of 234,482 shares of common stock were issued to the holder.

During the year ended December 31, 2025, as part of the consideration paid to the Seller for the purchase of the assets, the Company issued 500,000 shares of the Company’s common stock at $0.31 per share.

During the year ended December 31, 2025, the Company issued 2,000,000 shares of its common stock in connection with the 2025 Q3 SPA. Under the terms of this 2025 Q3 SPA, the shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $700,000. Pursuant to the 2025 Q3 SPA, the investors have the right to purchase their pro rata share of new securities being offered or sold by the Company for a period of four years after the date of the 2025 Q3 SPA. Accordingly, on November 20, 2025, the Company issued another 460,315 shares of its common stock. The shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $161,110.

During the year ended December 31, 2025, the Company issued 2,908,573 shares of its common stock in connection with the 2025 Q4 Subscription Agreement. The shares were issued at a purchase price of $0.35 per share for total gross proceeds of approximately $1,018,000.

As of December 31, 2025 and 2024, the Company had 24,489,311 shares and 13,299,349 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% 290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of December 31, 2025, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 630,350 stock options. As December 31, 2025, an aggregate total of 25,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of December 31, 2025, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 535,330 stock options. As of December 31, 2025, an aggregate total of 159,670 options can still be granted under the plan.

During the year ended December 31, 2025, the Company approved the grant of 349,055 stock options valued at $112,009. The term of the options was five years, and the options vested immediately.

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

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2025 and 2024:

	2025	2024
Risk-free interest rate	3.73%-3.96%	3.58%-4.38%
Expected term (years)	5.00	5.00
Expected volatility	171.53%-193.55%	149.49%-160.25%
Expected dividends	0.00	0.00

The following table summarizes the stock option activity for the year ended December 31, 2025 and 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	891,443	$7.41	3.0	$-
Expired	(123,167)	9.33	-	-
Grants	604,244	0.40	4.7	-
Outstanding at December 31, 2024	1,372,520	4.15	3.4	20,906
Expired	(52,500)	4.43	-	-
Grants	349,055	0.36	4.7	-
Outstanding at December 31, 2025	1,669,075	3.35	3.0	-
Exercisable at December 31, 2025	1,669,075	$3.35	3.0	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.29 as of December 31, 2025, which would have been received by the option holders had those option holders exercised their options as of that date..

The following table presents information related to stock options at December 31, 2025:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	1,338,601	3.1	1,338,601	3.1
2.51-5.00	15,474	1.1	15,474	1.1
5.01 and up	315,000	2.4	315,000	2.4
	1,669,075	3.0	1,669,075	3.0

The stock-based compensation expense related to option grants were $112,009 and $229,599 during the year ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, no stock-based compensation related to options remains unamortized.

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

On July 29, 2025, the Company entered into a Securities Purchase Agreement (“2025 Q3 SPA”) with several accredited investors for the sale of 2,000,000 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 2,000,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

Pursuant to the 2025 Q3 SPA, the investors have the right to purchase their pro rata share of new securities being offered or sold by the Company for a period of four years after the date of the 2025 Q3 SPA. Accordingly, on November 20, 2025, the Company entered into a Securities Purchase Agreement (“2025 Q4 SPA”) with such investors for the sale of 460,315 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 79,135 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

On October 21, 2025, the Company entered into a Subscription Agreement (the “2025 Q4 Subscription Agreement”) with certain investors for the sale of 2,908,573 shares of its common stock, par value $0.001 per share, and the issuance of accompanying warrants to purchase up to 500,000 shares of common stock.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

On October 21, 2025, the Company entered into an Exchange Agreement (the “2025 Q4 Exchange Agreement”) with the holder of one promissory note, pursuant to which the  holder agreed to exchange of the promissory note then outstanding of $177,000 and interest payable of $5,819 into the Company’s 522,341 shares of common stock at a price of $0.35 per share based on the underlying market value of the common stock at the date of issuance. Simultaneously, the Company issued a warrant that entitles the holder to purchase 522,341 common stock at an exercise price of $0.35, expiring 5 years from the date of issuance in connection with the sale of common stock.

On November 14, 2025, BioCorRx Pharmaceuticals, Inc. entered into a Sales Representative Agreement with Alpha Eagle Technology Corp (“Alpha”). BioCorRx Pharmaceuticals, Inc. desired to hire Alpha to market the Branded Product for sale; Branded Product means the pharmaceutical product Branded LUCEMYRA® (lofexidine hydrochloride) tablets approved pursuant to New Drug Application No. 209229. BioCorRx Pharmaceuticals, Inc. and Alpha desire to enter into an arrangement whereby BioCorRx Pharmaceuticals, Inc. and Alpha would share the profits realized from the sale of the Branded Products due to the efforts of Alpha according to the terms and conditions herein. As additional consideration and compensation for Alpha’s services under the agreement, the Company issued to Alpha one warrant to purchase up to 500,000 shares of common stock. The warrant entitles the holder to purchase one share of common stock at an exercise price of $0.35 per share and expires five years from the date of issuance.

In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2025 and 2024:

	2025	2024
Risk-free interest rate	3.56-3.96%	4.38%
Expected term (years)	2.00-5.00	4.00
Expected volatility	161.00-189.37%	157.11%
Expected dividends	0.00	0.00

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$0.89	5,133,477	3.6	$0.89	5,133,477	3.6
$0.89	5,133,477	3.6	$0.89	5,133,477	3.6

The following table summarizes the warrant activity for the year ended December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2024	1,565,856	$3.31
Grants	200,000	0.60
Outstanding at December 31, 2024	1,765,856	$2.69
Grants	4,101,476	0.43
Exercise	(400,000)	0.60
Expired	(333,855)	5.06
Outstanding at December 31, 2025	5,133,477	$0.89
Exercisable at December 31, 2025	5,133,477	$0.89

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

As of December 31, 2025 and 2024, the Company’s related party payable was $1,271,685 and $1,349,465, which comprised of compensation payable and interest payable to directors.

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

The Company’s revenues earned from sale of products and services for the year ended December 31, 2025 included 100% from two customers of the Company’s total revenues.

At December 31, 2024, the Company has no accounts receivable. At December 31, 2025, two customers accounted for 100% of the Company’s total accounts receivable with an amount of $253,459.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through December 31, 2025.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2024:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(435,421)	$(1,731)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(105,372)	$(606)

Net loss attributable to the non-controlling interest for the year ended December 31, 2025:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss	$(283,521)	$(15)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	$(68,612)	$(5)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2024:

Balance, December 31, 2023	$(128,834)
Net loss attributable to the non-controlling interest	(105,978)
Balance, December 31, 2024	(234,812)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2025:

Balance, December 31, 2024	$(234,812)
Net loss attributable to the non-controlling interest	(68,617)
Balance, December 31, 2025	(303,429)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of December 31, 2025 and 2024. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of December 31, 2025 and 2024, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of December 31, 2025 and 2024, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of December 31, 2025, the Public Offering has not yet been abandoned by the Company.

Charles River Laboratories, Inc.

 As of December 31, 2025, the Company had an outstanding payable to Charles River Laboratories of $28,936 related to prior contract research services..

Orange County Research Center

On January 11, 2022, the Company entered into a Master Clinical Trial Agreement with Memorial Research Medical Clinic dba Orange County Research Center (“OCRC”) to conduct a Phase 1 clinical trial for BICX104. The clinical trial has since been completed. Total payments made to OCRC as of December 31, 2025 were $503,089, and there was no outstanding balance due to OCRC as of that date.

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

As of December 31, 2025, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

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

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a settlement agreement with Pellecome (the “Settlement Agreement”) pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of December 31, 2025, $138,000 remains outstanding.

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

NOTE 20 - SEGMENT INFORMATION

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

	2025	2024
Cash	$139,360	$88,033

	2025	2024
Research and development	$1,768,955	$1,482,877
Selling, general and administrative	$3,794,126	$3,612,481

Research and development expenses and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to operate the business. Research and development costs and general and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 21 - CONTINGENT PAYMENT

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

Changes in fair value of the contingent payments during the year ended December 31, 2025 were as follows:

	Upfront Purchase Price	Royalty Payment
Fair value on the acquisition date	$392,441	$108,260
Payments	(357,364)	(28,393)
Change in fair value	7,426	279,511
Fair value as of December 31, 2025	42,503	359,378

NOTE 22 - INCOME TAXES

The components of the income tax provisions for 2025 and 2024 are as follows:

	2025	2024
Current provision:
Federal	$-	$-
State	-	-

The difference between the income tax provision and income taxes computed using the U. S. federal income tax rate of 21% consisted of the following:

	2025	2024
Provision at statutory rate	21.00%	21.00%
State taxes, net of federal benefit	5.85%	5.36%
Other	0.00%	0.00%
Interest addback	(2.30)%	(4.22)%
Nondeductible and other items	(1.12)%	(0.66)%
Change in valuation allowance	(23.43)%	(21.48)%
Total	(0.00)%	(0.00)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Stock options issued for services	$2,572,804	$2,406,972
Net operating loss carryforward	9,174,405	8,249,727
Section 174 capitalization	306,164	447,440
Accrual to cash	857,174	1,112,574
Royalty obligation	95,378	-
Change in fair value of royalty liability	78,217	-
Chang in fair value of upfront purchase price liability	2,078	-
Other	82,986	170,030
Total deferred tax assets	13,169,206	12,386,743

Deferred tax liabilities:
Royalty obligation	-	(38,226)
Right to use assets	-	(1,123)
Total deferred tax liabilities	-	(39,349)
Deferred tax net	13,169,206	12,347,394
Valuation allowance	(13,169,206)	(12,347,394)
Net deferred tax assets	-	-

During the year ended December 31, 2025 and 2024, the Company recorded a valuation allowance equal to its net deferred tax assets. The Company determined that due to a recent history of net losses, that at this time, sufficient uncertainty exists regarding the future realization of these deferred tax assets through future taxable income. If, in the future, the Company believes that it is more likely than not that these deferred tax benefits will be realized, the valuation allowances will be reduced or eliminated. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2025 and 2024, the Company provided a valuation allowance on its net deferred tax assets of $13,169,206 and $12,347,394, respectively.

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $27.3 million, of which $9.3 million, if not utilized, expire beginning by 2030. Federal net operating loss carryforwards totaling approximately $18.0 million can be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $44.6 million with varying expiration dates as determined by each state. Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s NOLs and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

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

At December 31, 2025 and 2024, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2025, and 2024, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

In certain cases, the Company’s tax returns remain subject to examination by the relevant tax authorities. The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2023 tax years generally remain subject to examination by federal and state tax authorities.

NOTE 23 – REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

As discussed in Note 2, in preparing the consolidated financial statements as of and for year ended December 31, 2025, we identified errors in our previously issued interim financial statements related to (i) improperly recording certain revenue and cost of sales transactions on a gross basis rather than on a net basis per the Company’s revenue recognition policy, and (ii) classification of costs between the Company and a consolidating subsidiary of which we do not own 100%. We concluded that they were not material to any previously issued financial statements. The identified errors impacted our previously financial statements as of and for the three and nine months ended September 30, 2025.

The following tables reflect the impact of the revision to the specific line items presented in our previously reported (a) condensed consolidated balance sheet as of September 30, 2025; (b) condensed consolidated statements of operations for the three and nine months ended September 30, 2025; (c) condensed consolidated statements of deficit for the three months ended September 30, 2025; and (d) condensed consolidated statement of cash flows for the nine months ended September 30, 2025.

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2025
(Unaudited)

	As Reported	Revision	As Revised
ASSETS
Current assets:
Cash	$287,688	$-	$287,688
Accounts receivable, net	194,442	(35,000)	159,442
Grant receivable	761,515	-	761,515
Inventory	155,367	-	155,367
Prepaid expenses	63,164	-	63,164
Total current assets	1,462,176	(35,000)	1,427,176

Property and equipment, net	7,685	-	7,685

Right to use assets	169,443	-	169,443

Other assets:
Intangible assets, net	3,011,833	-	3,011,833
Goodwill	2,840,400	-	2,840,400
Deposits, long term	41,936	-	41,936
Total other assets	5,894,169	-	5,894,169

Total assets	$7,533,473	(35,000)	$7,498,473

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$12,400,939	2,828	$12,403,767
Deferred revenue, grant	56,590	-	56,590
Lease liability, short term	41,686	839	42,525
Notes payable, net of debt discount	1,547,853	-	1,547,853
Notes payable, related parties, net of debt discount	991,059	-	991,059
Total current liabilities	15,038,127	3,667	15,041,794

Long term liabilities:
Economic Injury Disaster loan, long term	69,803	-	69,803
Upfront purchase price liability	85,440	-	85,440
Royalty liability	317,577	-	317,577
Royalty obligation, net of discount	4,659,064	-	4,659,064
Lease liability, long term	127,757	(839)	126,918

Total liabilities	20,297,768	2,828	20,300,596

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of September 30, 2025	16,000	-	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of September 30, 2025	5,616	-	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 20,188,029 shares issued and outstanding as of September 30, 2025	20,188	-	20,188
Common stock subscribed	100,000	-	100,000
Common stock subscription receivable	-	(35,000)	(35,000)
Additional paid in capital	73,575,400	(1)	73,575,399
Accumulated deficit	(87,201,843)	1,070,785	(86,131,058)
Total deficit attributable to BioCorRx Inc.	(13,484,639)	1,035,784	(12,448,855)
Non-controlling interest	720,344	(1,073,612)	(353,268)
Total deficit	(12,764,295)	(37,828)	(12,802,123)

Total liabilities and deficit	$7,533,473	(35,000)	$7,498,473

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months ended September 30, 2025
(Unaudited)

	As Reported	Revision	As Revised

Revenues, net	$635,224	$(421,314)	$213,910

Operating expenses:
Cost of implants and other costs	358,812	(358,812)	-
Research and development	1,004,660	1	1,004,661
Selling, general and administrative	1,145,353	(242,759)	902,594
Depreciation and amortization	71,986	1	71,987
Total operating expenses	2,580,811	(601,569)	1,979,242

Loss from operations	(1,945,587)	180,255	(1,765,332)

Other income (expenses):
Interest expense - related parties	(195,515)	27,995	(167,520)
Interest expense, net	(29,672)	(30,823)	(60,495)
Grant income	867,130	438,219	1,305,349
Change in fair value of upfront purchase price liability	(1,785)	-	(1,785)
Change in fair value of royalty liability	-	(180,257)	(180,257)
Other miscellaneous income	496,927	(438,219)	58,708
Total other income	1,137,085	(183,085)	954,000

Loss before provision for income taxes	(808,502)	(2,830)	(811,332)

Income taxes	-	-	-

Net loss	(808,502)	(2,830)	(811,332)

Non-controlling interest	(1,109,371)	1,073,612	(35,759)

Net loss attributable to BioCorRx Inc.	$(1,917,873)	$1,070,782	$(847,091)

Net loss per common share, basic and diluted	$(0.11)	$0.06	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	18,162,783	396,645	18,559,428

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months ended September 30, 2025
(Unaudited)

	As Reported	Revision	As Revised

Revenues, net	$948,362	$(421,315)	$527,047

Operating expenses:
Cost of implants and other costs	358,813	(358,813)	-
Research and development	1,463,439	1	1,463,440
Selling, general and administrative	3,254,760	(242,762)	3,011,998
Depreciation and amortization	168,807	-	168,807
Total operating expenses	5,245,819	(601,574)	4,644,245

Loss from operations	(4,297,457)	180,259	(4,117,198)

Other income (expenses):
Interest expense - related parties	(520,013)	27,994	(492,019)
Interest expense, net	(153,841)	(30,823)	(184,664)
Loss on settlement of debt	(187,514)	-	(187,514)
Grant income	1,435,379	438,219	1,873,598
Change in fair value of upfront purchase price liability	(6,679)	-	(6,679)
Change in fair value of royalty liability	31,324	(180,257)	(148,933)
Other miscellaneous income	661,256	(438,219)	223,037
Total other income (expense)	1,259,912	(183,086)	1,076,826

Loss before provision for income taxes	(3,037,545)	(2,827)	(3,040,372)

Income taxes	-	-	-

Net loss	(3,037,545)	(2,827)	(3,040,372)

Non-controlling interest	(955,156)	1,073,612	118,456

Net loss attributable to BioCorRx Inc.	$(3,992,701)	$1,070,785	$(2,921,916)

Net loss per common share, basic and diluted	$(0.24)	$0.07	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	16,901,306	-	16,901,306

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
Three Months ended September 30, 2025

As Reported

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, June 30, 2025 (unaudited)	80,000	$16,000	160,000	$5,616	17,281,886	$17,282	$100,000	$72,520,867	$(85,283,967)	$(389,027)	$(13,013,229)
Common stock issued for services rendered	-	-	-	-	276,331	276	-	103,599	-	-	103,875
Common stock issued in connection with subscription agreement	-	-	-	-	2,000,000	2,000	-	698,000	-	-	700,000
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	582,511	583	-	211,918	-	-	212,501
Common stock issued in connection with exercise of options	-	-	-	-	47,301	47	-	15,703	-	-	15,750
Share-based compensation	-	-	-	-	-	-	-	16,060	-	-	16,060
Imputed interest for related party advances	-	-	-	-	-	-	-	9,253	-	-	9,253
Net loss	-	-	-	-	-	-	-	-	(1,917,876)	1,109,371	(808,505)
Balance, September 30, 2025 (unaudited)	80,000	$16,000	160,000	$5,616	20,188,029	$20,188	$100,000	$73,575,400	$(87,201,843)	$720,344	$(12,764,295)

Revision

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Subscription	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Interest	Total
Balance, June 30, 2025 (unaudited)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for services rendered	-	-	-	-	47,301	47	-	-	15,703	-	-	15,750
Common stock issued in connection with subscription agreement	-	-	-	-	-	-	-	(35,000)	-	-	-	(35,000)
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	-	-	-	-	(1)	-	-	(1)
Common stock issued in connection with exercise of options	-	-		-	(47,301)	47	-	-	(15,703)	-	-	(15,750)
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Imputed interest for related party advances	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	1,070,785	(1,073,612)	(2,827)
Balance, September 30, 2025 (unaudited)	-	$-	-	$-	-	$-	$-	$(35,000)	$(1)	$1,070,785	$(1,073,612)	$(37,828)

As Revised

	Series A Convertible Preferred stock		Series B Convertible Preferred stock		Common stock		Common stock	Subscription	Additional Paid in	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Interest	Total
Balance, June 30, 2025 (unaudited)	-	$16,000	160,000	$5,616	17,281,886	$17,282	$100,000	$-	$72,520,867	$(85,283,967)	$(389,027)	$(13,013,229)
Common stock issued for services rendered	-	-	-	-	323,632	323	-	-	119,302	-	-	119,625
Common stock issued in connection with subscription agreement	-	-	-	-	2,000,000	2,000	-	(35,000)	698,000	-	-	665,000
Common stock issued in connection with conversion of promissory notes and accounts payable	-	-	-	-	582,511	583	-	-	211,917	-	-	212,500
Share-based compensation	-	-	-	-	-	-	-	-	16,060	-	-	16,060
Imputed interest for related party advances	-	-	-	-	-	-	-	-	9,253	-	-	9,253
Net loss	-	-	-	-	-	-	-	-	-	(847,091)	35,759	(811,332)
Balance, September 30, 2025 (unaudited)	-	$16,000	160,000	$5,616	20,188,029	$20,188	$100,000	$(35,000)	$73,575,399	$(86,131,058)	$(353,268)	$(12,802,123)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months ended September 30, 2025
(Unaudited)

	As Reported	Revision	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,037,545)	$(2,827)	$(3,040,372)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	168,807	-	168,807
Amortization of discount on royalty obligation	355,662	-	355,662
Amortization of debt discount	53,861	-	53,861
Amortization of right-of-use asset	29,741	-	29,741
Loss on settlement of debt	187,514	-	187,514
Change in fair value of upfront purchase price liability	6,679	-	6,679
Change in fair value of royalty liability	(31,324)	180,257	148,933
Stock based compensation	241,346	201,498	442,844
Fair value of options issued	81,874	(81,874)	-
Imputed interest for related party advances	28,067	-	28,067
Changes in operating assets and liabilities:
Accounts receivable	(194,442)	35,000	(159,442)
Grant receivable	(761,515)	-	(761,515)
Other receivable	(21,770)	21,770	-
Inventory	-	(21,770)	(21,770)
Prepaid expenses	(33,201)	-	(33,201)
Accounts payable and accrued expenses	1,819,098	(281,304)	1,537,794
Upfront purchase price liability	(313,680)	-	(313,680)
Lease liability	(29,741)	-	(29,741)
Net cash used in operating activities	(1,450,569)	50,750	(1,399,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,750	(15,750)	-
Proceeds from common stock subscription and royalty agreement	700,000	(35,000)	665,000
Payment to Economic Injury Disaster loan	(1,226)	-	(1,226)
Payment of notes payable – related party	(7,000)	(5,000)	(12,000)
Proceeds from notes payable – related party	942,700	5,000	947,700
Net cash provided by financing activities	1,650,224	(50,750)	1,599,474

Net increase in cash	199,655	-	199,655
Cash, beginning of period	88,033	-	88,033

Cash, end of period	$287,688	$-	$287,688

Supplemental disclosures of cash flow information:
Interest paid	$1,439	$602	$2,041
Taxes paid	$-	$-	$-
Common stock issued in connection with conversion of promissory notes and accounts payable	$1,177,500	$-	$1,177,500
Common stock issued in connection with exercise of warrants	$234	$(234)	$-
Common stock issued for services rendered	$103,875	$(103,875)	$-
Common stock issued in connection with APA (Note 4)	$153,500	$-	$153,500
Warrants issued in connection with APA (Note 4)	$89,770	$-	$89,770
Common stock issued in connection with issuance of promissory notes	$8,975	$27,825	$36,800

NOTE 24 - SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company issued an aggregate of 148,857 shares of its common stock for the Company’s President stock compensation and to consultants for services rendered, with an aggregate value of $52,250.

On March 26, 2026, the Company entered into stock exchange agreements with certain related parties, including executive officers and members of the Board of Directors, pursuant to a plan of reorganization. Under these agreements, the Company acquired shares of its majority-owned subsidiary in exchange for shares of the Company’s common stock. In connection with these transactions, the Company agreed to issue an aggregate of approximately 2,263,371 shares of its common stock. The shares had not yet been issued as of the date of this filing.

On February 15, 2026, Louis Lucido, the President and a member of the Board of Directors, entered into a Subscription Agreement to purchase a total of 1,764,706 shares of Common Stock for a total purchase price of $600,000.

