Form 10-Q
period 2026-06-30
BioCorRx Inc.
filed 2026-08-14
CIK 1443863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 29,758,177 shares of registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCORRX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$21,237	$139,360
Accounts receivable, net	67,694	253,459
Grant receivable	102,613	52,026
Inventory	43,551	143,425
Prepaid expenses	388,282	226,198
Total current assets	623,377	814,468

Property and equipment, net	-	4,062

Right to use assets	137,869	159,128

Other assets:
Intangible assets, net	541,119	564,460
Goodwill	563,158	563,158
Deposits, long term	41,936	41,936
Total other assets	1,146,213	1,169,554

Total assets	$1,907,459	$2,147,212

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including related party payables of $1,448,722 and $1,271,685, respectively	$6,763,370	$6,362,728
Deferred revenue, grant	1,040	-
Lease liability, short term	45,146	43,382
Notes payable, net of debt discount of $0	1,271,884	1,222,730
Notes payable, related parties, net of debt discount of $0	773,263	677,359
Total current liabilities	8,854,703	8,306,199

Long term liabilities:
Economic Injury Disaster loan, long term	68,770	69,537
Upfront purchase price liability	-	42,503
Royalty liability	348,155	359,378
Royalty obligation, net of discount of $3,707,374 and $3,941,262, related parties	5,014,726	4,780,838
Lease liability, long term	92,723	115,745

Total liabilities	14,379,077	13,674,200

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	16,000	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	5,616	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 29,666,506 and 24,489,311 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	29,666	24,489
Common stock subscribed	100,000	100,000
Additional paid in capital	76,183,780	75,279,624
Accumulated deficit	(88,559,898)	(86,649,288)
Total deficit attributable to BioCorRx Inc.	(12,224,836)	(11,223,559)
Non-controlling interest	(246,782)	(303,429)
Total deficit	(12,471,618)	(11,526,988)

Total liabilities and deficit	$1,907,459	$2,147,212

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues, net	$87,970	$178,238	$167,038	$313,137

Operating expenses:
Cost of goods sold	144,967	-	170,151	-
Research and development	712,384	296,860	1,064,717	458,779
Selling, general and administrative	686,323	1,223,321	1,477,505	2,109,404
Impairment of intellectual property	-	-	6,374	-
Depreciation and amortization	9,834	71,977	21,029	96,820
Total operating expenses	1,553,508	1,592,158	2,739,776	2,665,003

Loss from operations	(1,465,538)	(1,413,920)	(2,572,738)	(2,351,866)

Other income (expenses):
Interest expense - related parties	(138,597)	(164,371)	(274,045)	(324,499)
Interest expense, net	(30,048)	(36,686)	(61,089)	(124,169)
Loss on settlement of debt	(47,000)	(55,000)	(147,000)	(187,514)
Grant income	679,477	154,270	1,042,074	568,249
Change in fair value of upfront purchase price liability	-	(394)	-	(4,894)
Change in fair value of royalty liability	-	33,935	-	31,324
Other miscellaneous income	-	104,890	-	164,329
Total other income	463,832	36,644	559,940	122,826

Loss before provision for income taxes	(1,001,706)	(1,377,276)	(2,012,798)	(2,229,040)

Income taxes	-	-	-	-

Net loss	(1,001,706)	(1,377,276)	(2,012,798)	(2,229,040)

Non-controlling interest	36,932	143,858	102,188	154,215

Net loss attributable to BioCorRx Inc.	(964,774)	(1,233,418)	$(1,910,610)	$(2,074,825)

Net loss per common share, basic and diluted	(0.03)	(0.07)	$(0.07)	$(0.13)

Weighted average number of common shares outstanding, basic and diluted	29,219,541	17,011,680	27,419,591	16,058,504

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2025	80,000	$16,000	160,000	$5,616	24,489,311	$24,489	$100,000	$75,279,624	$(86,649,288)	$(303,429)	$(11,526,988)
Common stock issued for services rendered	-	-	-	-	289,171	289	-	108,086	-	-	108,375
Common stock issued in connection with subscription agreement	-	-	-	-	1,470,588	1,471	-	498,529	-	-	500,000
Common stock issued in connection with conversion of promissory notes	-	-	-	-	294,118	294	-	99,706	-	-	100,000
Common stock issued in connection with acquisition of non-controlling interest	-	-	-	-	2,263,371	2,263	-	(161,098)	-	158,835	-
Common stock issued in connection with issuance of promissory notes	-	-	-	-	100,000	100	-	39,900	-	-	40,000
Imputed interest for related party advances	-	-	-	-	-	-	-	15,236	-	-	15,236
Net loss	-	-	-	-	-	-	-	-	(945,836)	(65,256)	(1,011,092)
Balance, March 31, 2026 (unaudited)	80,000	$16,000	160,000	$5,616	28,906,559	$28,906	$100,000	$75,879,983	$(87,595,124)	$(209,850)	$(11,774,469)
Common stock issued for services rendered	-	-	-	-	334,947	335	-	122,111	-	-	122,446
Common stock issued in connection with subscription agreement	-	-	-	-	375,000	375	-	149,625	-	-	150,000
Common stock issued in connection with issuance of promissory notes	-	-	-	-	50,000	50	-	16,950	-	-	17,000
Imputed interest for related party advances	-	-	-	-	-	-	-	15,111	-	-	15,111
Net loss	-	-	-	-	-	-	-	-	(964,774)	(36,932)	(1,001,706)
Balance, June 30, 2026 (unaudited)	80,000	$16,000	160,000	$5,616	29,666,506	$29,666	$100,000	$76,183,780	$(88,559,898)	$(246,782)	$(12,471,618)

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

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,012,798)	$(2,229,040)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	21,029	96,820
Amortization of discount on royalty obligation	233,888	233,888
Amortization of debt discount	-	52,522
Impairment of intellectual property	6,374	-
Amortization of right-of-use asset	21,259	19,629
Loss on settlement of debt	147,000	187,514
Inventory write-down	136,253	-
Change in fair value of upfront purchase price liability	-	4,894
Change in fair value of royalty liability	-	(31,324)
Stock based compensation	230,821	307,159
Imputed interest for related party advances	30,347	18,814

Changes in operating assets and liabilities:
Accounts receivable	185,765	(51,242)
Grant receivable	(50,587)	(153,728)
Inventory	(36,379)	-
Prepaid expenses	(162,084)	(47,081)
Accounts payable and accrued expenses	449,796	950,355
Royalty liability	(11,223)	-
Upfront purchase price liability	(42,503)	(155,673)
Lease liability	(21,258)	(19,629)
Deferred revenue, grant	1,040	-
Net cash used in operating activities	(873,260)	(816,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	650,000	-
Payment to Economic Injury Disaster loan	(767)	(739)
Payment of notes payable – related party	(5,000)	(7,000)
Payment of notes payable	(90,000)	-
Proceeds from notes payable – related party	200,904	847,700
Net cash provided by financing activities	755,137	839,961

Net (decrease) increase in cash	(118,123)	23,839
Cash, beginning of period	139,360	88,033

Cash, end of period	$21,237	$111,872

Supplemental disclosures of cash flow information:
Interest paid	$1,411	$1,439
Taxes paid	$-	$-
Common stock issued in connection with conversion of promissory notes and accounts payable	$-	$965,000
Common stock issued in connection with conversion of related party promissory note	$100,000	$-
Common stock issued in connection with APA (Note 4)	$-	$153,500
Warrants issued in connection with APA (Note 4)	$-	$89,770
Conversion of accrued interests to principal of promissory notes	$49,154	$-
Common stock issued in connection with issuance of promissory notes	$57,000	$36,800

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOCORRX INC .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

NOTE 1 - BUSINESS

BioCorRx Inc., through its subsidiaries, develops and provides innovative treatment programs for substance abuse and related disorders. The BioCorRx ® Recovery Program is a non-addictive, medication-assisted treatment (MAT) program for substance abuse that includes peer recovery support. The UnCraveRx™ Weight Loss Management Program is a medically assisted weight management program that is combined with a virtual platform application. The full program officially launched October 1, 2019. The Company’s majority owned subsidiary BioCorRx Pharmaceuticals Inc. is also engaged in the research and development of sustained release naltrexone products for the treatment of addiction and other possible disorders. Specifically, the Company is developing an injectable (BICX101) and implantable naltrexone with the goal of future regulatory approval with the Food and Drug Administration. On May 7, 2021, the FDA cleared the Company’s Investigational New Drug Application (IND) for its implantable naltrexone (BICX104) candidate. On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through June 30, 2026.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.

Revision of Previously Issued Interim Financial Statements

In preparing the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, management identified an error in the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 related to the timing of revenue recognition between interim periods. The error resulted in an overstatement of revenues for the three months ended March 31, 2026.

The Company evaluated the error individually and in the aggregate in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and ASC 250, Accounting Changes and Error Corrections, and concluded that the error was not material to the previously issued interim financial statements.

Accordingly, the Company has revised the affected prior period amounts in the accompanying unaudited condensed consolidated financial statements.

We assessed the materiality of the errors on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, "Materiality," codified in ASC 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that the error correction is not material to previously issued interim financial statements on either a quantitative or qualitative basis. A summary of the revisions to the previously reported financial information is included in Note 22.

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

The following table presents the Company’s net sales by product category for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Sales/access fees	$-	$1,790
Supply and distribution sales	87,970	176,448
Net sales	$87,970	$178,238

The following table presents the Company’s net sales by product category for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Sales/access fees	$1,330	$1,790
Supply and distribution sales	165,708	311,347
Net sales	$167,038	$313,137

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

Accounts Receivable

Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that management believes will be adequate to absorb estimated losses on existing balances. Management estimates the allowance based on collectability of accounts receivable and prior bad debt experience. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes that credit risks on accounts receivable will not be material to the financial position of the Company or results of operations. The allowance for doubtful accounts was $0 as of June 30, 2026 and December 31, 2025.

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

Inventories consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$7,171	$116,097
Finished goods	36,380	27,328
	$43,551	$143,425

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. The Company's policy is to review goodwill for impairment annually unless a triggering event requires an analysis sooner. There was no goodwill impairment for the three and six months ended June 30, 2026 and 2025.

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

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. No impairments were recognized for the three and six months ended June 30, 2026 and 2025.

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three months ended June 30, 2026 and 2025. $6,374 and $0, respectively, were recognized as impairment of intellectual property for the six months ended June 30, 2026 and 2025.

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

Diluted net loss per share is calculated by including any potentially dilutive share issuances in the denominator. The following securities are excluded from the calculation of weighted average diluted shares at June 30, 2026 and 2025, respectively, because their inclusion would have been anti-dilutive.

	Six Months Ended
	June 30,
	2026	2025
Shares underlying options outstanding	1,339,075	1,530,557
Shares underlying warrants outstanding	4,616,476	1,532,001
Convertible preferred stock outstanding	240,000	240,000
	6,195,551	3,302,558

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $18,298 and $12,893 as advertising costs for the three months ended June 30, 2026 and 2025, respectively. The Company charged to operations $41,209 and $16,133 as advertising costs for the six months ended June 30, 2026 and 2025, respectively.

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

Grant receivables were $102,613 and $52,026 as of June 30, 2026 and December 31, 2025, respectively. Deferred revenues related to the grant were $1,040 and $0, respectively, as of June 30, 2026 and December 31, 2025. $679,477 and $154,270 were recorded as grant income for the three months ended June 30, 2026 and 2025, respectively. $1,042,074 and $568,249 were recorded as grant income for the six months ended June 30, 2026 and 2025, respectively.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $712,384 and $296,860 for the three months ended June 30, 2026 and 2025, respectively. The Company incurred research and development expenses of $1,064,717 and $458,779 for the six months ended June 30, 2026 and 2025, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2026 and December 31, 2025, the Company has not recorded any unrecognized tax benefits.

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

NOTE 3 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2026, the Company had cash of $21,237 and working capital deficit of $8,231,326. During the six months ended June 30, 2026, the Company used net cash in operating activities of $873,260. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

During the six months ended June 30, 2026, the Company issued several promissory notes to related parties and received total proceeds of $200,904. The promissory notes bear no interest and are due on demand.

On March 13, 2026, the Company entered into a fifth amendment agreement to a promissory note, which was originally issued to a third party on March 14, 2024. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2026 to September 30, 2026. The principal amount due was increased by $30,000. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.40 per share for a total value of $20,000. During the six months ended June 30, 2026, the Company made principal payments of $37,500. The balance outstanding as of June 30, 2026 was $278,352.

On March 13, 2026, the Company entered into a sixth amendment agreement to a promissory note, which was originally issued to a third party on November 10, 2023. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2026 to September 30, 2026. The principal amount due was increased by $30,000. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.40 per share for a total value of $20,000. During the six months ended June 30, 2026, the Company made principal payments of $37,500. The balance outstanding as of June 30, 2026 was $278,352.

On April 2, 2026, the Company entered into a sixth amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2026 to February 1, 2027. The principal amount due was increased by $30,000. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.34 per share for a total value of $17,000. The promissory note bears interest at 5% per annum, and is convertible into common stock of the Company at a conversion price of $0.34 per share. During the six months ended June 30, 2026, the Company made principal payments of $15,000. The balance outstanding as of June 30, 2026 was $332,450.

On February 15, 2026, Louis C Lucido, the President and a member of the Board of Directors, entered into a Subscription Agreement (the “2026 Q1 Subscription Agreement”) to purchase a total of 1,470,588 shares of common stock for a total purchase price of $500,000.

On May 21, 2026, Joseph Galligan, a member of the Board of Directors, entered into a Subscription Agreement (the “2026 Q2 Subscription Agreement”) to purchase a total of 375,000 shares of common stock for a total purchase price of $150,000.

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

NOTE 4 - BUSINESS COMBINATION

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

NOTE 5 - PREPAID EXPENSES

The Company’s prepaid expenses consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Prepaid insurance	$45,910	$18,360
Prepaid subscription services	339,477	207,838
Other prepaid expenses	2,895	-
	$388,282	$226,198

NOTE 6 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Office equipment	$45,519	$45,519
Computer equipment	5,544	5,544
Manufacturing equipment	101,200	101,200
Leasehold improvement	42,288	42,288
	194,551	194,551
Less accumulated depreciation	(194,551)	(190,489)
	$-	$4,062

Depreciation expense charged to operations amounted to $1,452 and $4,130, respectively, for the three months ended June 30, 2026 and 2025. Depreciation expense charged to operations amounted to $4,062 and $7,894, respectively, for the six months ended June 30, 2026 and 2025.

NOTE 7 - LEASE

Operating leases

Prior to 2020, the Company entered into several lease amendments with landlord whereby the Company agreed to lease office space in Anaheim, California. The term of such lease expired on January 31, 2025. The lease had escalating payments from $9,905 per month to $11,018 per month. The Company recorded an aggregate value of right to use assets and lease liability of $500,333.

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

Lease liability is summarized below:

	June 30,	December 31,
	2026	2025
Total lease liability	$137,869	$159,127
Less: short term portion	45,146	43,382
Long term portion	$92,723	$115,745

Maturity analysis under these lease agreements are as follows:

Total
2026	$27,272
2027	54,544
2028	54,544
2029	18,181
Subtotal	154,541
Less: Present value discount	(16,672)
Lease liability	$137,869

Lease expense for the three months ended June 30, 2026 and 2025 was comprised of the following:

	Three Months Ended
	June 30,
	2026	2025
Operating lease expense	$13,636	$13,636
	$13,636	$13,636

Lease expense for the six months ended June 30, 2026 and 2025 was comprised of the following:

	Six Months Ended
	June 30,
	2026	2025
Operating lease expense	$27,272	$27,272
	$27,272	$27,272

During the six months ended June 30, 2026 and 2025, the Company paid $27,272 lease expense in cash.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term	2.8	3.3

NOTE 8 - INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Patents	$-	$15,200
Trademark	249,500	249,500
Customer base	336,200	336,200
	585,700	600,900
Less accumulated amortization	(44,581)	(36,440)
	$541,119	$564,460

Patents

On October 12, 2018 the Company’s majority owned subsidiary, BioCorRx Pharmaceuticals Inc. acquired six patent families for sustained delivery platforms for the local delivery of biologic and small molecule drugs for an aggregate purchase price of $15,200. Amortization is computed on straight-line method based on estimated useful lives of 13 years. During the three months ended June 30, 2026 and 2025, the Company recorded amortization expense of $0 and $295, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded amortization expense of $295 and $589, respectively. During the three months ended June 30, 2026, the Company recorded an impairment of intellectual property of $0. During the six months ended June 30, 2026, the Company recorded an impairment of intellectual property of $6,374 and derecognized the patents.

Trademark

The fair value of trademark acquired in the business combination on March 4, 2025 was $249,500. Trademark is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment was recognized for the three and six months ended June 30, 2026 and 2025.

Customer base

The fair value of customer base acquired in the business combination on March 4, 2025 was $336,200. Amortization is computed on straight-line method based on estimated useful lives of 10 years. During the three months ended June 30, 2026 and 2025, the Company recorded amortization expense of $8,382 and $67,552, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded amortization expense of $16,672 and $88,337, respectively. As of June 30, 2026, the accumulated amortization was $44,581.

The future amortization of the customer base are as follows:

Year	Amount
2026	$16,948
2027	33,620
2028	33,620
2029	33,620
2030 and after	173,811
$291,619

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Accounts payable	$4,439,572	$4,028,744
Interest payable on notes payable	1,445,696	1,442,413
Interest payable on notes payable, related parties	235,233	225,423
Deferred insurance	40,235	11,970
Accrual of interest and loss on contingency	16,500	138,000
Interest payable on EIDL loan	5,442	5,471
Line of credit	46,749	11,964
Accrual of interest on unpaid upfront purchase price	3,568	3,213
Accrued expenses	530,375	495,530
	$6,763,370	$6,362,728

NOTE 10 - NOTES PAYABLE

As of June 30, 2026 and December 31, 2025, the Company had an advance from a third party. The advance bears no interest and is due on demand. The balance outstanding as of June 30, 2026 and December 31, 2025 is $21,480.

On September 9, 2021, the Company issued an unsecured promissory note payable to one third party for $200,000 with principal and interest due June 8, 2022, with a stated interest rate of 25% per annum. The balance outstanding as of June 30, 2026 and December 31, 2025 is $200,000. The interest expense during the three months ended June 30, 2026 and 2025 were $12,466. The interest expense during the six months ended June 30, 2026 and 2025 were $24,795.

On October 6, 2022, the Company issued an unsecured promissory note payable to a third party for $100,000 with principal and interest due October 6, 2023, with a stated interest rate of 12.5% per annum. The interest rate was increased to 25% on October 7, 2023 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $3,125. As additional consideration for the loan the Company issued 16,500 shares of common stock and valued at $31,350, which was recognized as debt discount. The debt discount had been fully amortized as interest expense as of October 6, 2023. The balance outstanding as of June 30, 2026 and December 31, 2025 was $100,000. The interest expense during the three months ended June 30, 2026 and 2025 were $6,233. The interest expense during the six months ended June 30, 2026 and 2025 were $12,397. The Company made an interest payment of $0 during the six months ended June 30, 2026 and 2025.

On January 25, 2023, the Company issued an unsecured promissory note payable to a third party for $50,000 with principal and interest due January 25, 2024, with a stated interest rate of 12.5% per annum. The interest rate was increased to 20% on January 26, 2024 due to default. Under the terms of the note the Company shall pay quarterly interest payments of $1,563. As additional consideration for the loan the Company issued 4,285 shares of common stock and valued at $6,000, which was recognized as debt discount. On November 13, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 25, 2024 to January 31, 2025. The amortization payments of the note were replaced with a single lump sum payment in the amount of $61,250. In exchange for the modification, the Company issued 12,500 shares of restricted stock to the debt holder at $0.31 per share for a total value of $3,875, which was recognized as debt discount. The balance outstanding as of June 30, 2026 and December 31, 2025 was $61,250. The interest expense during the three and six months ended June 30, 2026 and 2025 were $0. The Company made an interest payment of $0 during the six months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, the Company amortized $0 of debt discount as interest expense. During the six months ended June 30, 2026 and 2025, the Company amortized $0 and $3,483 of debt discount as interest expense, respectively.

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

The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $50,000 was recognized on March 13, 2026. During the six months ended June 30, 2026 and 2025, the Company made principal payments of $37,500 and $0, respectively. The balance outstanding as of June 30, 2026 and December 31, 2025 was $278,352 and $270,000, respectively. The interest expense during the three months ended June 30, 2026 and 2025 was $0 and $4,114, respectively. The interest expense during the six months ended June 30, 2026 and 2025 was $2,580 and $5,470, respectively. During the three months ended June 30, 2026 and 2025, the Company amortized $0 of debt discount as interest expense. During the six months ended June 30, 2026 and 2025, the Company amortized $0 and $9,500 of debt discount as interest expense, respectively.

On December 8, 2023, the Company issued an unsecured promissory note payable to a third party with principal and interest due September 8, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $27,120. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $123,270 of debt discount on such promissory note. On March 25, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. In exchange for the modification, the Company issued 15,000 shares of restricted stock to the debt holder at $0.89 per share for a total value of $13,350, which was recognized as debt discount. On August 23, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the second amendment, the parties agreed to modify the maturity date of the note from September 8, 2024 to October 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a payment on October 31, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment on October 31, 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $15,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $40,394 was recognized on August 23, 2024. On November 29, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from October 31, 2024 to January 31, 2025. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a payment on or before January 31, 2025, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before January 31, 2025, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.30 per share for a total value of $22,500. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $129 was recognized on November 29, 2024. On January 31, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from January 31, 2025 to March 31, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.36 per share for a total value of $8,975. The amendment was treated as a modification to the old note. On April 7, 2025, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2025 to March 31, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on April 1, 2025. And the conversion price of the debt was adjusted to $0.34. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on April 7, 2025. On April 2, 2026, the Company entered into a sixth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2026 to February 1, 2027. The principal amount was increased by $30,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $47,000 was recognized on April 2, 2026. During the six months ended June 30, 2026 and 2025, the Company made principal payments of $15,000 and $0, respectively. The balance outstanding as of June 30, 2026 and December 31, 2025 was $332,450 and $300,000, respectively. The interest expense during the three months ended June 30, 2026 and 2025 was $6,530 and $4,068, respectively. The interest expense during the six months ended June 30, 2026 and 2025 was $10,085 and $4,068, respectively. During the three months ended June 30, 2026 and 2025, the Company amortized $0 of debt discount as interest expense. During the six months ended June 30, 2026 and 2025, the Company amortized $0 and $19,983 of debt discount as interest expense, respectively.

On March 14, 2024, the Company issued an unsecured promissory note payable to a third party with principal and interest due December 14, 2024, with a stated interest rate of 8% per annum. The cash proceeds of the promissory note was $200,000, and the principal amount of the promissory note was $220,000. Upon the occurrence of any event of default that has not been cured within 30 calendar days from the date of the event of default, the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default. The fair value of the event of default penalty put option, which was $26,730, was recognized as a derivative liability and debt discount on the consolidated balance sheet at issuance date. In connection with the issuance of the promissory note, the Company issued the warrant that entitles the third party to purchase 200,000 common shares. The warrant shall have a term of four years with an exercise price of $2.00 and shall be equitably adjusted to offset the effect of any stock splits and similar events. As additional consideration for the debt, the Company issued 24,000 shares of common stock valued at $22,080. The Company allocated the proceeds based on the relative fair value of the debt, the warrants and the stock, resulting in the recognition of $115,419 of debt discount on such promissory note. On July 11, 2024, the Company entered into an amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the amortization payments of the unsecured promissory note. The principal and interest of such promissory note shall be convertible into common stock of the Company at $1.50 per share unless the Company does not make a note payment on September 14, 2024, in which case the conversion price shall be $0.75. The exercise price of the warrants issued in connection with the original promissory note was amended from $2.00 per share to $1.50 per share unless the Company does not make a note payment in September 2024, in which case the exercise price shall be $1.00 per share. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.52 per share for a total value of $26,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $83,964 was recognized on July 11, 2024. On October 14, 2024, the Company entered into a second amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 14, 2024 to December 31, 2024. The amortization payments of the note were replaced with a single lump sum payment in the amount of $275,000. The principal and interest of such promissory note shall be convertible into common stock of the Company at $0.75 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the conversion price shall be $0.40. The exercise price of the warrants issued in connection with the original promissory note was amended from $1.50 per share to $1.00 per share unless the Company does not make a note payment on or before December 31, 2024, in which case the exercise price shall be $0.60 per share. In exchange for the modification, the Company issued 75,000 shares of restricted stock to the debt holder at $0.33 per share for a total value of $24,750. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $43,328 was recognized on October 14, 2024. On December 31, 2024, the Company entered into a third amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from December 31, 2024 to February 28, 2025. In exchange for the modification, the Company issued 25,000 shares of restricted stock to the debt holder at $0.38 per share for a total value of $9,500. The amendment was treated as a modification to the old note. On February 28, 2025, the Company entered into a fourth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2025 to February 28, 2026. The principal amount was increased from $275,000 to $330,000. Interest accrued at 5% per annum commencing on March 1, 2025. And the conversion price of the debt was adjusted to $0.33. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $55,000 was recognized on February 28, 2025. On March 13, 2026, the Company entered into a fifth amendment agreement to such promissory note. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2026 to September 30, 2026. The principal amount due was increased by $30,000. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.40 per share for a total value of $20,000. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $50,000 was recognized on March 13, 2026. During the six months ended June 30, 2026 and 2025, the Company made principal payments of $37,500 and $0, respectively. The balance outstanding as of June 30, 2026 and December 31, 2025 was $278,352 and $270,000, respectively. The interest expense during the three months ended June 30, 2026 and 2025 was $0 and $4,114, respectively. The interest expense during the six months ended June 30, 2026 and 2025 was $2,580 and $5,470, respectively. During the three months ended June 30, 2026 and 2025, the Company amortized $0 of debt discount as interest expense. During the six months ended June 30, 2026 and 2025, the Company amortized $0 and $9,500 of debt discount as interest expense, respectively.

The interest expense during the three months ended June 30, 2026 and 2025 were $30,048 and $36,563, respectively. The interest expense during the six months ended June 30, 2026 and 2025 were $61,089 and $124,046, respectively. As of June 30, 2026 and December 31, 2025, the accumulated interest on notes payable was $1,445,696 and $1,442,413, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables as of June 30, 2026 and December 31, 2025 were summarized as below:

	June 30,	December 31,
	2026	2025
Advances from a third party	$21,480	$21,480
Promissory note payable dated September 9, 2021	200,000	200,000
Promissory note payable dated October 6, 2022	100,000	100,000
Promissory note payable dated January 25, 2023, net of debt discount of $0	61,250	61,250
Promissory note payable dated November 10, 2023, net of debt discount of $0	278,352	270,000
Promissory note payable dated December 8, 2023, net of debt discount of $0	332,450	300,000
Promissory note payable dated March 14, 2024, net of debt discount of $0	278,352	270,000
	$1,271,884	$1,222,730

NOTE 11 - NOTES PAYABLE-RELATED PARTIES

As of June 30, 2026 and December 31, 2025, the Company had advances from Kent Emry (Chairman of the Company). The balance outstanding as of June 30, 2026 and December 31, 2025 was $1,500.

On January 22, 2013, the Company issued an unsecured promissory note payable to Kent Emry (Chairman of the Board) for $200,000 due January 1, 2018, with a stated interest rate of 12% per annum beginning three months from issuance, payable monthly. Principal payments were due starting February 1, 2015 at $6,650 per month. The lender has an option to convert the note to licensing rights for the State of Oregon. The Company currently is in default of the principal and interest. The balance outstanding as of June 30, 2026 and December 31, 2025 was $163,610.

Since 2026, the Company had received an aggregate of $200,904 advances from Mr. Lucido. On February 15, 2026, the Company issued 294,118 shares of its common stock at $0.34 per share in connection with conversion of the related party promissory note then outstanding of $100,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. As of June 30, 2026 and December 31, 2025, the outstanding balance of advances from Mr. Lucido was $300,904 and $200,000, respectively. During the three months ended June 30, 2026 and 2025, the Company also recognized imputed interest of $7,439 and $1,475 for advances from Mr. Lucido based on an imputed interest of 10% per annum. During the six months ended June 30, 2026 and 2025, the Company also recognized imputed interest of $12,706 and $6,729 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

As of June 30, 2026 and December 31, 2025, the Company owed $307,249 and $312,249 advances to Lourdes Felix, respectively. During the three months ended June 30, 2026 and 2025, the Company also recognized imputed interest of $7,672 and $8,245, respectively, for advances from Lourdes Felix based on an imputed interest of 10% per annum. During the six months ended June 30, 2026 and 2025, the Company also recognized imputed interest of $17,641 and $12,085, respectively, for advances from Lourdes Felix based on an imputed interest of 10% per annum.

The interest expense – related parties during the three months ended June 30, 2026 and 2025 were $138,597 and $164,371, respectively, which includes the amortization of royalty obligations as interest expense of $118,554 (see Note 13). The interest expense – related parties during the six months ended June 30, 2026 and 2025 were $274,045 and $324,499, respectively, which includes the amortization of royalty obligations as interest expense of $233,888 (see Note 13). As of June 30, 2026 and December 31, 2025, the accumulated interest on related parties notes payable was $235,233 and $225,423, respectively, and was included in accounts payable and accrued expenses on the balance sheet.

The outstanding notes payables to related parties as of June 30, 2026 and December 31, 2025 were summarized as below:

	June 30,	December 31,
	2026	2025
Advances from Kent Emry	$1,500	$1,500
Advances from Louis C Lucido	300,904	200,000
Advances from Lourdes Felix	307,249	312,249
Promissory notes payables to Kent Emry	163,610	163,610
	$773,263	$677,359

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

The interest expense during the three months ended June 30, 2026 and 2025 were $695. The interest expense during the six months ended June 30, 2026 and 2025 were $1,382. As of June 30, 2026 and December 31, 2025, the accumulated interest on EIDL Loan was $5,442 and $5,471, respectively.

During the six months ended June 30, 2026 and 2025, the Company made interest payment of $1,411 and $1,439, respectively.

The future principal payments are as follows:

Year	Amount
2026	$16
2027	1,598
2028	1,651
2029	1,722
2030 and after	63,783
$68,770

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

During the three months ended June 30, 2026 and 2025, the Company amortized $118,554 as interest expense. During the six months ended June 30, 2026 and 2025, the Company amortized $233,888 as interest expense.

NOTE 14 - STOCKHOLDERS’ EQUITY/(DEFICIT)

Convertible Preferred stock

The Company is authorized to issue 600,000 shares of preferred stock with no par value. As of June 30, 2026 and December 31, 2025, the Company had 80,000 shares of Series A preferred stock and 160,000 shares of Series B preferred stock issued and outstanding.

As of June 30, 2026 and December 31, 2025, each share of Series A preferred stock is entitled to one thousand (1,000) votes and is convertible into one share of common stock. 30,000 shares of Series A Preferred Stock are owned by management. The Series A Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series A. Each share of Series A Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

As of June 30, 2026 and December 31, 2025, each share of Series B stock is entitled to two thousand (2,000) votes and is convertible into one share of common stock. 120,000 shares of Series B Preferred Stock are owned by management. The Series B Preferred Stock is not entitled to dividends and there are no liquidation rights associated with Series B. Each share of Series B Preferred Stock may be converted, at the option of the holder, into one (1) fully paid and nonassessable share of Common Stock, par value $0.001.

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

Six months ended June 30, 2026

During the six months ended June 30, 2026, the Company issued an aggregate of 624,118 shares of its common stock for services rendered valued at $230,821 based on the underlying market value of the common stock at the date of grant among which 163,236 shares valued at $60,000 were issued to the board of directors for board compensation.

During the six months ended June 30, 2026, the Company issued 1,470,588 shares of its common stock in connection with the 2026 Q1 Subscription Agreement. The shares were issued at a purchase price of $0.34 per share for a total purchase price of $500,000. During the six months ended June 30, 2026, the Company issued 375,000 shares of its common stock in connection with the 2026 Q2 Subscription Agreement. The shares were issued at a purchase price of $0.40 per share for a total purchase price of $150,000.

During the six months ended June 30, 2026, the Company issued 294,118 shares of its common stock at $0.34 per share in connection with conversion of the related party promissory note then outstanding of $100,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized.

During the six months ended June 30, 2026, the Company issued 2,263,371 shares of its common stock in connection with the acquisition of 12.15% ownership interest in its subsidiary.

During the six months ended June 30, 2026, the Company issued an aggregate of 150,000 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 10). The 150,000 shares of common stock were valued at an aggregate value of $57,000.

As of June 30, 2026 and December 31, 2025, the Company had 29,666,506 shares and 24,489,311 shares of common stock issued and outstanding, respectively.

NOTE 15 - STOCK OPTIONS AND WARRANTS

Options

On November 13, 2014, our Board of Directors authorized and approved the adoption of the Plan effective November 13, 2014 (2014 Stock Option Plan) under which an aggregate of 20% 290,879 shares) of the issued and outstanding shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate 145,000 stock options. As of June 30, 2026, an aggregate total of 145,879 can still be granted under the plan.

On June 15, 2016, our board of Directors authorized and approved the adoption of the Equity Incentive Plan effective June 15, 2016 (2016 Equity Incentive Plan) under which an aggregate of 656,250 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. We granted an aggregate of 630,350 stock options. As of June 30, 2026, an aggregate total of 25,900 options can still be granted under the plan.

On May 15, 2018, the Board of Directors approved and adopted the BioCorRx Inc. 2018 Equity Incentive Plan (2018 Stock Option Plan) under which an aggregate of 450,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 380,008 stock options. As of June 30, 2026, an aggregate total of 69,992 options can still be granted under the plan.

On April 22, 2022, the Board of Directors approved and adopted the BioCorRx Inc. 2022 Equity Incentive Plan (2022 Stock Option Plan) under which an aggregate of 695,000 shares may be issued. The plan shall terminate ten years after the plan’s adoption by the board of directors. The Company has granted an aggregate of 535,330 stock options. As of June 30, 2026, an aggregate total of 159,670 options can still be granted under the plan.

The following table summarizes the stock option activity for the six months ended June 30, 2026:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2025	1,669,075	$3.35	3.0	$-
Expired	(330,000)	$2.71
Outstanding at June 30, 2026	1,339,075	$3.68	3.1	$9,699
Exercisable at June 30, 2026	1,339,075	$3.68	2.1	$9,699

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.34 as of June 30, 2026, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2026:

Options Outstanding			Options Exercisable
		Weighted		Weighted
		Average	Exercisable	Average
Exercise	Number of	Remaining Life	Number of	Remaining Life
Price	Options	In Years	Options	In Years

$ 0.01-2.50	1,008,601	3.5	1,008,601	3.5
2.51-5.00	15,474	0.7	15,474	0.7
5.01 and up	315,000	2.0	315,000	2.0
	1,339,075	3.1	1,339,075	3.1

The stock-based compensation expense related to option grants were $0 and $30,715 during the three months ended June 30, 2026 and 2025, respectively. The stock-based compensation expense related to option grants were $0 and $65,814 during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, no stock-based compensation related to options remains unamortized.

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

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
Weighted		Average	Weighted		Average
Average		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Price	Outstanding	Life (Years)	Price	Exercisable	Life (Years)

$0.55	4,616,476	3.5	$0.55	4,616,476	3.5
$0.55	4,616,476	3.5	$0.55	4,616,476	3.5

The following table summarizes the warrant activity for the six months ended June 30, 2026:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Outstanding at December 31, 2025	5,133,477	$0.89
Expired	(517,001)	4.00
Outstanding at June 30, 2026	4,616,476	$0.55
Exercisable at June 30, 2026	4,616,476	$0.55

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

On September 22, 2021, BioCorRx Inc. and BioCorRx Pharmaceuticals, Inc. entered into an Inter-Company License Agreement whereby the Company granted to BioCorRx Pharmaceuticals an exclusive, perpetual and sub-licensable license to use all patented or unpatented inventions, discoveries and other intellectual property owned by the Company related to BICX101, BICX102, BICX104 and any other naltrexone pellets (implants) being developed or that will be developed for FDA approval and commercialization in support of products in the fields of substance use disorder, weight loss and other indications identified including but not limited to pain management, obsessive compulsive disorders, and other addictive behaviors.

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

As of June 30, 2026 and December 31, 2025, the Company’s related party payable was $1,448,722 and $1,271,685, which comprised of compensation payable and interest payable to directors.

NOTE 17 - CONCENTRATIONS

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2026 included 100% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2025 included 99% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2026 included 99% from two customers of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2025 included 99% from two customers of the Company’s total revenues.

At June 30, 2026, two customers accounted for 100% of the Company’s total accounts receivable with an aggregate amount of $67,694. At December 31, 2025, two customers accounted for 100% of the Company’s total accounts receivable with an amount of $253,459.

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

On October 31, 2020, the Company entered into a written management services agreement with Joseph DeSanto MD, Inc. (“Medical Corporation”) under which the Company provides management and other administrative services to the Medical Corporation. These services include billing, collection of accounts receivable, accounting, management and human resource functions. Pursuant to the management services agreement, a management fee equal to 65% of the Medical Corporation’s gross collected monthly revenue. Through this arrangement, the Company is directing the activities that most significantly impact the financial results of the respective Medical Corporation; however, all clinical treatment decisions are made solely by licensed healthcare professionals. The Company has determined that it is the primary beneficiary, and, therefore, has consolidated the Medical Corporation as variable interest entity (“VIE”). The medical corporation: (i) had not yet generated any revenues and (ii) had no significant assets or liabilities since inception through June 30, 2026.

A reconciliation of the BioCorRx Pharmaceuticals, Inc. and Joseph DeSanto MD, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three and six months ended June 30, 2026:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss for the three months ended March 31, 2026	$(269,652)	$-
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	(65,256)	-

Net loss for the three months ended June 30, 2026	(287,410)	-
Average Non-controlling interest percentage of profit/losses	12.85%	35.0%
Net loss attributable to the non-controlling interest	(36,932)	-

Total	(102,188)	-

Net loss attributable to the non-controlling interest for the three and six months ended June 30, 2025:

	BioCorRx Pharmaceuticals, Inc.	Joseph DeSanto MD
Net loss for the three months ended March 31, 2025	$(42,784)	$(10)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	(10,354)	(3)

Net loss for the three months ended June 30, 2025	(594,446)	(5)
Average Non-controlling interest percentage of profit/losses	24.2%	35.0%
Net loss attributable to the non-controlling interest	(143,856)	(2)

Total	(154,210)	(5)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2026:

Balance, December 31, 2025	$(303,429)
Net loss attributable to the non-controlling interest	(102,188)
Acquisition of non-controlling interest by the Company	158,835
Balance, June 30, 2026	(246,782)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2025:

Balance, December 31, 2024	$(234,812)
Net loss attributable to the non-controlling interest	(154,215)
Balance, June 30, 2025	(389,027)

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

In consideration for the payment, with the exception of treatments conducted in certain territories, the Company will pay Alpine Creek fifty percent (50%) of the Company’s gross profit for each Treatment sold in the United States that includes procurement of the Company’s implant product until the Company has paid Alpine Creek $1,215,000. In the event that the Company has not paid Alpine Creek $1,215,000 within 24 months of the Effective Date, then the Company shall continue to pay Alpine Creek fifty percent (50%) for each Treatment following the Effective Date until the Company has paid Alpine Creek an aggregate of $1,620,000, with the exception of treatments conducted in certain territories. The remaining total consideration is $1,531,926 as of June 30, 2026 and December 31, 2025. Upon the Company’s satisfaction of these obligations, the Company shall pay Alpine Creek $100 for each treatment sold in the United States that includes procurement of the Company’s implant product, into perpetuity. As of June 30, 2026 and December 31, 2025, the amount of royalty due and owed is $91.

On any other proprietary implant distribution, that excludes the “treatment”, for alcohol and opioid addiction and for which no other payment is due, the Company shall pay 2.5% of the Company’s gross profit for implant distribution not to exceed $100 per sale. On or about January 1, 2021, Mr. Galligan acquired from Alpine Creek the rights to the royalty agreement by and between the Company and Alpine Creek. As of June 30, 2026 and December 31, 2025, there are no payments due.

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

Pursuant to the Conversion Agreement, BICX has agreed that the Total Interest Payment (as defined in the Conversion Agreement) that would have been due under the Note, in the amount of $1,138,157, will be reflected on the Company’s financial statements as an amount due and owing to the Investor to be repaid within twelve (12) months of the closing of the Public Offering, or if the Public Offering is terminated or abandoned prior to closing, then on or before such date that is no later than twelve (12) months from the date of such termination or abandonment. As of June 30, 2026, the Public Offering has not yet been abandoned by the Company.

Charles River Laboratories, Inc.

As of June 30, 2026 and December 31, 2025, the Company had an outstanding payable to Charles River Laboratories of $28,936 related to prior contract research services.

Orange County Research Center

On January 11, 2022, the Company entered into a Master Clinical Trial Agreement with Memorial Research Medical Clinic dba Orange County Research Center (“OCRC”) to conduct a Phase 1 clinical trial for BICX104. The clinical trial has since been completed. Total payments made to OCRC as of June 30, 2026 were $503,089, and there was no outstanding balance due to OCRC as of that date.

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

As of June 30, 2026, one 24-month consulting agreement for services which the consultant shall receive a one-time grant of 3,000 shares of common stock and common stock equivalent to $1,417 on the last day of each month.

On May 1, 2026, the Company entered into an advisory services agreement with one consultant to provide certain advisory services to the Company. Pursuant to the agreement, the Company is required to pay a monthly retainer fee of EUR 4,000 for the initial six-month period, consisting of EUR 2,000 payable in cash and EUR 2,000 payable in shares of the Company’s common stock. The equity portion of the retainer fee is determined based on an aggregate value of EUR 12,000 and the closing trading price of the Company’s common stock on the effective date of the agreement, and the related shares are issued within 15 business days following the effective date of the agreement. Following the initial six-month period, the monthly retainer fee will be converted to a fixed cash payment of EUR 4,000 per month, with no equity component. The retainer fee is payable monthly in advance, and the agreement will remain in effect in accordance with its terms unless otherwise terminated.

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

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a settlement agreement with Pellecome (the “Settlement Agreement”) pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of June 30, 2026, $16,500 remains outstanding.

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

	June 30,	December 31,
	2026	2025
Cash	$21,237	$139,360

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
Research and development	$712,384	$296,860
Selling, general and administrative	$686,323	$1,223,321

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Research and development	$1,064,717	$458,779
Selling, general and administrative	$1,477,505	$2,109,404

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

Changes in fair value of the contingent payments during the three and six months ended June 30, 2026 were as follows:

	Upfront Purchase Price	Royalty Payment
Fair value as of December 31, 2025	$42,503	$359,378
Payments	(42,503)	(7,886)
Fair value as of March 31, 2026	$-	$351,492
Payments	-	(3,337)
Fair value as of June 30, 2026	$-	$348,155

Changes in fair value of the contingent payments during the three and six months ended June 30, 2025 were as follows:

	Upfront Purchase Price	Royalty Payment
Fair value on the acquisition date	$392,441	$192,365
Payments	(67,449)	(4,047)
Change in fair value	4,500	2,611
Fair value as of March 31, 2025	$329,492	$190,929
Payments	(88,224)	(9,123)
Change in fair value	394	(33,935)
Fair value as of June 30, 2025	$241,662	$147,871

NOTE 22 - REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

As discussed in Note 2, in preparing the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, we identified an error in our previously issued interim financial statements as of and for the three months ended March 31, 2026 related to the timing of revenue recognition between interim periods. The error resulted in an overstatement of revenues for the three months ended March 31, 2026.

We evaluated the error, individually and in the aggregate, and concluded that it was not material to the previously issued financial statements as of and for the three months ended March 31, 2026. Accordingly, we have revised the previously reported March 31, 2026 financial information to correct the error.

The following tables present the impact of the revision on the affected line items in our previously reported (a) condensed consolidated balance sheet as of March 31, 2026; (b) condensed consolidated statement of operations for the three months ended March 31, 2026; (c) condensed consolidated statement of deficit for the three months ended March 31, 2026; and (d) condensed consolidated statement of cash flows for the three months ended March 31, 2026.

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2026
(Unaudited)

	As Reported	Revision	As Revised
ASSETS
Current assets:
Cash	$211,911	$-	$211,911
Accounts receivable, net	330,348	(151,200)	179,148
Grant receivable	121,720	-	121,720
Inventory	143,425	-	143,425
Prepaid expenses	212,810	-	212,810
Total current assets	1,020,214	(151,200)	869,014

Property and equipment, net	1,452	-	1,452

Right to use assets	148,604	-	148,604

Other assets:
Intangible assets, net	549,501	-	549,501
Goodwill	563,158	-	563,158
Deposits, long term	41,936	-	41,936
Total other assets	1,154,595	-	1,154,595

Total assets	$2,324,865	(151,200)	$2,173,665

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,585,014	-	$6,585,014
Lease liability, short term	44,255	-	44,255
Notes payable, net of debt discount	1,239,434	-	1,239,434
Notes payable, related parties, net of debt discount	658,263	-	658,263
Total current liabilities	8,526,966	-	8,526,966

Long term liabilities:
Economic Injury Disaster loan, long term	69,155	-	69,155
Royalty liability	351,492	-	351,492
Royalty obligation, net of discount	4,896,172	-	4,896,172
Lease liability, long term	104,349	-	104,349

Total liabilities	13,948,134	-	13,948,134

Commitments and contingencies

Deficit:
Preferred stock, no par value, 600,000 authorized
Series A convertible preferred stock, no par value; 80,000 designated; 80,000 shares issued and outstanding as of March 31, 2026	16,000	-	16,000
Series B convertible preferred stock, no par value; 160,000 designated; 160,000 shares issued and outstanding as of March 31, 2026	5,616	-	5,616
Common stock, $0.001 par value; 750,000,000 shares authorized, 28,906,559 shares issued and outstanding as of March 31, 2026	28,906	-	28,906
Common stock subscribed	100,000	-	100,000
Additional paid in capital	75,879,983	-	75,879,983
Accumulated deficit	(87,480,515)	(114,609)	(87,595,124)
Total deficit attributable to BioCorRx Inc.	(11,450,010)	(114,609)	(11,564,619)
Non-controlling interest	(173,259)	(36,591)	(209,850)
Total deficit	(11,623,269)	(151,200)	(11,774,469)

Total liabilities and deficit	$2,324,865	(151,200)	$2,173,665

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months ended March 31, 2026
(Unaudited)

	As Reported	Revision	As Revised
Revenues, net	$214,539	$(135,471)	$79,068

Operating expenses:
Cost of goods sold	25,184	-	25,184
Research and development	352,333	-	352,333
Selling, general and administrative	775,453	15,729	791,182
Impairment of intellectual property	6,374	-	6,374
Depreciation and amortization	11,195	-	11,195
Total operating expenses	1,170,539	15,729	1,186,268

Loss from operations	(956,000)	(151,200)	(1,107,200)

Other income (expenses):
Interest expense - related parties	(135,448)	-	(135,448)
Interest expense, net	(31,041)	-	(31,041)
Loss on settlement of debt	(100,000)	-	(100,000)
Grant income	362,597	-	362,597
Total other income	96,108	-	96,108

Loss before provision for income taxes	(859,892)	(151,200)	(1,011,092)

Income taxes	-	-	-

Net loss	(859,892)	(151,200)	(1,011,092)

Non-controlling interest	28,665	36,591	65,256

Net loss attributable to BioCorRx Inc.	$(831,227)	$(114,609)	$(945,836)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	25,599,642	-	25,599,642

CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
Three Months ended March 31, 2026

As Reported

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2025	80,000	$16,000	160,000	$5,616	24,489,311	$24,489	$100,000	$75,279,624	$(86,649,288)	$(303,429)	$(11,526,988)
Common stock issued for services rendered	-	-	-	-	289,171	289	-	108,086	-	-	108,375
Common stock issued in connection with subscription agreement	-	-	-	-	1,470,588	1,471	-	498,529	-	-	500,000
Common stock issued in connection with conversion of promissory notes	-	-	-	-	294,118	294	-	99,706	-	-	100,000
Common stock issued in connection with acquisition of non-controlling interest	-	-	-	-	2,263,371	2,263	-	(161,098)	-	158,835	-
Common stock issued in connection with issuance of promissory notes	-	-	-	-	100,000	100	-	39,900	-	-	40,000
Imputed interest for related party advances	-	-	-	-	-	-	-	15,236	-	-	15,236
Net loss	-	-	-	-	-	-	-	-	(831,227)	(28,665)	(859,892)
Balance, March 31, 2026 (unaudited)	80,000	$16,000	160,000	$5,616	28,906,559	$28,906	$100,000	$75,879,983	$87,480,515)	$(173,259)	$(11,623,269)

Revison

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2025	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Common stock issued for services rendered	-	-	-	-	-	-	-	-	-	-	-
Common stock issued in connection with subscription agreement	-	-	-	-	-	-	-	-	-	-	-
Common stock issued in connection with conversion of promissory notes	-	-	-	-	-	-	-	-	-	-	-
Common stock issued in connection with acquisition of non-controlling interest	-	-	-	-	-	-	-	-	-	-	-
Common stock issued in connection with issuance of promissory notes	-	-	-	-	-	-	-	-	-	-	-
Imputed interest for related party advances	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(114,609)	(36,591)	151,200)
Balance, March 31, 2026 (unaudited)	-	$-	-	$-	-	$-	$-	$-	$(114,609)	$(36,591)	$(151,200)

As Revised

	Series A		Series B
	Convertible		Convertible				Common	Additional		Non-
	Preferred stock		Preferred stock		Common stock		stock	Paid in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Interest	Total
Balance, December 31, 2025	80,000	$16,000	160,000	$5,616	24,489,311	$24,489	$100,000	$75,279,624	$(86,649,288)	$(303,429)	$(11,526,988)
Common stock issued for services rendered	-	-	-	-	289,171	289	-	108,086	-	-	108,375
Common stock issued in connection with subscription agreement	-	-	-	-	1,470,588	1,471	-	498,529	-	-	500,000
Common stock issued in connection with conversion of promissory notes	-	-	-	-	294,118	294	-	99,706	-	-	100,000
Common stock issued in connection with acquisition of non-controlling interest	-	-	-	-	2,263,371	2,263	-	(161,098)	-	158,835	-
Common stock issued in connection with issuance of promissory notes	-	-	-	-	100,000	100	-	39,900	-	-	40,000
Imputed interest for related party advances	-	-	-	-	-	-	-	15,236	-	-	15,236
Net loss	-	-	-	-	-	-	-	-	(945,836)	(65,256)	(1,011,092)
Balance, March 31, 2026 (unaudited)	80,000	$16,000	160,000	$5,616	28,906,559	$28,906	$100,000	$75,879,983	$(87,595,124)	$(209,850)	$(11,774,469)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months ended March 31, 2026
(Unaudited)

	As Reported	Revision	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(859,892)	$(151,200)	$(1,011,092)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	11,195	-	11,195
Amortization of discount on royalty obligation	115,334	-	115,334
Impairment of intellectual property	6,374	-	6,374
Amortization of right-of-use asset	10,524	-	10,524
Loss on settlement of debt	100,000	-	100,000
Stock based compensation	108,375	-	108,375
Imputed interest for related party advances	15,236	-	15,236
Changes in operating assets and liabilities:
Accounts receivable	(76,889)	151,200	74,311
Grant receivable	(69,694)	-	(69,694)
Prepaid expenses	13,388	-	13,388
Accounts payable and accrued expenses	253,990	-	253,990
Royalty liability	(7,886)		(7,886)
Upfront purchase price liability	(42,503)	-	(42,503)
Lease liability	(10,523)	-	(10,523)
Net cash used in operating activities	(432,971)	-	(432,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription and royalty agreement	500,000	-	500,000
Payment to Economic Injury Disaster loan	(382)	-	(382)
Payment of notes payable – related party	5,000)	-	(5,000)
Payment of notes payable	(75,000)	-	(75,000)
Proceeds from notes payable – related party	85,904	-	85,904
Net cash provided by financing activities	505,522	-	505,522

Net increase in cash	72,551	-	72,551
Cash, beginning of period	139,360	-	139,360

Cash, end of period	$211,911	$-	$211,911

Supplemental disclosures of cash flow information:
Interest paid	$707	$-	$707
Taxes paid	$-	$-	$-
Common stock issued in connection with conversion of related party promissory note	$100,000	$-	$100,000
Common stock issued in connection with issuance of promissory notes	$40,000	$-	$40,000

NOTE 23 - SUBSEQUENT EVENTS

As of August 14, 2026 the Company issued an aggregate of 91,671 shares of its common stock for consulting services, the Company’s Board of Directors’ stock compensation, and the Company’s President stock compensation valued at $26,125.00.

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

BICX104 is being developed through a cooperative agreement with the National Institute on Drug Abuse (NIDA), part of the National Institutes of Health (NIH), under award number UH3DA047925, funded by the Helping to End Addiction Long-term Initiative, or NIH HEAL Initiative. This award is subject to the Cooperative Agreement Terms and Conditions of Award as set forth in RFA DA-19-002 entitled, Development of Medications to Prevent and Treat Opioid Use Disorders (OUD) and Overdose (UG3/UH3) (Clinical Trial Optional).

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

Grant receivables were $102,613 and $52,026 as of June 30, 2026 and December 31, 2025, respectively. Deferred revenues related to the grant were $1,040 and $0, respectively, as of June 30, 2026 and December 31, 2025. $679,477 and $154,270 were recorded as grant income for the three months ended June 30, 2026 and 2025, respectively. $1,042,074 and $568,249 were recorded as grant income for the six months ended June 30, 2026 and 2025, respectively.

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

On March 13, 2026, the Company entered into a sixth amendment agreement to a promissory note, which was originally issued to a third party on November 10, 2023. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2026 to September 30, 2026. The principal amount due was increased by $30,000. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.40 per share for a total value of $20,000. During the six months ended June 30, 2026, the Company made principal payments of $37,500. The balance outstanding as of June 30, 2026 was $278,352.

On March 13, 2026, the Company entered into a fifth amendment agreement to a promissory note, which was originally issued to a third party on March 14, 2024. In accordance with the amendment, the parties agreed to modify the maturity date of the note from February 28, 2026 to September 30, 2026. The principal amount due was increased by $30,000. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.40 per share for a total value of $20,000. During the six months ended June 30, 2026, the Company made principal payments of $37,500. The balance outstanding as of June 30, 2026 was $278,352.

On April 2, 2026, the Company entered into a sixth amendment agreement to a promissory note, which was originally issued to a third party on December 8, 2023. In accordance with the amendment, the parties agreed to modify the maturity date of the note from March 31, 2026 to February 1, 2027. The principal amount due was increased by $30,000. In exchange for the modification, the Company issued 50,000 shares of restricted stock to the debt holder at $0.34 per share for a total value of $17,000. The promissory note bears interest at 5% per annum, and is convertible into common stock of the Company at a conversion price of $0.34 per share. During the six months ended June 30, 2026, the Company made principal payments of $15,000. The balance outstanding as of June 30, 2026 was $332,450.

As of June 30, 2026 and December 31, 2025, the Company owed $307,249 and $312,249 advances to Lourdes Felix, respectively. During the three months ended June 30, 2026 and 2025, the Company also recognized imputed interest of $7,672 and $8,245, respectively, for advances from Lourdes Felix based on an imputed interest of 10% per annum. During the six months ended June 30, 2026 and 2025, the Company also recognized imputed interest of $17,641 and $12,085, respectively, for advances from Lourdes Felix based on an imputed interest of 10% per annum.

On February 15, 2026, Mr. Lucido entered into the 2026 Q1 Subscription Agreement to purchase a total of 1,470,588 shares of common stock for a total purchase price of $500,000.

On May 21, 2026, Joseph Galligan, a member of the Board of Directors, entered into a Subscription Agreement (the “2026 Q2 Subscription Agreement”) to purchase a total of 375,000 shares of common stock for a total purchase price of $150,000.

Since 2026, the Company had received an aggregate of $200,904 advances from Mr. Lucido. On February 15, 2026, the Company issued 294,118 shares of its common stock at $0.34 per share in connection with conversion of the related party promissory note then outstanding of $100,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized. As of June 30, 2026 and December 31, 2025, the outstanding balance of advances from Mr. Lucido was $300,904 and $200,000, respectively. During the three months ended June 30, 2026 and 2025, the Company also recognized imputed interest of $7,439 and $1,475 for advances from Mr. Lucido based on an imputed interest of 10% per annum. During the six months ended June 30, 2026 and 2025, the Company also recognized imputed interest of $12,706 and $6,729 for advances from Mr. Lucido based on an imputed interest of 10% per annum.

On March 26, 2026, BioCorRx Inc. entered into stock exchange agreements with certain related parties, including executive officers and members of the Board of Directors, pursuant to a plan of reorganization. Under these agreements, BioCorRx Inc. acquired an additional 12.15% ownership interest in BioCorRx Pharmaceuticals, Inc. in exchange for an issuance of 2,263,371 shares of common stock.

Results of Operations

Three months ended June 30, 2026 Compared with Three months ended June 30, 2025

	2026	2025
Revenues, net	$87,970	$178,238
Total operating expenses	(1,553,508)	(1,592,158)
Interest expense – related parties	(138,597)	(164,371)
Interest expense, net	(30,048)	(36,686)
Loss on settlement of debt	(47,000)	(55,000)
Grant income	679,477	154,270
Change in fair value of upfront purchase price liability	-	(394)
Change in fair value of royalty liability	-	33,935
Other miscellaneous income	-	104,890
Net loss	(1,001,706)	(1,377,276)
Non-controlling interest	36,932	143,858
Net loss attributable to BioCorRx Inc.	$(964,774)	$(1,233,418)

Revenues

Total net revenues for the three months ended June 30, 2026 were $87,970 compared with $178,238 for the three months ended June 30, 2025, reflecting a decrease of 50.6%. The primary reason for the decrease in net revenues is directly related to the new Lucemyra® distribution sales. Sales/access fees for the three months ended June 30, 2026 and 2025 were $0 and $1,790, respectively, reflecting a decrease of $1,790. The primary reason for the decrease in 2026 is directly related to the decreased number of patients treated at licensed clinics. The supply and distribution net sales for the three months ended June 30, 2026 and 2025 were $87,970 and $176,448, respectively. BioCorRx Pharmaceuticals, Inc. entered into several exclusive and nonexclusive distribution agreements as part of the USWM LLC Asset Purchase Agreement dated March 4, 2025. The distribution arrangements may include: (i) that the Company grants rights to the counterparty to distribute the product, and (ii) the Company supplies the product. Under an exclusive distribution and supply arrangement, the services are not distinct, and revenue is recognized as a single performance obligation. Distribution sales are generated through the distribution arrangements. The Company receives a share of the net distributable profits earned by its distributors, which is recognized when one or more of the following events occur: (i) control of the asset transfers to the end customer; and (ii) the single performance obligation has been satisfied.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2026 and 2025 were $1,553,508 and $1,592,158, respectively, reflecting a decrease of $22,921.

The reasons for the decrease in 2026 are primarily due to (i) a decrease of $259,296 in accounting and legal fees from $405,599 for the three months ended June 30, 2025 to $146,304 for the three months ended June 30, 2026, (ii) a decrease of $179,784 in consulting expense from $351,355 for the three months ended June 30, 2025 to $171,570 for the three months ended June 30, 2026, (iii) a decrease of $62,143 in depreciation and amortization from $71,977 for the three months ended June 30, 2025 to $9,834 for the three months ended June 30, 2026, and (iv) a decrease of $33,456 in stock based compensation from $155,902 for the three months ended June 30, 2025 to $122,446 for the three months ended June 30, 2026, partially offset by (i) an increase of $415,524 in research and development expense from $296,860 for the three months ended June 30, 2025 to $712,384 for the three months ended June 30, 2026 and (ii) an increase of $144,967 in the cost of goods sold from $0 for the three months ended June 30, 2025 to $144,967 for the three months ended June 30, 2026.

Interest Expense - Related Parties

Interest expense - related parties for the three months ended June 30, 2026 and 2025 were $138,597 and $164,371, respectively. The decrease was mainly due to the paid off the related party notes payable in 2025.

Interest Expense

Interest expense for the three months ended June 30, 2026 and 2025 were $30,048 and $36,686, respectively. The decrease was mainly due to the full amortization of certain debt discounts before 2026.

Loss on Settlement of Debt

Loss on settlement of debt for the three months ended June 30, 2026 and 2025 were $47,000 and $55,000, respectively.

Grant Income

During the three months ended June 30, 2026 and 2025, the Company recognized grant income of $679,477 as compared to $154,270 for the comparable period last year.

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

On March 1, 2024 the Company’s subsidiary BioCorRx Pharmaceuticals Inc received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse U01 for the Methamphetamine Use Disorder Studies. The grant provides for $4,131,123 in funding during the first year subjects to terms and conditions specified in the grant, including satisfactory progress of project and availability of funds.

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

Other Miscellaneous Income

Other miscellaneous income for the three months ended June 30, 2025 were $104,890. The miscellaneous income was mainly due to the refundable tax credit received from Internal Revenue Service during 2025.

Net Loss

For the three months ended June 30, 2026, the Company experienced a net loss of $1,001,706 compared with a net loss of $1,377,276 for the three months ended June 30, 2025.

Six months ended June 30, 2026 Compared with Six months ended June 30, 2025

	2026	2025
Revenues, net	$167,038	$313,137
Total operating expenses	(2,739,776)	(2,665,003)
Interest expense – related parties	(274,045)	(324,499)
Interest expense, net	(61,089)	(124,169)
Loss on settlement of debt	(147,000)	(187,514)
Grant income	1,042,074	568,249
Change in fair value of upfront purchase price liability	-	(4,894)
Change in fair value of royalty liability	-	31,324
Other miscellaneous income	-	164,329
Net loss	(2,012,798)	(2,229,040)
Non-controlling interest	102,188	154,215
Net loss attributable to BioCorRx Inc.	$(1,910,610)	$(2,074,825)

Revenues

Total net revenues for the six months ended June 30, 2026 were $167,038 compared with $313,137 for the six months ended June 30, 2025, reflecting a decrease of 46.7%. The primary reason for the decrease in net revenues is directly related to the new Lucemyra® distribution sales. Sales/access fees for the six months ended June 30, 2026 and 2025 were $1,330 and $1,790, respectively, reflecting a decrease of $460. The primary reason for the decrease in 2026 is directly related to the decreased number of patients treated at licensed clinics. The supply and distribution net sales for the six months ended June 30, 2026 and 2025 were $165,708 and $311,347, respectively. BioCorRx Pharmaceuticals, Inc. entered into several exclusive and nonexclusive distribution agreements as part of the USWM LLC Asset Purchase Agreement dated March 4, 2025. The distribution arrangements may include: (i) that the Company grants rights to the counterparty to distribute the product, and (ii) the Company supplies the product. Under an exclusive distribution and supply arrangement, the services are not distinct, and revenue is recognized as a single performance obligation. Distribution sales are generated through the distribution arrangements. The Company receives a share of the net distributable profits earned by its distributors, which is recognized when one or more of the following events occur: (i) control of the asset transfers to the end customer; and (ii) the single performance obligation has been satisfied.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2026 and 2025 were $2,739,776 and $2,665,003, respectively, reflecting an increase of $74,773.

The reasons for the increase in 2026 are primarily due to (i) an increase of $605,938 in research and development expense from $458,779 for the six months ended June 30, 2025 to $1,064,717 for the six months ended June 30, 2026, (ii) an increase of $170,151 in the cost of goods sold from $0 for the six months ended June 30, 2025 to $170,151 for the six months ended June 30, 2026, (iii) an increase of $25,076 in advertising from $16,133 for the six months ended June 30, 2025 to $41,209 for the six months ended June 30, 2026, and (iv) an increase of $21,596 in payroll from $197,236 for the six months ended June 30, 2025 to $218,832 for the six months ended June 30, 2026, partially offset by (i) a decrease of $487,891 in accounting and legal fees from $805,832 for the six months ended June 30, 2025 to $317,941 for the six months ended June 30, 2026, (ii) a decrease of $120,882 in consulting expense from $492,284 for the six months ended June 30, 2025 to $371,402 for the six months ended June 30, 2026, (iii) a decrease of $76,338 in stock based compensation from $307,159 for the six months ended June 30, 2025 to $230,821 for the six months ended June 30, 2026, and (iv) a decrease of $75,791 in depreciation and amortization from $96,820 for the six months ended June 30, 2025 to $21,029 for the six months ended June 30, 2026.

Interest Expense - Related Parties

Interest expense - related parties for the six months ended June 30, 2026 and 2025 were $274,045 and $324,499, respectively. The decrease was mainly due to the paid off the related party notes payable in 2025.

Interest Expense

Interest expense for the six months ended June 30, 2026 and 2025 were $61,089 and $124,169, respectively. The decrease was mainly due to the full amortization of certain debt discounts before 2026.

Loss on Settlement of Debt

Loss on settlement of debt for the six months ended June 30, 2026 and 2025 were $147,000 and $187,514, respectively. The decrease is mainly due to the less amendments to promissory notes during 2026, which were treated as an extinguishment of the old debts and an issuance of the new debts.

Grant Income

During the six months ended June 30, 2026 and 2025, the Company recognized grant income of $1,042,074 as compared to $568,249 for the comparable period last year.

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

On March 1, 2024 the Company’s subsidiary BioCorRx Pharmaceuticals Inc received a Notice of Award from the United States Department of Health and Human Services for a grant from National Institute on Drug Abuse U01 for the Methamphetamine Use Disorder Studies. The grant provides for $4,131,123 in funding during the first year subjects to terms and conditions specified in the grant, including satisfactory progress of project and availability of funds.

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

Other Miscellaneous Income

Other miscellaneous income for the six months ended June 30, 2025 were $164,329. The miscellaneous income was mainly due to the refundable tax credit received from Internal Revenue Service during 2025.

Net Loss

For the six months ended June 30, 2026, the Company experienced a net loss of $2,012,798 compared with a net loss of $2,229,040 for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $21,237. The following table provides a summary of the Company’s net cash flows from operating, investing, and financing activities.

	2026	2025
Net cash used in operating activities	$(873,260)	$(816,122)
Net cash provided by financing activities	755,137	839,961
Net (decrease) increase in cash	(118,123)	23,839
Cash, beginning of period	139,360	88,033
Cash, end of period	$21,237	$111,872

The Company has historically sought and continue to seek financing from private sources to move its business plan forward. In order to satisfy the financial commitments, the Company had relied upon private party financing that has inherent risks in terms of availability and adequacy of funding. During the six months ended June 30, 2026 and 2025, the Company received $650,000 and $0, respectively, proceeds from common stock subscription agreements.

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

Net Cash Flow from Operating Activities

Net cash used in operating activities was $873,260 for the six months ended June 30, 2026 compared to $816,122 used in operating activities for the six months ended June 30, 2025. The decrease was primarily due to non-cash adjustments of $62,945 and a decrease in operating liabilities of $399,201, net of a decrease in net loss of $216,242 and a decrease in operating assets of $188,766.

Net Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $84,824, from $839,961 provided by financing activities for the six months ended June 30, 2025 to $755,137 cash provided by financing activities for the six months ended June 30, 2026.

During the six months ended June 30, 2025, the Company received $35,200 advances from Lourdes Felix, and $812,500 advances from Mr. Lucido. During the six months ended June 30, 2025, the Company repaid $7,000 to Lourdes Felix.

During the six months ended June 30, 2026, the Company received $200,904 advances from Mr. Lucido and repaid $5,000 to Lourdes Felix.

During the six months ended June 30, 2026, Mr. Lucido entered into the 2026 Q1 Subscription Agreement to purchase a total of 1,470,588 shares of common stock for a total purchase price of $500,000. During the six months ended June 30, 2026, Mr. Galligan entered into the 2026 Q2 Subscription Agreement to purchase a total of 375,000 shares of common stock for a total purchase price of $150,000.

During the six months ended June 30, 2026, the Company repaid $90,000 of notes payable owed to third parties.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2026, the Company had a working capital deficit of $(8,231,326), and an accumulated deficit of $88,559,898. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve-month period since the date of the financial statements were issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented. We retain a third party with relevant expertise to support us and assist us in enhancing our policies and procedures, (ii) insufficient GAAP experience regarding complex transactions and reporting, and (iii) an insufficient number of staff to maintain optimal segregation of duties and levels of oversight resulting from our small size and testing of the operating effectiveness of the controls. As of June 30, 2026, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2022, the Company filed a notice of appeal with California Superior Court for Orange County regarding the March 30, 2022 judgment entered in favor of Pellecome. On February 2, 2023, the Company filed a motion requesting the California Superior Court for Orange County reverse and remand its prior ruling, including reversing the granting of Pellecome $222,933 in attorney’s fees. On October 4, 2023 the Court of Appeal of the State of California upheld the March 30, 2022 judgement in favor of Pellecome whereby $222,933 was awarded in attorney’s fees. On January 5, 2024 the California Superior Court for Orange County entered an amended judgement of $332,503 in favor of Pellecome for costs and attorneys’ fees, in addition to the $332,503 judgement the Company owes accrued interest of $94,816. On March 11, 2025, the Company entered into a settlement agreement with Pellecome (the “Settlement Agreement”) pursuant to which the Company shall pay to Pellecome $418,000 to settle the claims. As of June 30, 2026, $16,500 remains outstanding.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2026, the Company issued an aggregate of 624,118 shares of its common stock for services rendered valued at $230,821 based on the underlying market value of the common stock at the date of grant among which 163,236 shares valued at $60,000 were issued to the board of directors for board compensation.

During the six months ended June 30, 2026, the Company issued 1,470,588 shares of its common stock in connection with the 2026 Q1 Subscription Agreement. The shares were issued at a purchase price of $0.34 per share for a total purchase price of $500,000. During the six months ended June 30, 2026, the Company issued 375,000 shares of its common stock in connection with the 2026 Q2 Subscription Agreement. The shares were issued at a purchase price of $0.40 per share for a total purchase price of $150,000.

During the six months ended June 30, 2026, the Company issued 294,118 shares of its common stock at $0.34 per share in connection with conversion of the related party promissory note then outstanding of $100,000. As the fair value of the shares issued equaled the carrying amount of the note, no gain or loss was recognized.

During the six months ended June 30, 2026, the Company issued 2,263,371 shares of its common stock in connection with the acquisition of 12.15% ownership interest in its subsidiary.

During the six months ended June 30, 2026, the Company issued an aggregate of 150,000 shares as consideration to the holders of promissory notes entering into the amended agreements to the promissory notes (see Note 10). The 150,000 shares of common stock were valued at an aggregate value of $57,000.

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

BIOCORRX INC.

Date: August 14, 2026	By:	/s/ Lourdes Felix
Lourdes Felix
Chief Executive Officer and Chief Financial Officer

